Form 10-Q
period 2011-03-31
First Connecticut Bancorp, Inc.
filed 2011-05-16
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 333-171913

First Connecticut Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-1496206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Farm Glen Boulevard, Farmington, CT	06032
(Address of Principal Executive Offices)	(Zip Code)

(860) 676-4600
(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES   ☒     NO   ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐     NO   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of May 16, 2011, there were no shares of the Registrant’s common stock outstanding.

First Connecticut Bancorp, Inc.

Part I. Financial Information

Item 1. Consolidated Financial Statements

First Connecticut Bancorp, Inc.
Consolidated Statements of Condition

	March 31,	December 31,
	2011	2010
(Dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$25,465	$18,608
Federal funds sold	50,000	-
Cash and cash equivalents	75,465	18,608
Securities held-to-maturity, at amortized cost	3,672	3,672
Securities available-for-sale, at fair value	142,548	163,008
Loans held for sale	378	862
Loans, net	1,157,835	1,157,917
Premises and equipment, net	21,741	21,907
Federal Home Loan Bank of Boston stock, at cost	7,449	7,449
Accrued income receivable	4,154	4,227
Bank-owned life insurance	19,830	19,657
Deferred income taxes	11,424	11,408
Prepaid expenses and other assets	10,143	7,915
Total assets	$1,454,639	$1,416,630
Liabilities and Capital Accounts
Deposits
Interest-bearing	$1,003,655	$958,319
Noninterest-bearing	161,300	150,186
	1,164,955	1,108,505
FHLB advances	68,000	71,000
Repurchase agreement borrowings	21,000	21,000
Mortgagors’ escrow accounts	6,541	9,717
Repurchase liabilities	70,209	84,029
Accrued expenses and other liabilities	27,957	27,386
Total liabilities	1,358,662	1,321,637

Commitments and contingencies	-	-

Capital accounts
Undivided profits	98,529	97,513
Accumulated other comprehensive loss	(2,552)	(2,520)
Total capital accounts	95,977	94,993
Total liabilities and capital accounts	$1,454,639	$1,416,630

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
(Dollars in thousands)
Interest income
Interest and fees on loans
Mortgage	$10,548	$10,377
Other	3,612	3,193
Interest and dividends on investments
United States Government and agency obligations	435	1,316
Other bonds	52	57
Corporate stocks	67	96
Other interest income	17	10
Total interest income	14,731	15,049
Interest expense
Deposits	1,952	2,139
Interest on borrowed funds	525	546
Interest on repo borrowings	179	183
Interest on repurchase liabilities	124	97
Total interest expense	2,780	2,965
Net interest income	11,951	12,084
Provision for allowance for loan losses	300	600
Net interest income after provision for loan losses	11,651	11,484
Noninterest income
Fees for customer services	787	674
Net gain on loans sold	146	24
Brokerage and insurance fee income	124	107
Bank owned life insurance income	174	114
Other	50	68
Total noninterest income	1,281	987
Noninterest expense
Salaries and employee benefits	6,568	5,285
Occupancy expense	1,237	1,039
Furniture and equipment expense	975	900
FDIC assessment	541	408
Marketing	473	489
Other operating expenses	1,867	1,530
Total noninterest expense	11,661	9,651
Income before income taxes	1,271	2,820
Provision for income taxes	255	917
Net income	$1,016	$1,903

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Changes in Capital Accounts (Unaudited)

		Accumulated Other
		Comprehensive (Loss) Income
		Unrealized	Related to
		Gain on	Employee Benefits
		Securities	Plans,
	Undivided	Available-	Net of
For the Three Months Ended March 31, 2011	Profits	for-Sale	Tax Effect	Total
(Dollars in thousands)
Balance at December 31, 2010	$97,513	$1,111	$(3,631)	$94,993
Net income	1,016	-	-	1,016
Change in accumulated other comprehensive gain related to employee benefit plans, net of tax effects	-	-	35	35
Decrease in unrealized gain on available-for-sale securities, net of tax effects	-	(67)	-	(67)
Total comprehensive income				984
Balance at March 31, 2011	$98,529	$1,044	$(3,596)	$95,977

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
(Dollars in thousands)
Cash flows from operating activities
Net income	$1,016	$1,903
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for allowance for loan losses	300	600
Provision for off-balance sheet commitments	10	11
Provision for depreciation and amortization	777	697
Loans originated for sale	(7,591)	(3,231)
Proceeds from the sale of loans held for sale	7,354	3,255
Net gain on loans sold	(146)	(24)
Accretion and amortization of investment security discounts and premiums, net	(42)	27
Amortization and accretion of loan fees and discounts, net	(124)	(141)
Decrease in accrued income receivable	73	30
Increase in cash surrender value of bank-owned life insurance	(173)	(115)
(Increase) decrease in prepaid expenses and other assets	(2,228)	37
Increase (decrease) in accrued expenses and other liabilities	615	(1,736)
Net cash (used in) provided by operating activities	(159)	1,313
Cash flow from investing activities
Sales and maturities of securities available-for-sale	96,419	21,131
Purchases of securities available-for-sale	(76,019)	(17,596)
Loan originations, net of principal repayments	773	(9,846)
Purchases of bank-owned life insurance	-	(3,257)
Purchases of premises and equipment	(611)	(1,504)
Net cash provided by (used in) investing activities	20,562	(11,072)
Cash flows from financing activities
Net (decrease) increase in borrowings	(3,000)	4,000
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	82,979	70,754
Net decrease in certificates of deposit	(26,529)	(19,557)
Net decrease in repurchase liabilities	(13,820)	(5,435)
Change in mortgagors’ escrow accounts	(3,176)	(3,033)
Net cash provided by financing activities	36,454	46,729
Net increase in cash and cash equivalents	56,857	36,970
Cash and cash equivalents at beginning of period	18,608	28,299
Cash and cash equivalents at end of period	$75,465	$65,269

Supplemental disclosure of cash flow information
Cash paid for interest	$2,777	$2,769
Cash paid for income taxes	-	200

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation

Organization and Business

The consolidated financial statements include the accounts of First Connecticut Bancorp, Inc. and its wholly-owned subsidiary, Farmington Bank (formerly known as Farmington Savings Bank), (collectively, the “Company”).  Significant inter-company accounts and transactions have been eliminated in consolidation.

First Connecticut Bancorp, Inc.’s only subsidiary is Farmington Bank.  Farmington Bank’s main office is located in Farmington, Connecticut.  Farmington Bank operates fifteen full service branch offices and four limited services offices in central Connecticut.  Farmington Bank’s primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank’s service area.

Wholly-owned subsidiaries of Farmington Bank include Farmington Savings Loan Servicing, Inc., a passive investment company for Connecticut income tax purposes that was established to service and hold loans collateralized by real property; Village Investments, Inc. which holds the Company’s investment in Infinex Financial Services, a registered broker-dealer; the Village Corp., Limited, a subsidiary that holds certain real estate; 28 Main Street Corp., presently inactive; Village Management Corp., presently inactive and Village Square Holdings, Inc., a subsidiary that holds certain bank premises and other real estate.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company has condensed or omitted certain information and footnote disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2010 included in the Company’s S-1/A filed on May 16, 2011.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

In preparing the consolidated financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the interim period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, investment security other-than-temporary impairment judgments and investment security valuation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” On April 5, 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The guidance on identifying and disclosing TDRs is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applies retrospectively to restructuring occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s consolidated financial statements.

2.	Investment Securities

Investment securities at March 31, 2011 are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$95,986	$4	$(2)	$95,988
U.S. Government agency obligations	11,004	40	-	11,044
Government sponsored residential mortgage-backed securities	27,115	1,614	(5)	28,724
Corporate debt securities	1,000	49	-	1,049
Trust preferred debt securities	44	-	-	44
Preferred equity securities	2,103	116	(230)	1,989
Marketable equity securities	398	8	(2)	404
Mutual funds	3,319	-	(13)	3,306
Total securities available-for-sale	$140,969	$1,831	$(252)	$142,548
Held-to-maturity
Government sponsored residential mortgage-backed securities	$9	$-	$-	$9
Municipal debt securities	663	-	-	663
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,672	$-	$-	$3,672

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Investment securities at December 31, 2010 are summarized as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$112,973	$2	$-	$112,975
U.S. Government agency obligations	11,004	76	-	11,080
Government sponsored residential mortgage-backed securities	30,516	1,780	(2)	32,294
Corporate debt securities	1,000	52	-	1,052
Trust preferred debt securities	44	-	-	44
Preferred equity securities	2,110	43	(293)	1,860
Marketable equity securities	398	10	(2)	406
Mutual funds	3,280	17	-	3,297
Total securities available-for-sale	$161,325	$1,980	$(297)	$163,008
Held-to-maturity
Government sponsored residential mortgage-backed securities	$9	$-	$-	9
Municipal debt securities	663	-	-	663
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,672	$-	$-	$3,672

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
March 31, 2011
Available-for-sale:
U.S. Treasury Obligations	$26,990	$(2)	$-	$-	$26,990	$(2)
Mortgage-backed securities	1,530	(5)	-	-	1,530	(5)
Preferred equity securities	98	(3)	1,777	(227)	1,875	(230)
Marketable equity securities	-	-	4	(2)	4	(2)
Mutual Funds	2,945	(13)	-	-	2,945	(13)
Total	$31,563	$(23)	$1,781	$(229)	$33,344	$(252)

December 31, 2010
Available-for-sale:
Mortgage-backed securities	$-	$-	$335	$(2)	$335	$(2)
Preferred equity securities	95	(5)	1,722	(288)	1,817	(293)
Marketable equity securities	-	-	5	(2)	5	(2)
Total	$95	$(5)	$2,062	$(292)	$2,157	$(297)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Management believes that no individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio.  Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost.  The Company also considers whether the depreciation is due to interest rates or credit risk.

The unrealized losses on preferred equity securities relate to two preferred equity securities that are both rated Baa2 by Moody’s as of March 31, 2011. One preferred equity security has been in a loss position for 12 months or more and the other one has been in a loss position less than twelve months. A detailed review of the preferred equity securities was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity securities are not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

During the three months ended March 31, 2011 and 2010, the Company recorded no other-than-temporary impairment charges.

There were no realized losses or gains for the three month periods ended March 31, 2011 and 2010.

The amortized cost and estimated market value of debt securities at March 31, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	March 31, 2011
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$95,986	$95,988	$663	$663
Due after one year through five years	11,504	11,571	-	-
Due after five years through ten years	500	522	-	-
Due after ten years	44	44	3,000	3,000
Mortgage-backed securities	27,115	28,724	9	9
Total debt securities	$135,149	$136,849	$3,672	$3,672

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $7.4 million of FHLBB capital stock at March 31, 2011 and December 31, 2010, which is equal to its FHLBB capital stock requirement.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	March 31, 2011	December 31, 2010
(Dollars in thousands)
Real estate
Residential	$461,843	$453,557
Commercial	357,942	361,838
Construction	45,501	46,623
Installment	12,401	12,597
Commercial	112,028	112,535
Collateral	1,991	1,941
Home equity line of credit	81,558	81,837
Demand	254	227
Revolving credit	62	84
Resort	102,495	105,215
Total loans	1,176,075	1,176,454
Less:
Allowance for loan losses	(20,562)	(20,734)
Net deferred loan costs	2,322	2,197
Loans, net	$1,157,835	$1,157,917

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the three months ended March 31, 2011 were as follows:

	For the Three Months Ended March 31, 2011
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(In thousands)
Real estate
Residential	$3,056	$(263)	$-	$766	$3,559
Commercial	7,726	-	-	(1,482)	6,244
Construction	524	-	-	261	785
Installment	115	(5)	-	(29)	81
Commercial	1,564	(169)	-	348	1,743
Collateral	-	-	-	-	-
Home equity line of credit	558	(25)	-	32	565
Demand	3	-	4	(6)	1
Revolving credit	-	(14)	-	14	-
Resort	7,188	-	-	(9)	7,179
Unallocated	-	-	-	405	405
	$20,734	$(476)	$4	$300	$20,562

A summary of changes in the allowance for loan losses for the three months ended March 31, 2010 were as follows:

For the Three Months Ended March 31, 2010
Balance at beginning of period	$16,316
Provision for loan losses	600
Charge-offs	(1,131)
Recoveries	27
Balance at end of period	$15,812

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at March 31, 2011 and December 31, 2010:

Loans individually evaluated for impairment:

	March 31, 2011		December 31, 2010
	Principal Balance	Reserve Allocation	Principal Balance	Reserve Allocation
(Dollars in thousands)
Real estate Loans
Residential	$10,704	$496	$7,001	$358
Commercial	14,403	247	14,211	260
Construction	682	67	897	-
Installment	-	-	-	-
Commercial	2,627	33	2,795	-
Collateral	-	-	-	-
Home Equity line of credit	1,873	25	1,228	48
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	4,880	4,880	4,880	4,880
Total	$35,169	$5,748	$31,012	$5,546

Loans collectively evaluated for impairment:

	March 31, 2011		December 31, 2010
	Principal Balance	Reserve Allocation	Principal Balance	Reserve Allocation
(Dollars in thousands)
Real estate Loans
Residential	$451,139	$3,063	$446,556	$2,698
Commercial	343,539	5,997	347,627	7,466
Construction	44,819	718	45,726	524
Installment	12,401	81	12,597	115
Commercial	109,401	1,710	109,740	1,564
Collateral	1,991	-	1,941	-
Home Equity line of credit	79,685	540	80,609	510
Demand	254	1	227	3
Revolving Credit	62	-	84	-
Resort	97,615	2,299	100,335	2,308
Total	$1,140,906	$14,409	$1,145,442	$15,188
Unallocated	-	405	-	-
Total	$1,176,075	$20,562	$1,176,454	$20,734

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at March 31, 2011 and December 31, 2010:

	March 31, 2011
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate Loans
Residential	11	$2,549	-	$-	13	$8,212	24	10,761	$-
Commercial	2	395	-	-	7	3,921	9	4,316	-
Construction	-	-	1	167	1	682	2	849	-
Installment	3	28	-	-	2	64	5	92	-
Commercial	-	-	-	-	8	726	8	726	-
Collateral	3	18	-	-	-	-	3	18	-
Home Equity Line of Credit	-	-	-	-	5	1,492	5	1,492	-
Demand	-	-	-	-	1	25	1	25	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	1	4,880	3	12,220	-	-	4	17,100	-
Total	20	$7,870	4	$12,387	37	$15,122	61	$35,379	$-

	December 31, 2010
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate Loans
Residential	6	$1,273	6	$4,624	10	$4,128	22	$10,025	$-
Commercial	2	456	2	793	6	3,160	10	4,409	-
Construction	-	-	-	-	2	897	2	897	-
Installment	4	25	-	-	5	98	9	123	-
Commercial	5	456	-	-	10	761	15	1,217	-
Collateral	4	42	-	-	-	-	4	42	-
Home Equity LOC	2	100	1	24	5	1,843	8	1,967	-
Demand	-	-	-	-	1	25	1	25	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	23	$2,352	9	$5,441	39	$10,912	71	$18,705	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Non-performing assets were:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Nonaccrual loans:
Real estate Loans
Residential	$8,916	$5,209
Commercial	3,921	3,693
Construction	682	898
Installment	118	124
Commercial	885	862
Collateral	-	-
Home Equity Line of Credit	1,950	2,031
Demand	25	25
Revolving Credit	-	-
Resort	4,880	4,880
Total nonaccruing loans	21,377	17,722
Loans 90 days past due and still accruing	-	-
Real estate owned	238	238
Total nonperforming assets	$21,615	$17,960

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of impaired loans at March 31, 2011:

	March 31, 2011
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate Loans
Residential	$5,036	$5,052	$-
Commercial	7,967	8,982	-
Construction	-	-	-
Installment	-	-	-
Commercial	2,589	2,590	-
Collateral	-	-	-
Home Equity Line of Credit	1,449	1,449	-
Demand	-	-	-
Revolving Credit	-	-	-
Resort	-	-	-
Total	17,041	18,073	-

Impaired loans with a valuation allowance:
Real estate Loans
Residential	5,668	5,914	496
Commercial	6,436	6,435	247
Construction	682	928	67
Installment	-	-	-
Commercial	38	172	33
Collateral	-	-	-
Home Equity Line of Credit	424	520	25
Demand	-	-	-
Revolving Credit	-	-	-
Resort	4,880	4,880	4,880
Total	18,128	18,849	5,748
Total impaired loans	$35,169	$36,922	$5,748

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at December 31, 2010:

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate Loans
Residential	$2,710	$2,703	$-
Commercial	7,974	8,982	-
Construction	897	1,143	-
Installment	-	-	-
Commercial	2,795	2,803	-
Collateral	-	-	-
Home Equity Line of Credit	999	999	-
Demand	-	-	-
Revolving Credit	-	-	-
Resort	-	-	-
Total	15,375	16,630	-

Impaired loans with a valuation allowance:
Real estate Loans
Residential	4,291	4,306	358
Commercial	6,237	6,237	260
Construction	-	-	-
Installment	-	-	-
Commercial	-	-	-
Collateral	-	-	-
Home Equity Line of Credit	229	300	48
Demand	-	-	-
Revolving Credit	-	-	-
Resort	4,880	4,880	4,880
Total	15,637	15,723	5,546
Total impaired loans	$31,012	$32,353	$5,546

Troubled Debt Restructures

A loan is considered a troubled debt restructuring when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower in modifying or renewing the loan that we would not otherwise consider. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a reduction in the interest rate to market rate or below, a change in the term or movement of past due amounts to the back-end of the loan or refinancing. A loan is placed on non-accrual status upon being restructured, even if it was not previously, unless the modified loan was current for the six months prior to its modification and we believe the loan is fully collectable in accordance with its new terms. Our policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months and one calendar year-end. All troubled debt restructurings are classified as impaired loans and are reviewed for impairment by management on a regular basis and a calendar year-end reporting period per our policy.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents information on loans whose terms had been modified in a troubled debt restructuring (“TDR”) at March 31, 2011 and December 31, 2010:

	March 31, 2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
Real estate
Residential	5	$1,858	4	$5,165	9	$7,023
Commercial	5	10,513	3	2,441	8	12,954
Construction	-	-	1	682	1	682
Installment	-	-	-	-	-	-
Commercial	1	300	1	145	2	445
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	1	4,880	1	4,880
Total	11	$12,671	11	$14,312	22	$26,983

	December 31, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	5	$4,449	2	$697	7	$5,146
Commercial	5	10,544	3	2,449	8	12,993
Construction	-	-	2	897	2	897
Installment	-	-	-	-	-	-
Commercial	5	1,932	1	146	6	2,078
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	1	4,880	1	4,880
Total	15	$16,925	10	$10,068	25	$26,993

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Credit Quality Information

At the time of loan origination, a risk rating based on a nine point grading system is assigned to each commercial-related loan based on the loan officer’s and management’s assessment of the risk associated with each particular loan. This risk assessment is based on an in depth analysis of a variety of factors. More complex loans and larger commitments require that our internal credit risk management department further evaluate the risk rating of the individual loan or relationship, with credit risk management having final determination of the appropriate risk rating. These more complex loans and relationships receive ongoing periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. Our risk rating system is designed to be a dynamic system and we grade loans on a “real time” basis. The Company places considerable emphasis on risk rating accuracy, risk rating justification, and risk rating triggers. Our risk rating process has been enhanced with our recent implementation of industry-based risk rating “cards.” The cards are used by our loan officers and promote risk rating accuracy and consistency on an institution-wide basis. Most loans are reviewed annually as part of a comprehensive portfolio review conducted by management and/or by our independent loan review firm. More frequent reviews of loans rated low pass, special mention, substandard and doubtful are conducted by our credit risk management department. We utilize an independent loan review consulting firm to affirm our rating accuracy and opine on the overall credit quality of our loan portfolio. The consulting firm conducts two loan reviews per year aiming at a 65.0% or higher commercial portfolio penetration. Summary findings of all loan reviews performed by the outside consulting firm are reported to our board of directors and senior management upon completion.

The Company utilizes a nine point risk rating scale as follows:

Risk Rating Definitions

Residential and consumer loans are not rated unless they are 45 days or more delinquent, in which case, depending on past-due days, they will be rated 6, 7 or 8.

Loans rated 1 – 5:	Commercial loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6:
Residential, Consumer and Commercial loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7:	Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8:	Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at March 31, 2011 and December 31, 2010:

	March 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate Loans
Residential	$450,982	$733	$10,128	$-	$461,843
Commercial	316,451	9,519	31,972	-	357,942
Construction	37,443	1,651	6,407	-	45,501
Installment	12,260	19	122	-	12,401
Commercial	92,226	6,127	13,675	-	112,028
Collateral	1,983	8	-	-	1,991
Home Equity Line of Credit	79,350	72	2,136	-	81,558
Demand	229	-	25	-	254
Revolving Credit	62	-	-	-	62
Resort	82,596	-	15,019	4,880	102,495
Total Loans	$1,073,582	$18,129	$79,484	$4,880	$1,176,075

	December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate Loans
Residential	$442,255	$2,025	$9,277	$-	$453,557
Commercial	306,720	13,418	29,037	-	349,175
Construction	51,454	1,611	6,221	-	59,286
Installment	12,452	13	132	-	12,597
Commercial	92,015	5,833	14,687	-	112,535
Collateral	1,933	8	-	-	1,941
Home Equity Line of Credit	79,468	277	2,092	-	81,837
Demand	202	-	25	-	227
Revolving Credit	84	-	-	-	84
Resort	84,981	-	20,234	-	105,215
Total Loans	$1,071,564	$23,185	$81,705	$-	$1,176,454

Our senior management places considerable emphasis on the early identification of problem assets, problem-resolution and minimizing loss exposure. Delinquency notices are mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes more than 30 days delinquent, we send a letter advising the borrower of the delinquency. Residential and consumer lending borrowers are typically given 30 days to pay the delinquent payments or to contact us to make arrangements to bring the loan current over a longer period of time. Generally, if a residential or consumer lending borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are initiated. We may consider forbearance or a loan restructuring in certain circumstances where a temporary loss of income is the primary cause of the delinquency, and if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes. Problem or delinquent borrowers in our commercial real estate, commercial business and resort portfolios are handled on a case-by-case basis, typically by our special assets department. Appropriate problem-resolution and workout strategies are formulated based on the specific facts and circumstances.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.  These related party loans totaled $823,000 and $831,000 at March 31, 2011 and December 31, 2010, respectively.  All related party loans were performing according to their credit terms.

4.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at March 31, 2011 and December 31, 2010.  The Company has access to a pre-approved unsecured line of credit with the PNC Bank for $10.0 million, which was undrawn at March 31, 2011 and December 31, 2010.

During 2010, the Company entered into the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $87.8 million on an overnight basis as of March 31, 2011 and was undrawn at March 31, 2011 and December 31, 2010. The funding arrangement was collateralized by $126.8 million in pledged commercial real estate loans as of March 31, 2011.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $68.0 million and $71.0 million at March 31, 2011 and December 31, 2010, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $448.5 million and $439.7 million at March 31, 2011 and December 31, 2010, respectively. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities totaling $25.0 million.  Outstanding borrowings totaled $21.0 million at March 31, 2011 and December 31, 2010.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $70.2 million and $84.0 million as of March 31, 2011 and December 31, 2010, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, U.S. Government agency obligations, Government sponsored residential mortgage-backed securities with a market value of $83.0 million and $79.0 million as of March 31, 2011 and December 31, 2010, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

5.	Deposits

Deposits consisted of the following:
	March 31, 2011	December 31, 2010
(Dollars in thousands)
Noninterest-bearing demand deposits	$161,300	$150,186
Interest-bearing
NOW accounts	237,534	217,151
Money market	199,973	158,232
Savings accounts	138,741	129,122
Time deposits	427,148	453,677
Club accounts	259	137
Total deposits	$1,164,955	$1,108,505

6.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
(Dollars in thousands)
Service cost	$172	$142	$15	$13
Interest cost	264	256	34	35
Expected return on plan assets	(269)	(248)	-	-
Amortization:
(Gain) loss	98	66	-	-
Transition obligation	-	-	-	-
Prior service cost	(31)	(31)	(12)	(12)
Net periodic benefit cost	$234	$185	$37	$36

The Company expects to contribute $1.0 million to the qualified defined benefit plan for the year ended December 31, 2011. Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2011 will be equal to the Company’s estimated future benefit payment liabilities totaling approximately $331,000 less any participant contributions.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

7.	Derivative Financial Instruments

Non-Hedge Accounting Derivatives/Non-designated Hedges:

The Company does not use derivatives for trading or speculative purposes. Interest rate swap derivatives not designated as hedges are offered to certain qualifying commercial customers and to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting under FASB ASC 815, “Derivatives and Hedging”. The interest rate swap agreements enable these customers to synthetically fix the interest rate on variable interest rate loans. The customers pay a variable rate and enter into a fixed rate swap agreement with the Company. The credit risk associated with the interest rate swap derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to our normal credit policies. The Company obtains collateral, if needed, based upon its assessment of the customers’ credit quality. Generally, interest rate swap agreements are offered to “pass” rated customers requesting long-term commercial loans or commercial mortgages in amounts of at least $1.0 million. The interest rate swap agreement with our customers is cross-collateralized by the loan collateral. The interest rate swap agreements do not have any embedded interest rate caps or floors.

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of March 31, 2011, the Company maintained a cash balance of $250,000 with PNC and pledged a mortgage backed security with a fair value of $341,000 to collateralize our position. The Company’s agreement with PNC will require PNC to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of March 31, 2011, the Company’s agreement would require PNC to secure any outstanding receivable in excess of $10.0 million.

Credit-risk-related Contingent Features

The Company’s agreement with PNC, its derivative counterparty, contains the following provisions:

●
If the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations;

●
If the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions, and the Company would be required to settle its obligations under the agreements;

●	if the Company fails to maintain a specified minimum leverage ratio, then the Company could be declared in default on its derivative obligations; and

●
if a specified event or condition occurs that materially changes the Company’s creditworthiness in an adverse manner, it may be required to fully collateralize its obligations under the derivative instrument.

The Company is in compliance with the above provisions as of March 31, 2011.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company has established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as well as identifies internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts, and limits to single dealer counterparties).

The interest rate swap derivatives executed with our customers and our counterparty, PNC, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated statements of condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			March 31, 2011			December 31, 2010
	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values
(Dollars in thousands)

Commercial loan customer interest rate swap position	Other Assets	6	$19,466	$643	9	$42,289	$1,771

Commercial loan customer interest rate swap position	Other Liabilities	13	52,796	(2,030)	10	44,779	(1,497)

Counterparty interest rate swap position	Other Assets (Liabilities)	19	72,262	1,387	19	87,068	(274)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31
	2011			2010
	Interest Income recorded in Interest Income	MTM (Loss) Gain recorded in Noninterest income	Net Impact	Interest Income recorded in Interest Income	MTM (Loss) Gain recorded in Noninterest income	Net Impact
(Dollars in thousands)

Commercial loan customer interest rate swap position	$571	$-	$571	$294	$-	$294

Counterparty interest rate swap position	(571)	-	(571)	(294)	-	(294)

Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2011, outstanding rate locks and outstanding commitments to sell residential mortgage loans totaled approximately $5.8 million.  Forward sales, which include mandatory forward commitments of approximately $4.0 million at March 31, 2011, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

8.	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and unused lines of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition.  The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk are as follows:

	March 31,	December 31,
	2011	2010
(Dollars in thousands)
Approved loan commitments	$27,135	$26,409
Approved resort commitments	-	19,000
Unadvanced portion of construction loans	17,819	20,290
Unadvanced portion of resort loans	32,258	23,602
Unused lines for home equity loans	79,492	80,410
Unused revolving lines of credit	378	355
Unused commercial letters of credit	10,648	9,885
Unused commercial lines of credit	58,323	54,048
	$226,053	$233,999

Financial instruments with off-balance sheet risk had a valuation allowance of $252,000 and $242,000 as of March 31, 2011 and December 31, 2010, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held is primarily residential property.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2011 and December 31, 2010, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

9.	Fair Value Measurements

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information.  In accordance with FASB ASC 820-10, the fair value estimates are measured within the fair value hierarchy.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC 820-10 are described as follows:

Basis of Fair Value Measurement

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

●	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

When available, quoted market prices are used.  In other cases, fair values are based on estimates using present value or other valuation techniques.  These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, and estimates of future cash flows, future expected loss experience and other factors.  Changes in assumptions could significantly affect these estimates.  Derived fair value estimates cannot be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the three months ended March 31, 2011 or during the year ended December 31, 2010.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of March 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$95,988	$95,988	$-	$-
U.S. Goverment agency obligations	11,044	-	11,044	-
Government sponsored residential mortgage-backed securities	28,724	-	28,724	-
Corporate debt securities	1,049	-	1,049	-
Trust preferred debt securities	44	-	-	44
Preferred equity securities	1,989	-	1,989	-
Marketable equity securities	404	114	290	-
Mutual funds	3,306	-	3,306	-
Securities available-for-sale	142,548	96,102	46,402	44
Interest rate swap derivative	2,030	-	2,030	-
Forward loan sales commitments	6	-	-	6
Total assets	$144,584	$96,102	$48,432	$50

Liabilities
Interest rate swap derivative	$2,030	$-	$2,030	$-
Derivative loan commitments	57	-	-	57
Total liabilities	$2,087	$-	$2,030	$57

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$112,975	$112,975	$-	$-
U.S. Goverment agency obligations	11,080	-	11,080	-
Government sponsored residential mortgage-backed securities	32,294	-	32,294	-
Corporate debt securities	1,052	-	1,052	-
Trust preferred debt securities	44	-	-	44
Preferred equity securities	1,860	-	1,860	-
Marketable equity securities	406	116	290	-
Mutual funds	3,297	-	3,297	-
Securities available for sale	163,008	113,091	49,873	44
Interest rate swap derivative	1,771	-	1,771	-
Total assets	$164,779	$113,091	$51,644	$44

Liabilities
Interest rate swap derivative	$1,771	$-	$1,771	$-
Total liabilities	$1,771	$-	$1,771	$-

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available for Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010

(Dollars in thousands)
Balance at beginning of period	$44	$90	$-	$-
Transfer into Level 3	-	-	-	-
Accretion	-	(23)	-	-
Paydowns	-	-	-	-
Total losses - (realized/unrealized):
Included in earnings	-	-	51	-
Included in other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales/Proceeds	-	-	-	-
Balance at the end of period	$44	$67	$51	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available for Sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations and, marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. Level 3 securities include trust preferred debt securities. At March 31, 2011 and December 31, 2010, the Company did not use the pricing service for its Level 3 securities, which consisted of a pooled trust preferred debt securities.  Therefore, management obtained a price by using a discounted cash flows analysis and a market bid indication.

The Company utilizes a third party, nationally-recognized pricing service (“pricing service”) to estimate fair value measurements for almost 100% of its investment securities portfolio.  The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things.  The fair value prices on all investment securities are reviewed for reasonableness by management.  Also, management assessed the valuation techniques used by the pricing service based on a review of their pricing methodology to ensure proper hierarchy classifications.

Interest Rate Swap Derivative Receivable and Liability: The Company’s derivative positions are valued using proprietary models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.  Such derivatives are basic interest rate swaps that do not have any embedded interest rate caps and floors.

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements. Derivatives that are valued based upon models with significant unobservable market parameters and that are normally traded less actively or have trade activity that is one way are classified within Level 3 of the valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$521
Loans held for sale	-	378	-
Impaired loans	-	-	29,421
Other real estate owned	-	-	238

	December 31, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$457
Loans held for sale	-	862	-
Impaired loans	-	-	25,466
Other real estate owned	-	-	238

The following is a description of the valuation methodologies used for instruments measured at fair value:

Mortgage Servicing Rights: A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing.  The fair value of servicing rights is estimated using a present value cash flow model.  The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates.  Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset.  As such, measurement at fair value is on a nonrecurring basis.  Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Loans Held for Sale: Loans held for sale are accounted for at the lower of cost or market. The fair value of loans held for sale are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at March 31, 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements.  Upon foreclosure, the property securing the loan is written down to fair value less selling costs.  The writedown is based upon the difference between the appraised value and the book value.  Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy.

10.	Fair Value of Financial Instruments

FASB ASC 825-10, Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statements of condition, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  FASB ASC 825-10 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the statement of condition for cash and cash equivalents approximate those assets’ fair values.

Investment securities:  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Investment in Federal Home Loan Bank of Boston stock:  The fair value of stock in the Federal Home Loan Bank of Boston is assumed to approximate its cost.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Loans:  In general, discount rates used to calculate values for loan products were based on the Company’s pricing at the respective year end and included appropriate adjustments for expected credit losses.  A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans.  Projected loan cash flows were adjusted for estimated credit losses.  However, such estimates made by the Company may not be indicative of assumptions and adjustments that a purchaser of the Company’s loans would seek.

Accrued interest:  The carrying amount of accrued interest approximates its fair value.

Interest Rate Swap Derivative Receivable: Interest rate swap derivatives not designated as hedges are measured at fair value.

Forward Loan Sale Commitments: Forward loan sale commitments derivatives not designated as hedges are measured at fair value.

Deposits:  The fair values disclosed for demand deposits and savings accounts (e.g., interest and noninterest checking and passbook savings) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts for variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities of time deposits.

Borrowed funds:  The fair value for borrowed funds are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of agreements.

Repurchase liability:  Repurchase liabilities represent a short-term customer sweep account product.  Because of the short-term nature of these liabilities, the carrying amount approximates its market value.

Interest Rate Swap Derivative Liability: Interest rate swap derivatives not designated as hedges are measured at fair value.

Derivative Loan Commitments: Interest rate lock commitments not designated as hedges are measured at fair value.

ASC 825-10 defines the fair value of demand deposits as the amount payable on demand and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time.  That component is commonly referred to as a deposit base intangible.  This intangible asset is neither considered in the above fair value amounts nor is it recorded as an intangible asset in the consolidated statements of condition.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents a comparison of the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Cash and due from banks	$25,465	$25,465	$18,608	$18,608
Federal funds sold	50,000	50,000	-	-
Securities held-to-maturity	3,672	3,672	3,672	3,672
Securities available-for-sale	142,548	142,548	163,008	163,008
Loans held for sale	378	378	862	862
Loans	1,176,075	1,184,747	1,176,454	1,179,012
Federal Home Loan Bank stock	7,449	7,449	7,449	7,449
Accrued interest receivable	4,154	4,154	4,227	4,227

Financial liabilities
Deposits
Noninterest-bearing demand deposits	161,300	161,300	150,186	150,186
Savings accounts	138,741	138,741	129,122	129,122
Money market	199,973	199,973	158,232	158,232
Time deposits	427,148	429,915	453,677	456,147
NOW accounts	237,534	237,534	217,151	217,151
Club accounts	259	259	137	137
FHLB advances	68,000	69,989	71,000	72,779
Repurchase agreement borrowings	21,000	20,916	21,000	20,939
Mortgagors’ escrow accounts	6,541	6,541	9,717	9,717
Repurchase liabilities	70,209	70,201	84,029	84,029

On-balance sheet derivative financial instruments
Forward loan sales commitments:
Assets	6	6	-	-
Liabilities	-	-	-	-
Interest rate swap derivative liability:
Assets	2,030	2,030	1,771	1,771
Liabilities	2,030	2,030	1,771	1,771
Derivative loan commitments
Assets	-	-	-	-
Liabilities	57	57	-	-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

11.	Regulatory Matters

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and the Bank to maintain certain minimum ratios, as set forth below.  At March 31, 2011 and December 31, 2010, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table presents the actual capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At March 31, 2011 -
Total Capital (to Risk Weighted Assets)	$111,881	10.38%	$86,228	8.00%	$107,785	10.00%
Tier I Capital (to Risk Weighted Assets)	98,312	9.12	43,119	4.00	64,679	6.00
Tier I Capital (to Average Assets)	95,877	6.77	56,648	4.00	70,810	5.00
At December 31, 2010 -
Total Capital (to Risk Weighted Assets)	$110,772	10.27%	$86,309	8.00%	$107,886	10.00%
Tier I Capital (to Risk Weighted Assets)	97,194	9.01	43,155	4.00	64,732	6.00
Tier I Capital (to Average Assets)	97,194	6.47	60,078	4.00	75,097	5.00
First Connecticut Bancorp, Inc.:
At March 31, 2011 -
Total Capital (to Risk Weighted Assets)	$111,881	10.38%	$86,228	8.00%	$107,785	10.00%
Tier I Capital (to Risk Weighted Assets)	98,412	9.13	43,116	4.00	64,674	6.00
Tier I Capital (to Average Assets)	95,977	6.77	56,707	4.00	70,884	5.00
At December 31, 2010 -
Total Capital (to Risk Weighted Assets)	$110,872	10.28%	$86,309	8.00%	$107,886	10.00%
Tier I Capital (to Risk Weighted Assets)	97,294	9.02	43,155	4.00	64,732	6.00
Tier I Capital (to Average Assets)	97,294	6.48	60,097	4.00	75,121	5.00

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

12.	Other Comprehensive Income

The following table represents the components of comprehensive income and other comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
(Dollars in thousands)
Net income	$1,016	$1,903
Other comprehensive (loss) income, before tax
Unrealized (losses) gains on securities:
Unrealized holding losses arising during the period	(102)	(42)
Less: reclassification adjustment for gains (losses) included in net income	-	-
Net change in unrealized losses	(102)	(42)
Change related to employee benefit plans	54	15
Other comprehensive loss, before tax	(48)	(27)
Income tax expense	(16)	(9)
Other comprehensive loss, net of tax	(32)	(18)

Comprehensive income	$984	$1,885

13.	Legal Actions

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings.  After reviewing pending and threatened actions with management and legal counsel, the Company believes there are no pending actions that will have a material adverse effect on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements.” You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	Local, regional and national business or economic conditions may differ from those expected.

●	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

●	The ability to increase market share and control expenses may be more difficult than anticipated.

●	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our business.

●
Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

●	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

●	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

●	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

●	Strong competition within our market area may limit our growth and profitability.

●	We may not manage the risks involved in the foregoing as well as anticipated.

●	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

●	Our stock value may be negatively affected by federal regulations and articles of incorporation provisions restricting takeovers.

●	Implementation of stock benefit plans will increase our costs, which will reduce our income.

●
The Dodd-Frank Act was signed into law on July 21, 2010 and is expected to result in dramatic regulatory changes that will affect the industry in general, and impact our competitive position in ways that can’t be predicted at this time.

●	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry.

Any forward-looking statements made by or on behalf of us in this Form 10-Q speak only as of the date of this Form 10-Q. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature we may make in future filings. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

General

Established in 1851, Farmington Bank is a full-service, community bank with 15 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across Central Connecticut.

Our Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and governments. Our branch franchise extends throughout Hartford County with lending throughout the State of Connecticut. The key elements of our operating strategy include:

●	maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth;

●	increasing our focus on commercial lending and continuing to expand commercial banking operations;

●	continuing to focus on consumer and residential lending;

●	maintaining asset quality and prudent lending standards;

●	expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area;

●
continuing expansion through de novo branching with a current goal of adding two to three de novo branches each year for so long as the deposit and loan generating environment continues to be favorable;

●	taking advantage of acquisition opportunities that are consistent with our strategic growth plans; and

●	continuing our efforts to control non-interest expenses.

Critical Accounting Policies

The accounting policies followed by us conform with the accounting principles generally accepted in the United States of America and general practices within the banking industry. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, income taxes, pension and other post-retirement benefits. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio as of the statement of condition date. The allowance for loan losses consists of a formula allowance following FASB ASC 450 – Contingencies and FASB ASC 310 – Receivables.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Commercial construction includes classes for commercial real estate construction and residential development, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate –residential real estate loans are generally originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. The Company generally does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Typically, all fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains financial information annually and continually monitors the cash flows of these loans.

Construction loans – Loans in this segment include commercial construction loans, real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. In addition, construction subdivision loans and commercial and residential construction loans to contractors and developers entail additional risks as compared to single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. Real estate subdivision development loans to developers, licensed contractors and builders for the construction are generally speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Residential construction credit quality is impacted by the overall health of the economy, including unemployment rates and housing prices.

Installment, Collateral, Demand and Revolving Credit – Loans in these segments include installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. Excluding collateral loans which are fully collateralized by a deposit account, repayment for loans in these segments are dependent on the credit quality of the individual borrower.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Home equity line of credit – Loans in this segment include home equity loans and lines of credit generally underwritten with a loan-to-value ratio generally limited to no more than 90%, including any first mortgage. Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Resort – Loans in this segment include direct receivable, inventory, pre-sale, homeowner association and acquisition & development loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, and originates and sells timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. The Company currently owns no acquisition & development loans, and a limited amount of inventory loans, homeowner association loans, and pre-sale loans. Receivable loans are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Allocated component: The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate, construction, commercial and resort loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement or they are nonaccrual loans with outstanding balances of $500,000 or more. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Management updates the analysis quarterly. The assumptions used in appraisals are reviewed for appropriateness. Updated appraisals are obtained as needed or adjusted to reflect the estimated decline in the fair value based upon current market conditions for comparable properties.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated component:  An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date.

Beginning in 2007 and continuing in the first quarter of 2011, softening real estate markets and generally weak economic conditions have lead to declines in collateral values and stress on the cash flows of borrowers. These adverse economic conditions could continue placing further stress on the Company’s borrowers and resulting in increases in charge-offs, delinquencies and non-performing loans and lower valuations for the Company’s impaired loans, which could in turn impact significant estimates such as the allowance for loan losses and the effect could be material.

Other-than-Temporary Impairment of Securities: In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 320-Debt and Equity Securities, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”) resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. Management reviews the securities portfolio on a quarterly basis for the presence of OTTI. An assessment is made as to whether the decline in value results from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near-term, a charge is taken which results in a new cost basis. Credit related OTTI for debt securities is recognized in earnings while non-credit related OTTI is recognized in other comprehensive income if there is no intent to sell or will not be required to sell the security. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded.   Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2011 and December 31, 2010, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.

Income Taxes: Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We provide a deferred tax asset valuation allowance for the estimated future tax effects attributable to temporary differences and carryforwards when realization is determined not to be more likely than not. We adopted the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. FASB ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Pursuant to FASB ASC 740-10, we examine our financial statements, our income tax provision and our federal and state income tax returns and analyze our tax positions, including permanent and temporary differences, as well as the major components of income and expense, to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We recognize interest and penalties arising from income tax settlements as part of our provision for income taxes.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At March 31, 2011 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2007 through 2009.   If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of March 31, 2011, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of March 31, 2011, our net deferred tax asset was $11.4 million and there was no valuation allowance.

Pension and Other Post-retirement Benefits: We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2007 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined in the plan. Our funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Income Security Act of 1974.

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before January 1, 1993 become eligible for the benefits if they retire after reaching age 62 with fifteen or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. We accrue for the estimated costs of these other post-retirement benefits through charges to expense during the years that employees render service. We make contributions to cover the current benefits paid under this plan. Management believes the policy for determining pension and other post-retirement benefit expenses is critical because judgments are required with respect to the appropriate discount rate, rate of return on assets, salary increases and other items. Management reviews and updates these assumptions annually. If our estimate of pension and post-retirement expense is too low we may experience higher expenses in the future, reducing our net income. If our estimate is too high, we may experience lower expenses in the future, increasing our net income.

Recent Accounting Pronouncements

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” On April 5, 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The guidance on identifying and disclosing TDRs is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applies retrospectively to restructuring occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s consolidated financial statements.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Our total assets increased $38.0 million, or 2.7%, to $1.45 billion at March 31, 2011, from $1.41 billion at December 31, 2010, primarily due to a $56.9 million increase in cash and cash equivalents, offset by a decrease in our investment portfolio of $20.5 million.

Our cash and cash equivalents increased $56.9 million or 305.6% during the first quarter of 2011 compared at December 31, 2010 as a result of a $56.5 million increase in deposits.

Our investment portfolio totaled $146.2 million, or 10.1% of total assets, and $166.7 million, or 11.8% of total assets, respectively, at March 31, 2011 and December 31, 2010. Available-for-sale investment securities decreased $20.5 million, or 12.6%, to $142.5 million at March 31, 2011 from $163.0 million at December 31, 2010, primarily due to maturities totaling $93.0 million of U.S. Treasury obligations and a decrease of $3.4 million from principal repayments, partially offset by purchases of $76.0 million of U.S. Treasury obligations. At March 31, 2011 and December 31, 2010, respectively, the securities available-for-sale portfolio was comprised of $107.0 million and $124.1 million in U.S. treasury obligations and U.S. government agency obligations, $28.7 million and $32.3 million in government sponsored residential mortgage-backed securities, $1.0 million and $1.1 million in corporate debt securities, $44,000 and $44,000 in trust preferred debt securities, $404,000 and $406,000 in marketable equity securities, $3.3 million and $3.3 million in mutual funds and $2.0 million and $1.9 million in preferred equity securities.  Securities held-to-maturity were $3.7 million at March 31, 2011 and December 31, 2010.

The net unrealized gains on securities available-for-sale, on a pre-tax basis, decreased by $102,000 to $1.6 million at March 31, 2011. The decrease in the net unrealized gains on investment securities available-for-sale reflects a decline in the net unrealized gains on government sponsored residential mortgage-backed securities that occurred during the first quarter of 2011, partially offset by improvement in our net unrealized losses on our preferred equity securities.  At March 31, 2011 and December 31, 2010, respectively, our available-for-sale investment securities portfolio gross unrealized losses equaled $252,000 and $297,000, of which $229,000 and $292,000, respectively, were from securities that had been in a loss position of twelve months or more. Management does not believe that the unrealized loss represents an other-than-temporary impairment.

Net loans receivable remained stable at March 31, 2011 at $1.16 billion compared to December 31, 2010 due to us implementing operational strategies to maintain our well capitalized designation with federal and state banking regulatory agencies.  The loan portfolio consisted of $461.8 million and $453.6 million in residential real estate loans, $357.9 million and $361.8 million in commercial real estate loans, $45.5 million and $46.6 million in construction loans, $12.4 million and $12.6 million in installment loans, $112.0 million and $112.5 million in commercial loans, $81.6 million and $81.8 million in home equity lines of credit loans, $102.5 million and $105.2 million in resort (timeshare) loans and $2.3 million and $2.3 million in collateral, demand and revolving credit loans at March 31, 2011 and December 31, 2010, respectively.

The allowance for loan losses decreased $172,000 to $20.6 million at March 31, 2011 from $20.7 million at December 31, 2010. Impaired loans increased to $35.2 million as of March 31, 2011 from $31.0 million as of December 31, 2010. Non-performing loans increased to $21.4 million at March 31, 2011 from $17.7 million as of December 31, 2010. At March 31, 2011, the allowance for loan losses represented 1.74% of total loans and 96.2% of non-performing loans, compared to 1.76% of total loans and 117.0% of non-performing loans as of December 31, 2010. Net charge-offs for the three months ended March 31, 2011 were $472,000, or 0.16% compared to net charge-offs for the three months ended March 31, 2010 of $1.1 million, or 0.43%, to average loans outstanding for the respective period. Loan delinquencies 30 days and greater at March 31, 2011 increased $16.7 million to $35.4 million from $18.7 million at December 31, 2010. The increase in past due loans is primarily due to a $4.9 million fully impaired resort loan migrating to the 30-59 day past due category that was fully reserved at March 31, 2011 and December 31, 2010 and $12.2 million in participated resort loans to one borrower that was in the 60-89 past due category at March 31, 2011 which was reported as delinquent since it had matured and was not re-paid despite being current on interest payments.  The $12.2 million in resort loans are not impaired at March 31, 2011.

Prepaid expenses and other assets increased $2.2 million to $10.1 million at March 31, 2011 from $7.9 million at December 31, 2010 primarily due to an $802,000 increase in deferred costs associated with the stock offering and an increase of $1.7 million in an interest rate swap derivative receivable.

Deposits increased $56.5 million, or 5.1%, to $1.16 billion at March 31, 2011 from $1.11 billion at December 31, 2010. Interest-bearing deposits grew $45.3 million, or 4.7%, to $1.0 billion at March 31, 2011 from $958.3 million at December 31, 2010.  Noninterest-bearing demand deposits totaled $161.3 million at March 31, 2011, an increase of $11.1 million from December 31, 2010. At March 31, 2011 and December 31, 2010, respectively, interest-bearing deposits consisted of $237.5 million and $217.2 million in NOW accounts, $200.0 million and $158.2 million in money market accounts, $138.7 million and $129.1 million in savings accounts, $427.1 million and $453.7 million in time deposits and $259,000 and $137,000 in club accounts. The $45.3 million increase in interest-bearing deposits from December 31, 2010 to March 31, 2011 was primarily due to an increase in interest-bearing municipal deposit accounts of approximately $24.0 million and our continued efforts to obtain more individual and commercial account relationships.  Our weighted-average rate paid on deposits outstanding for the three months ended March 31, 2011 declined 19 basis points to 0.79% from 0.98% when compared to the same period in the prior year.

Federal Home Loan Bank advances decreased $3.0 million, or 4.2%, to $68.0 million at March 31, 2011 from $71.0 million at December 31, 2010.  Our repurchase liabilities decreased $13.8 million to $70.2 million at March 31, 2011 from $84.0 million at December 31, 2010 primarily due to a fluctuation in cash flows in one of our business checking customers using our repurchase swap product where excess funds are swept daily into a collateralized account.

Total capital accounts increased $984,000 or 1.0% to $96.0 million at March 31, 2011 compared to $95.0 million at December 31, 2010 due to an increase in earnings of $1.0 million.

Net Interest Income Analysis: Average Balance Sheets, Interest and Yields/Costs

The following tables present the average balance sheets, average yields and costs and certain other information for the periods indicated therein. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero percent yield. The yields set forth below include the effect of net deferred costs and premiums that are amortized to interest income or expense.  Yields and rates have been annualized.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Loans receivable	$1,163,411	$14,160	4.94%	$1,041,030	$13,570	5.29%
Securities	160,924	548	1.38%	131,569	1,469	4.53%
Federal Home Loan Bank of Boston stock	7,449	6	0.33%	7,449	-	0.00%
Fed Funds and other earning assets	33,731	17	0.20%	18,902	10	0.21%
Total interest-earning assets	1,365,515	14,731	4.38%	1,198,950	15,049	5.09%
Noninterest-earning assets	87,224			74,173
Total assets	$1,452,739			$1,273,123

Interest-bearing liabilities:
NOW accounts	$239,925	$183	0.31%	$178,843	$221	0.50%
Money market	179,600	412	0.93%	146,487	311	0.86%
Savings accounts	140,055	69	0.20%	126,408	60	0.19%
Certificates of deposit	441,597	1,288	1.18%	435,380	1,547	1.44%
Total interest-bearing deposits	1,001,177	1,952	0.79%	887,118	2,139	0.98%
Advances from the Federal Home Loan Bank	68,100	525	3.13%	67,742	546	3.27%
Repurchase Agreement Borrowing	21,000	179	3.46%	21,000	183	3.53%
Repurchase liabilities	82,122	124	0.61%	54,751	97	0.72%
Total interest-bearing liabilities	1,172,399	2,780	0.96%	1,030,611	2,965	1.17%
Noninterest-bearing deposits	155,790			122,383
Other noninterest-bearing liabilities	27,515			24,291
Total liabilities	1,355,704			1,177,285
Capital	97,035			95,838
Total liabilities and capital	$1,452,739			$1,273,123

Net interest income		$11,951			$12,084
Net interest rate spread (1)			3.42%			3.92%
Net interest-earning assets (2)	$193,116			$168,339
Net interest margin (3)			3.55%			4.09%
Average interest-earning assets to average interest-bearing liabilities		116.47%			116.33%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the volume and rate columns. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Loans receivable, net	$1,322	$(732)	$590
Investment securities	428	(1,349)	(921)
Federal Home Loan Bank of Boston stock	-	6	6
Fed Funds and other interest-earning assets	7	-	7
Total interest-earning assets	1,757	(2,075)	(318)

Interest-bearing liabilities:
NOW accounts	(1,902)	1,864	(38)
Money market	75	26	101
Savings accounts	9	-	9
Certificates of deposit	23	(282)	(259)
Total interest-bearing deposits	(1,795)	1,608	(187)
Advances from the Federal Home Loan Bank	3	(24)	(21)
Repurchase agreement borrowing	-	(4)	(4)
Repurchase liabilities	55	(28)	27
Total interest-bearing liabilities	(1,737)	1,552	(185)
Increase (decrease) in net interest income	$3,494	$(3,627)	$(133)

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Our results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. We also generate noninterest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. Our noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment costs and other noninterest expenses. Our results of operations are also affected by our provision for loan losses.

The following discussion provides a summary and comparison of our operating results for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Net interest income	$11,951	$12,084	$(133)	(1.1)%
Provision for loan losses	300	600	(300)	(50.0)%
Non-interest income	1,281	987	294	29.8%
Non-interest expense	11,661	9,651	2,010	20.8%
Income before taxes	1,271	2,820	(1,549)	(54.9)%
Income tax provision	255	917	(662)	(72.2)%
Net income	$1,016	$1,903	$(887)	(46.6)%

For the quarter ended March 31, 2011, net income decreased by $887,000 to $1.0 million compared to $1.9 million for the quarter end March 31, 2010. The decrease in net income primarily resulted from a $2.0 million increase in noninterest expense, partially offset by a $300,000 decrease in the provision for loan losses and a $662,000 decrease in the income tax provision.  The increase in noninterest expense was attributable to an increase of $1.3 million, or 24.3%, in salary and benefit expense, a $198,000 increase in occupancy expense, and a $337,000 increase in other operating expense, when compared to the same period in 2010. The provision for income taxes decreased $662,000 to $255,000 for the quarter ended March 31, 2011 compared to tax expense of $917,000 for the same period in 2010 as a result of a decrease in taxable income.

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $12.0 million for the quarter ended March 31, 2011, compared to $12.1 million for the same period in 2010. The $133,000, or 1.1% decrease in net interest income was primarily due to a $318,000, or 2.1% decrease in interest income offset by a reduction of $185,000, or 6.2%, in interest expense. Average interest-earning assets increased by $166.6 million, or 13.9%to $1.45 billion during the period March 31, 2011 when compared to the same period in the prior year. Average interest-bearing liabilities increased $141.8 million, or 13.8% to $1.17 billion during the period ended March 31, 2011 when compared to March 31, 2010.   Our net interest rate spread decreased 50 basis points to 3.42% during 2011 from 3.92% for 2010, primarily due to a 71 basis point decline in the weighted average cost of interest-earning assets to 4.38% for the quarter ended March 31, 2011 from 5.09% for the quarter ended March 31, 2010.

Interest and Dividend Income: For the quarter ended March 31, 2011, interest and dividend income decreased $318,000, or 2.1%, from $15.0 million to $14.7 million for the same period in the prior year.  Our average interest-earning assets for the quarter ended March 31, 2011, grew by $166.6 million, or 13.9%, to $1.45 billion from $1.27 billion for the same period last year, while the yield on average interest-earning assets decreased 71 basis points to 4.38% from 5.09%. A decline of $29.4 million in the average balance of securities for the quarter ended March 31, 2011 when compared to the quarter ended March 31, 2010, coupled with a 315 basis point decline in the yield resulted in a $921,000, or 62.7%, reduction in the interest and dividends on investments. The decline in yield was primarily due to the sale of $16.0 million of appreciated Government sponsored residential mortgages that occurred in December 2010 and were partially replaced by lower yielding U.S. Treasury obligations in order to assist the Company in retaining a “well capitalized” status with federal and state banking agencies. Interest income on loans receivable increased $590,000, or 4.3%, to $14.1 million for the quarter  ended March 31, 2011 from $13.6 million for the same period in the prior year due to an increase of $122.4, or 11.8%, in the average balance of loans receivable, partially offset by a 35 basis point decline in the weighted average yield. Other interest income earned on federal funds sold and other short-term investments remained relatively unchanged for the three months ended March 31, 2011 and 2010.

Interest Expense: Interest expense for the period ended March 31, 2011 declined $185,000, or 6.2%, to $2.8 million from $3.0 million for the same period in the prior year even though our average interest-bearing deposits grew $114.1 million or 12.9% over the same period in the prior year.  This primarily resulted from a 19 basis points decline in the average cost of interest-bearing deposits to 0.79% for the three months ended March 31, 2011 from 0.98% for the three months ended March 31, 2010.  The decrease in the cost of funds was primarily due to the impact that the sustained low interest rate environment had on our NOW accounts and time deposits which resulted in a decrease of 19 basis points and 26 basis points, respectively, during the three months ended March 31, 2011 over the same period in the prior year, offset by a 7 basis point increase in money markets due to promotional rates run in the second half of 2010 with the opening of our 3 new branches.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at a competitive rate and reduced our rate concession practices for customers who did not utilize multiple bank services.

Average outstanding advances from the Federal Home Loan Bank of Boston were $68.1 million for the period ended March 31, 2011, an increase of $358,000 when compared to the same period ended in the prior year. The average rate paid on these borrowings was 3.13% for the three months ended March 31, 2011 or 14 basis points lower than the average rate of 3.27% for the three months ended March 31, 2010. The decrease in the average rate for Federal Home Loan Bank borrowings resulted from the maturity of $14.0 million of higher-cost borrowings in 2010 being replaced with $20.0 million of lower-cost borrowings during 2010.

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loan losses needed to current operations. The assessment considers historical loss experience, historical and current delinquency statistics, the loan portfolio segment and the amount of loans in the loan portfolio, the financial strength of the borrowers, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other credit quality indicators .

Management recorded a provision for loan losses of $300,000 for the three months ended March 31, 2011 which is a decline of $300,000 from the provision of $600,000 recorded during the same period last year.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period primarily due to the slow economic recovery within our market area and the resulting increase in non-performing loans and delinquent loans.

At March 31, 2011, the allowance for loan losses totaled $20.6 million, or 1.7% of total loans and 96.2% of non-performing loans, compared to an allowance for loan losses of $20.7 million, which represented 1.8% of total loans and 117.0% of non-performing loans at December 31, 2010.

Noninterest Income (Loss): Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities are also included in noninterest income (loss).

The following table summarizes noninterest income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$787	$674	$113	16.8%
Net gain on loans sold	146	24	122	508.3%
Brokerage and insurance fee income	124	107	17	15.9%
Bank owned life insurance income	174	114	60	52.6%
Other	50	68	(18)	(26.5)%
Total noninterest income	$1,281	$987	$294	29.8%

Noninterest income increased by $294,000 to $1.3 million for the three months ended March 31, 2011 compared to the same period ended March 31, 2010.  Fees for customer services increased $113,000 or 16.8% primarily due to increases of $40,000 in debit card transactions as a result of our three new branches opening and an increase in customer accounts, $26,000 in overdraft fees and $41,000 in cash management service fees.  The gain on the sale of fixed-rate residential mortgage loans increased by $122,000 to $146,000 compared to the $24,000 gain earned during the same period in 2010 as a result of the continuation of our secondary market residential lending program initiated during the third quarter of 2010.  Income earned on bank-owned life insurance increased $60,000 as a result of our purchase of $5.0 million in additional insurance policies during the past year.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$6,568	$5,285	$1,283	24.3%
Occupancy expense	1,237	1,039	198	19.1%
Furniture and equipment expense	975	900	75	8.3%
FDIC assessment	541	408	133	32.6%
Marketing	473	489	(16)	(3.3)%
Other operating expenses	1,867	1,530	337	22.0%
Total noninterest expense	$11,661	$9,651	$2,010	20.8%

Noninterest expense increased $2.0 million or 20.8% to $11.7 million for the three months ended March 31, 2011 compared to $9.7 million for the same period ended March 31, 2010.  Salary and employee benefits expense increased $1.3 million which was mainly attributable to the addition of 50 full time equivalent employees to support our three new branches, our commercial lending, accounting and loan workout areas and the implementation of cash management, government banking and a small business lending department.  Occupancy expense increased $198,000 or 19.1% to $1.2 million based on approximately $110,000 in costs associated with our three new branches which all opened in the past twelve months and increases in rent and maintenance at our corporate and other branch locations.  We also incurred FDIC assessments of $541,000 for the three months ended March 31, 2011, representing a $133,000 increase compared to the same period ended March 31, 2010 primarily due to the growth in our deposit base.  Other operating expenses increased $337,000 to $1.9 million primarily due to an increase in professional and consulting fees totaling approximately $155,000 to assist in our Bank’s growth and other various increases in operating costs for the three months ended March 31, 2011 compared to the same period ended March 31, 2010.

Income Tax Provision: Income tax provision for the period ended March 31, 2011 was $255,000, a decrease of $662,000 from the same period last year.  The effective tax rate was 20.1% and 32.5% of pretax income for the quarter ended March 31, 2011 and 2010, respectively. The effective tax rate differed from the statutory rate of 34% for the quarters ended March 31, 2011 and 2010 primarily due to the preferential tax treatment of corporate dividends received and non-taxable earnings on bank-owned life insurance and municipal investments.

Liquidity and Capital Resources:

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows, fund operations and pay escrow obligations on items in our loan portfolio. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, principal repayment and prepayment of loans, the sale in the secondary market of loans held for sale, maturities and sales of investment securities and other short-term investments, periodic pay downs of mortgage-backed securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2011. We anticipate that we will maintain higher liquidity levels following the completion of the stock offering.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2011, $75.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the three months ended March 31, 2011, loan originations and purchases, net of collected principal and loan sales, totaled $7.6 million.  Cash received from maturities of investment securities totaled $96.4 million for the three months ended March 31, 2011. We purchased $76.0 million of available-for-sale investment securities primarily in U.S treasury obligations during the first quarter of 2011.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At March 31, 2011, we had $68.0 million in advances from the FHLBB and an additional available borrowing limit of $183.7 million based on collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets or $363.7 million at March 31, 2011.   Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $10.0 million, which was undrawn at March 31, 2011.  During 2010, we entered into the Federal Reserve Bank’s discount window loan collateral program that enables us to borrow up to $87.8 million on an overnight basis as of March 31, 2011. The funding arrangement was collateralized by $126.8 million in pledged commercial real estate loans as of March 31, 2011.

We had outstanding commitments to originate loans of $27.1 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $198.9 million at March 31, 2011. At March 31, 2011 and December 31, 2010, time deposits scheduled to mature in less than one year totaled $329.2 million and $362.7 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $10.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB or our $87.8 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

Our total risk weighted capital to risk weighted assets increased from 10.28% at December 31, 2010 to 10.38% at March 31, 2011,  which is 38 basis points above the 10.0% minimum total risk-based capital ratio that the federal and state banking regulations require us to maintain in order to be considered well capitalized. During 2011, we were able to maintain our capital levels by purchasing zero-risk weighted investments and making certain other strategic operational decisions. The net proceeds from the stock offering will significantly strengthen our capital levels allowing us to aggressively pursue our strategic initiatives.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General: The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans and available-for-sale investment securities, generally have longer contractual maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an asset/liability committee which is responsible for (i) evaluating the interest rate risk inherent in our assets and liabilities, (ii) determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives and (iii) managing this risk consistent with the guidelines approved by our board of directors. Management monitors the level of interest rate risk on a regular basis and the asset/liability committee meets at least quarterly to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans, including adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio and (iii) periodically lengthening the term structure of our borrowings from the FHLBB. Additionally, beginning in mid-2010, we began selling the majority of our fixed-rate residential mortgages to the secondary market. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

Quantitative Analysis: An economic value of equity and an income simulation analysis are used to estimate our interest rate risk exposure at a particular point in time. We are most reliant on the income simulation method as it is a dynamic method that incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position and to manage the risk associated with interest rate movements. At least quarterly, our asset/liability committee reviews the potential effect that changes in interest rates could have on the repayment or repricing of rate sensitive assets and the funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Our asset/liability policy currently limits projected changes in net interest income to a maximum variance of (5%,10% and 15.0%) assuming a 100, 200 or 300 basis point interest rate shock, respectively, as measured over a 12 month period when compared to the flat rate scenario.

At March 31, 2011, income at risk (i.e., the change in net interest income) decreased 1.9% and 4.6% based on a 300 basis point and 400 basis point average increase, respectively, and decreased 0.8% based on a 100 basis point decrease. The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the three scenarios run during the three month period ended March 31, 2011:

Percentage Decrease in Estimated Net Interest Income Over 12 Months

300 basis point increase	(1.9)%
400 basis point increase	(4.6)%
100 basis point decrease	(0.8)%

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no significant changes made in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Form S-1/A filed on May 16, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of First Connecticut Bancorp, Inc.*

3.2	Bylaws of First Connecticut Bancorp, Inc.*

4.1	Form of Common Stock Certificate of First Connecticut Bancorp, Inc.*

10.1	Phantom Stock Plan of Farmington Bank*

10.2	Supplemental Executive Retirement Plan of Farmington Bank*

10.3	Voluntary Deferred Compensation Plan for Directors and Key Employees*

10.4	First Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees*

10.5	Voluntary Deferred Compensation Plan for Key Employees*

10.6	Life Insurance Premium Reimbursement Agreement between Farmington Bank and John J. Patrick, Jr.*

10.7	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Gregory A. White*

10.8	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended*

10.9	Annual Incentive Compensation Plan*

10.10	Supplemental Retirement Plan Participation Agreement between John J. Patrick, Jr. and Farmington Bank*

10.11	Supplemental Retirement Plan Participation Agreement between Michael T. Schweighoffer and Farmington Bank*

10.12	Supplemental Retirement Plan Participation Agreement between Gregory A. White and Farmington Bank*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer

*       Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CONNECTICUT BANCORP, INC.

Date: May 16, 2011	/s/ John P. Patrick
John P. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: May 16, 2011	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: May 16, 2011	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer