Form 10-Q
period 2011-06-30
First Connecticut Bancorp, Inc.
filed 2011-08-15
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES   ☒     NO   ☐.

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

As of August 15, 2011, there were 17,880,200 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I.	Financial Information

Item 1. Consolidated Financial Statements

	Consolidated Statements of Condition at June 30, 2011 (unaudited) and December 31, 2010	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	61

Part II. Other Information

Item 1.	Legal Proceedings	61

Item1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	62

Item 4.	(Removed and Reserved)	62

Item 5.	Other Information	62

Item 6.	Exhibits	62

Signatures		64

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information

Item 1. Consolidated Financial Statements

First Connecticut Bancorp, Inc.
Consolidated Statements of Condition

	June 30, 2011	December 31, 2010
(Dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$29,034	$18,608
Federal funds sold	209,628	-
Cash and cash equivalents	238,662	18,608
Securities held-to-maturity, at amortized cost	3,621	3,672
Securities available-for-sale, at fair value	135,823	163,008
Loans held for sale	1,191	862
Loans, net	1,177,571	1,157,917
Premises and equipment, net	21,159	21,907
Federal Home Loan Bank of Boston stock, at cost	7,449	7,449
Accrued income receivable	4,063	4,227
Bank-owned life insurance	20,005	19,657
Deferred income taxes	13,691	11,408
Prepaid expenses and other assets	9,034	7,915
Total assets	$1,632,269	$1,416,630
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,003,367	$958,319
Noninterest-bearing	173,297	150,186
	1,176,664	1,108,505
FHLB advances	68,000	71,000
Repurchase agreement borrowings	21,000	21,000
Mortgagors’ escrow accounts	11,043	9,717
Repurchase liabilities	57,472	84,029
Accrued expenses and other liabilities	35,043	27,386
Total liabilities	1,369,222	1,321,637

Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares
authorized, 17,880,200 shares issued and outstanding	179	-
Additional paid-in-capital	174,751	-
Unallocated common stock held by ESOP	(3,337)	-
Retained earnings	93,884	97,513
Accumulated other comprehensive loss	(2,430)	(2,520)
Total stockholders’ equity	263,047	94,993
Total liabilities and stockholders’ equity	$1,632,269	$1,416,630

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except Per Share data)	2011	2010	2011	2010
Interest income
Interest and fees on loans
Mortgage	$10,595	$10,460	$21,143	$20,837
Other	3,536	3,353	7,148	6,546
Interest and dividends on investments
United States Government and agency obligations	360	1,053	795	2,369
Other bonds	54	58	106	115
Corporate stocks	207	244	274	340
Other interest income	58	24	75	34
Total interest income	14,810	15,192	29,541	30,241
Interest expense
Deposits	1,954	1,962	3,906	4,101
Interest on borrowed funds	531	511	1,056	1,057
Interest on repo borrowings	179	175	358	358
Interest on repurchase liabilities	96	87	220	184
Total interest expense	2,760	2,735	5,540	5,700
Net interest income	12,050	12,457	24,001	24,541
Provision for allowance for loan losses	300	600	600	1,200
Net interest income after provision for loan losses	11,750	11,857	23,401	23,341
Noninterest income
Fees for customer services	860	752	1,647	1,426
Net gain on loans sold	199	-	345	24
Brokerage and insurance fee income	10	108	134	215
Bank-owned life insurance income	174	184	348	298
Other	50	96	100	164
Total noninterest income	1,293	1,140	2,574	2,127
Noninterest expense
Salaries and employee benefits	7,473	5,674	14,041	10,959
Occupancy expense	1,094	1,020	2,331	2,059
Furniture and equipment expense	990	951	1,965	1,851
FDIC assessment	529	408	1,070	816
Marketing	658	682	1,131	1,171
Contribution to Farmington Bank Community Foundation, Inc.	6,877	-	6,877	-
Other operating expenses	2,306	1,735	4,173	3,265
Total noninterest expense	19,927	10,470	31,588	20,121
(Loss) Income before income taxes	(6,884)	2,527	(5,613)	5,347
Income tax (benefit) expense	(2,239)	810	(1,984)	1,727
Net (loss) income	$(4,645)	$1,717	$(3,629)	$3,620

Net loss per share (See Note 2):
Basic and Diluted (1)	$(0.26)	N/A	N/A	N/A

Weighted average shares outstanding:
Basic and Diluted	17,581,225	N/A	N/A	N/A

Pro forma net (loss) earnings per share (2):
Basic and Diluted	$(0.26)	0.10	(0.21)	0.21

(1)=	Net loss per share reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to June 30, 2011.

(2)=	Pro forma net (loss) earnings per share assumes the Company’s shares are outstanding for all periods prior to the completion of the Plan of Conversion and Reorganization on June 29, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

						Accumulated Other
						Comprehensive (Loss) Income
						Unrealized	Related to
				Unallocated		Gain on	Employee Benefits
			Additional	Common		Securities	Plans,
	Common Stock		Paid in	Shares Held	Retained	Available-	Net of
For the Six Months Ended June 30, 2011	Shares	Amount	Capital	by ESOP	Earnings	for-Sale	Tax Effect	Total
(Dollars in thousands)

Balance at December 31, 2010	-	$-	$-	$-	$97,513	$1,111	$(3,631)	$94,993

Issuance of common stock for initial public offering, net of expenses of $4.1 million (Note 1)	17,192,500	172	167,628	-	-	-	-	167,800
Issuance of common stock to Farmington Bank Community Foundation, Inc. including additional tax benefit due to higher basis for tax purposes	687,700	7	7,123	-	-	-	-	7,130
Purchase of common stock for Employee Stock Ownership Plan “ESOP”	-	-	-	(3,348)	-	-	-	(3,348)
ESOP shares committed to be released	-	-	-	11	-	-	-	11
Comprehensive (loss) income:
Net loss	-	-	-	-	(3,629)	-	-	(3,629)
Change in accumulated other comprehensive loss related to employee benefit plans, net of tax effects	-	-	-	-	-	-	71	71
Increase in unrealized gain on available-for-sale securities, net of tax effects	-	-	-	-	-	19	-	19
Total comprehensive loss								(3,539)
Balance at June 30, 2011	17,880,200	$179	$174,751	$(3,337)	$93,884	$1,130	$(3,560)	$263,047

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities
Net (loss) income	$(3,629)	$3,620
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for allowance for loan losses	600	1,200
Provision for off-balance sheet commitments	5	(8)
Provision for depreciation and amortization	1,549	1,440
Amortization of ESOP expense	11	-
Contribution of stock to Farmington Bank Community Foundation, Inc.	6,877	-
Loans originated for sale	(20,975)	(3,230)
Proceeds from the sale of loans held for sale	20,129	3,254
Net gain on loans sold	(345)	(24)
Accretion and amortization of investment security discounts and premiums, net	(63)	125
Amortization and accretion of loan fees and discounts, net	(129)	(215)
Decrease (increase) in accrued income receivable	164	(22)
Deferred income tax benefit	(2,077)	-
Increase in cash surrender value of bank-owned life insurance	(348)	(298)
Increase in prepaid expenses and other assets	(1,262)	(1,357)
Increase in accrued expenses and other liabilities	7,760	5,087
Net cash provided by operating activities	8,267	9,572
Cash flow from investing activities
Maturities of securities held-to-maturity	260	-
Sales and maturities of securities available-for-sale	174,320	43,276
Purchases of securities held-to-maturity	(209)	(259)
Purchases of securities available-for-sale	(147,043)	(40,659)
Loan originations, net of principal repayments	(19,263)	(61,029)
Proceeds from sale of foreclosed real estate	143	-
Purchases of bank-owned life insurance	-	(5,007)
Purchases of premises and equipment	(801)	(2,799)
Net cash provided by (used in) investing activities	7,407	(66,477)
Cash flows from financing activities
Proceeds from common stock offering, net of offering cost	167,800	-
Purchase of common stock for ESOP	(3,348)	-
Net decrease in borrowings	(3,000)	(2,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	110,814	92,754
Net decrease in certificates of deposit	(42,655)	(20,118)
Net (decrease) increase in repurchase liabilities	(26,557)	3,564
Change in mortgagors’ escrow accounts	1,326	945
Net cash provided by financing activities	204,380	75,145
Net increase in cash and cash equivalents	220,054	18,240
Cash and cash equivalents at beginning of period	18,608	28,299
Cash and cash equivalents at end of period	$238,662	$46,539

Supplemental disclosure of cash flow information
Cash paid for interest	$5,538	$2,790
Cash paid for income taxes	850	1,075
Loans transferred to other real estate owned	-	128

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation

Organization and Business

On June 29, 2011, the Boards of Directors of Farmington Bank, a Connecticut stock savings bank (the “Bank”), First Connecticut Bancorp, Inc., a Maryland-chartered corporation (the “Company”), First Connecticut Bancorp, Inc., a Connecticut-chartered nonstock corporation and mutual holding company (the “MHC”) and Farmington Holdings, Inc., a Connecticut-chartered corporation (the “Mid-Tier”) completed a Plan of Conversion and Reorganization whereby: (1) the MHC converted from the mutual holding company form of organization to the stock holding company form of organization, (2) the Company sold shares of common stock of the Company in a subscription offering, and (3) the Company contributed shares of Company common stock equal to 4.0% of the shares sold in the subscription offering to the Farmington Bank Community Foundation, Inc. (the “Conversion and Reorganization”).  First Connecticut Bancorp, Inc. sold 17,192,500 shares of its common stock to eligible stock holders at $10.00 per share for proceeds of $167.8 million, net of offering costs of $4.1 million. On June 29, 2011, with the completion of the Conversion and Reorganization, First Connecticut Bancorp, Inc. is 100% owned by public shareholders and the MHC and the Mid-Tier ceased to exist.

In connection with the Conversion and Reorganization, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization dedicated to helping the communities the Bank serves. The Foundation was funded with a contribution of 687,700 shares of the Company’s common stock, representing 4% of the outstanding shares.  The stock donation resulted in a $6.9 million contribution expense being recorded and an additional $253,000 deferred tax benefit was recognized as the basis of the contribution for tax purposes is equal to the stock’s trading price on the first day of trading which was higher than the initial issuance price used to record the contribution expense.

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock sold in the offering.  As of June 30, 2011, the ESOP purchased 300,000 shares of common stock at a cost of $3.3 million. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

The consolidated financial statements include the accounts of First Connecticut Bancorp, Inc. and its wholly-owned subsidiary, Farmington Bank (formerly known as Farmington Savings Bank), (collectively, the “Company”). Significant inter-company accounts and transactions have been eliminated in consolidation.

First Connecticut Bancorp, Inc.’s only subsidiary is Farmington Bank.  Farmington Bank’s main office is located in Farmington, Connecticut.  Farmington Bank operates sixteen full service branch offices and four limited services offices in central Connecticut.  Farmington Bank’s primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank’s service area.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company has condensed or omitted certain information and footnote disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2010 included in the Company’s S-1/A filed on May 16, 2011.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Recent Accounting Pronouncements

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” On April 5, 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The guidance on identifying and disclosing TDRs is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s consolidated financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” In April 2011, the FASB issued ASU No. 2011-03 to clarify the determination of whether an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. The changes remove from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. This change is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to new transactions or modifications of existing transactions after the effective date. The Company is currently evaluating the impact of the adoption of this accounting standards update on its consolidated financial statements and does not expect the application of this guidance will have a significant impact as the Company has been accounting for its repurchase agreements as secured financing.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s consolidated financial statements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s consolidated financial statements and related disclosures.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2.	Earnings Per Share

Basic net (loss) income per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock (i.e. stock options) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding during the quarter ended June 30, 2011. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted income (loss) per common share.

Earnings per share data is not presented in these consolidated financial statements prior to June 29, 2011 since shares of common stock were not issued until June 29, 2011; therefore, per share information for prior periods is not meaningful. Pro forma earnings per share are reported in the Consolidated Statements of Operations which assume the shares of the Company issued on June 29, 2011 are outstanding for all periods presented.

The following table sets forth the calculation of basic and diluted earnings per common share for the period from June 29, 2011 to June 30, 2011:

For the Period from June 29, 2011 to June 30, 2011

(Dollars in thousands, except Per Share data):

Net loss	$(4,494)

Weighted-average common shares	17,581,225

Net loss per common share:
Basic and Diluted	$(0.26)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3.	Investment Securities

Investment securities are summarized as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$97,991	$7	$-	$97,998
U.S. Government agency obligations	5,000	12	-	5,012
Government sponsored residential mortgage-backed securities	24,220	1,589	(6)	25,803
Corporate debt securities	1,000	86	-	1,086
Trust preferred debt securities	44	-	-	44
Preferred equity securities	2,100	216	(221)	2,095
Marketable equity securities	398	11	(3)	406
Mutual funds	3,358	21	-	3,379

Total securities available-for-sale	$134,111	$1,942	$(230)	$135,823
Held-to-maturity
Government sponsored residential mortgage-backed securities	$9	$-	$-	$9
Municipal debt securities	612	-	-	612
Trust preferred debt security	3,000	-	-	3,000

Total securities held-to-maturity	$3,621	$-	$-	$3,621

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$112,973	$2	$-	$112,975
U.S. Government agency obligations	11,004	76	-	11,080
Government sponsored residential mortgage-backed securities	30,516	1,780	(2)	32,294
Corporate debt securities	1,000	52	-	1,052
Trust preferred debt securities	44	-	-	44
Preferred equity securities	2,110	43	(293)	1,860
Marketable equity securities	398	10	(2)	406
Mutual funds	3,280	17	-	3,297
Total securities available-for-sale	$161,325	$1,980	$(297)	$163,008
Held-to-maturity
Government sponsored residential mortgage-backed securities	$9	$-	$-	9
Municipal debt securities	663	-	-	663
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,672	$-	$-	$3,672

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
June 30, 2011
Available-for-sale:
Government sponsored residential mortgage-backed securities	$918	$(6)	$-	$-	$918	$(6)
Preferred equity securities	-	-	1,779	(221)	1,779	(221)
Marketable equity securities	-	-	4	(3)	4	(3)

Total	$918	$(6)	$1,783	$(224)	$2,701	$(230)

December 31, 2010
Available-for-sale:
Government sponsored residential mortgage-backed securities	$-	$-	$335	$(2)	$335	$(2)
Preferred equity securities	95	(5)	1,722	(288)	1,817	(293)
Marketable equity securities	-	-	5	(2)	5	(2)

Total	$95	$(5)	$2,062	$(292)	$2,157	$(297)

Management believes that no individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio.  Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost.  The Company also considers whether the depreciation is due to interest rates or credit risk.

The unrealized losses on preferred equity securities relate to one preferred equity security that is rated Baa2 by Moody’s as of June 30, 2011. This security has been in a loss position for 12 months or more. A detailed review of the preferred equity security was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity security is not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

During the three and six months ended June 30, 2011 and 2010, the Company recorded no other-than-temporary impairment charges.

There were no realized losses or gains for the three and six month periods ended June 30, 2011 and 2010.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and estimated market value of debt securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	June 30, 2011
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$97,991	$97,998	$612	$612
Due after one year through five years	5,000	5,012	-	-
Due after five years through ten years	1,000	1,086	-	-
Due after ten years	44	44	3,000	3,000
Mortgage-backed securities	24,220	25,803	9	9
Total debt securities	$128,255	$129,943	$3,621	$3,621

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $7.4 million of FHLBB capital stock at June 30, 2011 and December 31, 2010, which is equal to its FHLBB capital stock requirement.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	June 30, 2011	December 31, 2010
(Dollars in thousands)
Real estate
Residential	$466,754	$453,557
Commercial	369,102	361,838
Construction	44,050	46,623
Installment	11,987	12,597
Commercial	121,153	112,535
Collateral	1,984	1,941
Home equity line of credit	85,666	81,837
Demand	173	227
Revolving credit	78	84
Resort	90,210	105,215
Total loans	1,191,157	1,176,454
Less:
Allowance for loan losses	(15,912)	(20,734)
Net deferred loan costs	2,326	2,197
Loans, net	$1,177,571	$1,157,917

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at beginning of period	$20,562	$15,812	$20,734	$16,316
Provision for loan losses	300	600	600	1,200
Charge-offs	(4,963)	(245)	(5,439)	(1,376)
Recoveries	13	2	17	29
Balance at end of period	$15,912	$16,169	$15,912	$16,169

Changes in the allowance for loan losses by segments for the three months ended June 30, 2011 are as follows:

	For the Three Months Ended June 30, 2011
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,559	$(69)	$-	$(6)	$3,484
Commercial	6,244	-	-	256	6,500
Construction	785	-	-	(183)	602
Installment	81	-	1	(4)	78
Commercial	1,743	-	10	105	1,858
Collateral	-	-	-	-	-
Home equity line of credit	565	-	-	64	629
Demand	1	-	2	(2)	1
Revolving credit	-	(14)	-	15	1
Resort	7,179	(4,880)	-	(39)	2,260
Unallocated	405	-	-	94	499
	$20,562	$(4,963)	$13	$300	$15,912

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the six months ended June 30, 2011 are as follows:

	For the Six Months Ended June 30, 2011
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,056	$(332)	$-	$760	$3,484
Commercial	7,726	-	-	(1,226)	6,500
Construction	524	-	-	78	602
Installment	115	(5)	1	(33)	78
Commercial	1,564	(169)	10	453	1,858
Collateral	-	-	-	-	-
Home equity line of credit	558	(25)	-	96	629
Demand	3	-	6	(8)	1
Revolving credit	-	(28)	-	29	1
Resort	7,188	(4,880)	-	(48)	2,260
Unallocated	-	-	-	499	499
	$20,734	$(5,439)	$17	$600	$15,912

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at June 30, 2011 and December 31, 2010:

Loans individually evaluated for impairment:

	June 30, 2011		December 31, 2010
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate Loans
Residential	$11,134	$495	$7,001	$358
Commercial	14,240	257	14,211	260
Construction	564	54	897	-
Installment	-	-	-	-
Commercial	2,459	34	2,795	-
Collateral	-	-	-	-
Home Equity line of credit	1,873	41	1,228	48
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	-	-	4,880	4,880
Total	$30,270	$881	$31,012	$5,546

Loans collectively evaluated for impairment:

	June 30, 2011		December 31, 2010
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate Loans
Residential	$457,675	$2,989	$448,553	$2,698
Commercial	354,900	6,243	347,625	7,466
Construction	43,467	548	45,715	524
Installment	11,987	79	12,597	115
Commercial	119,088	1,824	110,057	1,564
Collateral	1,984	-	1,941	-
Home Equity line of credit	83,793	588	80,609	510
Demand	173	1	227	3
Revolving Credit	78	-	84	-
Resort	90,068	2,260	100,231	2,308
Total	$1,163,213	$14,532	$1,147,639	$15,188
Unallocated	-	499	-	-
Total	$1,193,483	$15,912	$1,178,651	$20,734

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at June 30, 2011 and December 31, 2010:

	June 30, 2011
									Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate Loans
Residential	8	$1,172	3	$1,042	14	$9,069	25	11,283	$-
Commercial	3	697	-	-	9	6,130	12	6,827	-
Construction	-	-	1	1	1	564	2	565	-
Installment	4	114	3	74	2	64	9	252	-
Commercial	1	46	-	-	7	719	8	765	-
Collateral	8	60	1	35	-	-	9	95	-
Home Equity Line of Credit	1	100	-	-	5	1,481	6	1,581	-
Demand	-	-	-	-	1	25	1	25	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	25	$2,189	8	$1,152	39	$18,052	72	$21,393	$-

	December 31, 2010
									Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate Loans
Residential	6	$1,273	6	$4,624	10	$4,128	22	$10,025	$-
Commercial	2	456	2	793	6	3,160	10	4,409	-
Construction	-	-	-	-	2	897	2	897	-
Installment	4	25	-	-	5	98	9	123	-
Commercial	5	456	-	-	10	761	15	1,217	-
Collateral	4	42	-	-	-	-	4	42	-
Home Equity Line of Credit	2	100	1	24	5	1,843	8	1,967	-
Demand	-	-	-	-	1	25	1	25	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	23	$2,352	9	$5,441	39	$10,912	71	$18,705	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Non-performing assets were:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans:
Real estate Loans
Residential	$9,352	$5,209
Commercial	5,844	3,693
Construction	564	898
Installment	110	124
Commercial	874	862
Collateral	-	-
Home Equity Line of Credit	1,930	2,031
Demand	25	25
Revolving Credit	-	-
Resort	-	4,880
Total nonaccruing loans	18,699	17,722
Loans 90 days past due and still accruing	-	-
Real estate owned	95	238
Total nonperforming assets	$18,794	$17,960

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of impaired loans at June 30, 2011:

	June 30, 2011
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate Loans
Residential	$5,510	$5,555	$-
Commercial	7,831	8,820	-
Construction	-	-	-
Installment	-	-	-
Commercial	2,421	2,420	-
Collateral	-	-	-
Home Equity Line of Credit	1,099	1,099	-
Demand	-	-	-
Revolving Credit	-	-	-
Resort	-	-	-
Total	16,861	17,894	-

Impaired loans with a valuation allowance:
Real estate Loans
Residential	5,624	5,939	495
Commercial	6,409	6,408	257
Construction	564	810	54
Installment	-	-	-
Commercial	38	172	34
Collateral	-	-	-
Home Equity Line of Credit	774	870	41
Demand	-	-	-
Revolving Credit	-	-	-
Resort	-	-	-
Total	13,409	14,199	881
Total impaired loans	$30,270	$32,093	$881

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

Troubled Debt Restructures

A loan is considered a troubled debt restructuring when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower in modifying or renewing the loan that we would not otherwise consider. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a reduction in the interest rate to market rate or below, a change in the term or movement of past due amounts to the back-end of the loan or refinancing. A loan is placed on non-accrual status upon being restructured, even if it was not previously, unless the modified loan was current for the six months prior to its modification and we believe the loan is fully collectable in accordance with its new terms. Our policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months and one calendar year-end. All troubled debt restructurings are classified as impaired loans and are reviewed for impairment by management on a regular basis and at calendar year-end reporting period per our policy.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents information on loans whose terms had been modified in a troubled debt restructuring (“TDR”) at June 30, 2011 and December 31, 2010:

	June 30, 2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
Real estate
Residential	4	$1,351	4	$5,128	8	$6,479
Commercial	2	2,216	4	4,559	6	6,775
Construction	-	-	1	564	1	564
Installment	-	-	-	-	-	-
Commercial	1	300	1	147	2	447
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	7	$3,867	11	$11,397	18	$15,264

	December 31, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	5	$4,449	2	$697	7	$5,146
Commercial	5	10,544	3	2,449	8	12,993
Construction	-	-	2	897	2	897
Installment	-	-	-	-	-	-
Commercial	5	1,932	1	146	6	2,078
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	1	4,880	1	4,880
Total	15	$16,925	10	$10,068	25	$26,993

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Credit Quality Information

At the time of loan origination, a risk rating based on a nine point grading system is assigned to each commercial-related loan based on the loan officer’s and management’s assessment of the risk associated with each particular loan. This risk assessment is based on an in depth analysis of a variety of factors. More complex loans and larger commitments require that our internal credit risk management department further evaluate the risk rating of the individual loan or relationship, with credit risk management having final determination of the appropriate risk rating. These more complex loans and relationships receive ongoing periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. Our risk rating system is designed to be a dynamic system and we grade loans on a “real time” basis. The Company places considerable emphasis on risk rating accuracy, risk rating justification, and risk rating triggers. Our risk rating process has been enhanced with our recent implementation of industry-based risk rating “cards.” The cards are used by our loan officers and promote risk rating accuracy and consistency on an institution-wide basis. Most loans are reviewed annually as part of a comprehensive portfolio review conducted by management and/or by our independent loan review firm. More frequent reviews of loans rated low pass, special mention, substandard and doubtful are conducted by our credit risk management department. We utilize an independent loan review consulting firm to affirm our rating accuracy and opine on the overall credit quality of our loan portfolio. The examination is designed to provide an evaluation of the portfolio with respect to risk rating profile as well as with regard to the soundness of individual loan files.  The individual loan reviews include an analysis of the creditworthiness of obligors, via appropriate key ratios and cash flow analysis and an assessment of collateral protection.  The consulting firm conducts two loan reviews per year aiming at a 65.0% or higher commercial and industrial loans and commercial real estate portfolio penetration. Summary findings of all loan reviews performed by the outside consulting firm are reported to our board of directors and senior management upon completion.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2011 and December 31, 2010:

	June 30, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate Loans
Residential	$454,992	$1,286	$10,476	$-	$466,754
Commercial	325,891	8,479	34,732	-	369,102
Construction	40,495	3,555	-	-	44,050
Installment	11,765	112	110	-	11,987
Commercial	100,027	7,178	13,948	-	121,153
Collateral	1,976	8	-	-	1,984
Home Equity Line of Credit	83,124	432	2,110	-	85,666
Demand	148	-	25	-	173
Revolving Credit	78	-	-	-	78
Resort	70,676	5,637	13,897	-	90,210
Total Loans	$1,089,172	$26,687	$75,298	$-	$1,191,157

	December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate Loans
Residential	$442,255	$2,025	$9,277	$-	$453,557
Commercial	306,720	13,418	29,037	-	349,175
Construction	51,454	1,611	6,221	-	59,286
Installment	12,452	13	132	-	12,597
Commercial	92,015	5,833	14,687	-	112,535
Collateral	1,933	8	-	-	1,941
Home Equity Line of Credit	79,468	277	2,092	-	81,837
Demand	202	-	25	-	227
Revolving Credit	84	-	-	-	84
Resort	84,981	-	20,234	-	105,215
Total Loans	$1,071,564	$23,185	$81,705	$-	$1,176,454

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.  These related party loans totaled $597,000 and $831,000 at June 30, 2011 and December 31, 2010, respectively.  All related party loans were performing according to their credit terms.

5.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at June 30, 2011 and December 31, 2010.  As of June 30, 2011, the Company’s access to a pre-approved unsecured line of credit with a bank increased to $20.0 million from $10.0 million at December 31, 2010, which was undrawn at June 30, 2011 and December 31, 2010.  During 2011, the Company entered into a $3.5 million unsecured line of credit agreement with a bank which expires on October 31, 2011.  The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at June 30, 2011.

During 2010, the Company entered into the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $86.1 million on an overnight basis as of June 30, 2011 and was undrawn at June 30, 2011 and December 31, 2010. The funding arrangement was collateralized by $120.9 million in pledged commercial real estate loans as of June 30, 2011.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $68.0 million and $71.0 million at June 30, 2011 and December 31, 2010, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $451.3 million and $439.7 million at June 30, 2011 and December 31, 2010, respectively. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value totaling $25.0 million.  Outstanding borrowings totaled $21.0 million at June 30, 2011 and December 31, 2010.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $57.5 million and $84.0 million as of June 30, 2011 and December 31, 2010, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a market value of $76.3 million and $79.0 million as of June 30, 2011 and December 31, 2010, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6.	Deposits

 Deposits consisted of the following:

	June 30, 2011	December 31, 2010
(Dollars in thousands)
Noninterest-bearing demand deposits	$173,297	$150,186
Interest-bearing
NOW accounts	241,077	217,151
Money market	206,580	158,232
Savings accounts	144,409	129,122
Time deposits	411,022	453,677
Club accounts	279	137
Total deposits	$1,176,664	$1,108,505

7.	Pension and Other Postretirement Benefit Plans

 The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
(Dollars in thousands)
Service cost	$172	$142	$15	$13
Interest cost	264	256	34	35
Expected return on plan assets	(269)	(248)	-	-
Amortization:
(Gain) loss	98	66	-	-
Transition obligation	-	-	-	-
Prior service cost	(31)	(31)	(12)	(12)
Net periodic benefit cost	$234	$185	$37	$36

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in thousands)
Service cost	$344	$284	$30	$26
Interest cost	528	512	68	70
Expected return on plan assets	(538)	(496)	-	-
Amortization:
(Gain) loss	196	132	-	-
Transition obligation	-	-	-	-
Prior service cost	(62)	(62)	(24)	(24)
Net periodic benefit cost	$468	$370	$74	$72

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At June 30, 2011, the loan had an outstanding balance of $3.3 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense for the three and six months ended June 30, 2011 was $11,000.

Shares held by the ESOP include the following as of June 30, 2011:

Allocated	-
Committed to be released	1,025
Unallocated	298,975
300,000

The fair value of unallocated ESOP shares was $3.3 million at June 30, 2011.

8.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC Bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of June 30, 2011, the Company maintained a cash balance of $2,000,000 with PNC Bank and pledged a mortgage backed security with a fair value of $281,000 to collateralize our position. The Company’s agreement with PNC Bank will require PNC Bank to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of June 30, 2011, the Company’s agreement would require PNC Bank to secure any outstanding receivable in excess of $10.0 million.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Credit-risk-related Contingent Features

The Company’s agreement with PNC Bank, its derivative counterparty, contains the following provisions:

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

The Company is in compliance with the above provisions as of June 30, 2011.

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

The interest rate swap derivatives executed with our customers and our counterparty, PNC Bank, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated statements of condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			June 30, 2011			December 31, 2010
	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values
(Dollars in thousands)

Commercial loan customer interest rate swap position	Other Assets	17	$51,839	$1,357	9	$42,289	$1,771

Commercial loan customer interest rate swap position	Other Liabilities	7	26,543	(911)	10	44,779	(1,497)

Counterparty interest rate swap position	Other Liabilities	24	78,382	(446)	19	87,068	(274)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,
	2011			2010
	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)

Commercial loan customer interest rate swap position	$505	$-	$505	$295	$-	$295

Counterparty interest rate swap position	(505)	-	(505)	(295)	-	(295)

Total	$-	$-	$-	$-	$-	$-

	Six Months Ended June 30,
	2011			2010
	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)

Commercial loan customer interest rate swap position	$1,076	$-	$1,076	$589	$-	$589

Counterparty interest rate swap position	(1,076)	-	(1,076)	(589)	-	(589)

Total	$-	$-	$-	$-	$-	$-

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2011, outstanding rate locks totaled approximately $8.5 million and outstanding commitments to sell residential mortgage loans totaled approximately $8.4 million.  Forward sales, which include mandatory forward commitments of approximately $6.4 million at June 30, 2011, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9.	Financial Instruments with Off-Balance Sheet Risk

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

	June 30,	December 31,
	2011	2010
(Dollars in thousands)
Approved loan commitments	$59,402	$26,409
Approved resort commitments	-	19,000
Unadvanced portion of construction loans	18,522	20,290
Unadvanced portion of resort loans	26,347	23,602
Unused lines for home equity loans	83,866	80,410
Unused revolving lines of credit	369	355
Unused commercial letters of credit	10,801	9,885
Unused commercial lines of credit	54,550	54,048
	$253,857	$233,999

Financial instruments with off-balance sheet risk had a valuation allowance of $246,000 and $242,000 as of June 30, 2011 and December 31, 2010, respectively.

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

At June 30, 2011 and December 31, 2010, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

10.	Fair Value Measurements

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the three and six months ended June 30, 2011 or during the year ended December 31, 2010.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of June 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$97,998	$97,998	$-	$-
U.S. Goverment agency obligations	5,012	-	5,012	-
Government sponsored residential mortgage-backed securities	25,803	-	25,803	-
Corporate debt securities	1,086	-	1,086	-
Trust preferred debt securities	44	-	-	44
Preferred equity securities	2,095	-	2,095	-
Marketable equity securities	406	116	290	-
Mutual funds	3,379	-	3,379	-
Securities available-for-sale	135,823	98,114	37,665	44
Interest rate swap derivative	1,357	-	1,357	-
Forward loan sales commitments	46	-	-	46
Total	$137,226	$98,114	$39,022	$90

Liabilities
Interest rate swap derivative	$1,357	$-	$1,357	$-
Derivative loan commitments	67	-	-	67
Total	$1,424	$-	$1,357	$67

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$112,975	$112,975	$-	$-
U.S. Goverment agency obligations	11,080	-	11,080	-
Government sponsored residential mortgage-backed securities	32,294	-	32,294	-
Corporate debt securities	1,052	-	1,052	-
Trust preferred debt securities	44	-	-	44
Preferred equity securities	1,860	-	1,860	-
Marketable equity securities	406	116	290	-
Mutual funds	3,297	-	3,297	-
Securities available for sale	163,008	113,091	49,873	44
Interest rate swap derivative	1,771	-	1,771	-
Total	$164,779	$113,091	$51,644	$44

Liabilities
Interest rate swap derivative	$1,771	$-	$1,771	$-
Total	$1,771	$-	$1,771	$-

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available for Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010

(Dollars in thousands)
Balance at beginning of period	$44	$67	$51	$-
Transfer into Level 3	-	-	-	-
Accretion	-	-	-	-
Paydowns	-	-	-	-
Total losses (gains) - (realized/unrealized):
Included in earnings	-	-	(30)	-
Included in other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales/Proceeds	-	-	-	-
Balance at the end of period	$44	$67	$21	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

	Securities Available for Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

(Dollars in thousands)
Balance at beginning of period	$44	$90	$-	$-
Transfer into Level 3	-	-	-	-
Accretion	-	(23)	-	-
Paydowns	-	-	-	-
Total losses - (realized/unrealized):
Included in earnings	-	-	21	-
Included in other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales/Proceeds	-	-	-	-
Balance at the end of period	$44	$67	$21	$-

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available for Sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations and, marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. Level 3 securities include trust preferred debt securities. At June 30, 2011 and December 31, 2010, the Company did not use the pricing service for its Level 3 securities, which consisted of pooled trust preferred debt securities.  Therefore, management obtained a price by using a discounted cash flows analysis and a market bid indication.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$551
Loans held for sale	-	1,191	-
Impaired loans	-	-	29,389
Other real estate owned	-	-	95

	December 31, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$457
Loans held for sale	-	862	-
Impaired loans	-	-	25,466
Other real estate owned	-	-	238

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

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at June 30, 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

11.	Fair Value of Financial Instruments

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Repurchase liability:  Repurchase liabilities represent a short-term customer sweep account product.  Because of the short-term nature of these liabilities, the carrying amount approximates its fair value.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents a comparison of the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Cash and due from banks	$29,034	$29,034	$18,608	$18,608
Federal funds sold	209,628	209,628	-	-
Securities held-to-maturity	3,621	3,621	3,672	3,672
Securities available-for-sale	135,823	135,823	163,008	163,008
Loans held for sale	1,191	1,191	862	862
Loans	1,191,157	1,205,700	1,176,454	1,179,012
Federal Home Loan Bank stock	7,449	7,449	7,449	7,449
Accrued interest receivable	4,063	4,063	4,227	4,227

Financial liabilities
Deposits
Noninterest-bearing demand deposits	173,297	173,297	150,186	150,186
Savings accounts	144,409	144,409	129,122	129,122
Money market	206,580	206,580	158,232	158,232
Time deposits	411,022	413,600	453,677	456,147
NOW accounts	241,077	241,077	217,151	217,151
Club accounts	279	279	137	137
FHLB advances	68,000	70,862	71,000	72,779
Repurchase agreement borrowings	21,000	22,712	21,000	20,939
Mortgagors’ escrow accounts	11,043	11,043	9,717	9,717
Repurchase liabilities	57,472	57,472	84,029	84,029

On-balance sheet derivative financial instruments
Forward loan sales commitments:
Assets	67	67	-	-
Liabilities	-	-	-	-
Interest rate swap derivative liability:
Assets	1,357	1,357	1,771	1,771
Liabilities	1,357	1,357	1,771	1,771
Derivative loan commitments
Assets	-	-	-	-
Liabilities	46	46	-	-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

12.	Regulatory Matters

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and the Bank to maintain certain minimum ratios, as set forth below.  At June 30, 2011 and December 31, 2010, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table presents the actual capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:

At June 30, 2011 -
Total Capital (to Risk Weighted Assets)	$195,991	17.93%	$87,447	8.00%	$109,309	10.00%
Tier I Capital (to Risk Weighted Assets)	182,285	16.68	43,713	4.00	65,570	6.00
Tier I Capital (to Average Assets)	182,285	11.99	60,812	4.00	76,015	5.00

At December 31, 2010 -
Total Capital (to Risk Weighted Assets)	$110,772	10.27%	$86,309	8.00%	$107,886	10.00%
Tier I Capital (to Risk Weighted Assets)	97,194	9.01	43,155	4.00	64,732	6.00
Tier I Capital (to Average Assets)	97,194	6.47	60,078	4.00	75,097	5.00

First Connecticut Bancorp, Inc.:

At June 30, 2011 -
Total Capital (to Risk Weighted Assets)	$279,229	25.46%	$87,862	8.00%	$109,828	10.00%
Tier I Capital (to Risk Weighted Assets)	265,477	24.20	43,925	4.00	65,887	6.00
Tier I Capital (to Average Assets)	265,477	17.48	60,759	4.00	75,949	5.00

At December 31, 2010 -
Total Capital (to Risk Weighted Assets)	$110,872	10.28%	$86,309	8.00%	$107,886	10.00%
Tier I Capital (to Risk Weighted Assets)	97,294	9.02	43,155	4.00	64,732	6.00
Tier I Capital (to Average Assets)	97,294	6.48	60,097	4.00	75,121	5.00

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

13.	Other Comprehensive Income

The following table represents the components of comprehensive income and other comprehensive income for the six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in thousands)
Net (loss) income	$(4,645)	$1,717	$(3,629)	$3,620
Other comprehensive (loss) income, before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	131	(55)	29	(97)
Less: reclassification adjustment for gains (losses) included in net income	-	-	-	-
Net change in unrealized gains (losses)	131	(55)	29	(97)
Change related to employee benefit plans	53	15	107	30
Other comprehensive income (loss), before tax	184	(40)	136	(67)
Income tax expense (benefit)	62	(14)	46	(23)
Other comprehensive income (loss), net of tax	122	(26)	90	(44)

Comprehensive (loss) income	$(4,523)	$1,691	$(3,539)	$3,576

14.	Legal Actions

The Company and its subsidiaries are involved in various legal proceedings which have arisen in the normal course of business. The Company believes there are no pending actions that will have a material adverse effect on the consolidated financial statements.

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

General

Established in 1851, Farmington Bank is a full-service, community bank with 16 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across Central Connecticut.

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

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction includes classes for commercial real estate construction and residential development, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2011.

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

Construction loans – Loans in this segment include commercial construction loans, real estate subdivision development loans to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. In addition, construction subdivision loans and commercial and residential construction loans to contractors and developers entail additional risks as compared to single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. Real estate subdivision development loans to developers, licensed contractors and builders for the construction are generally speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Residential construction credit quality is impacted by the overall health of the economy, including unemployment rates and housing prices.

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

Beginning in 2007 and continuing in the second quarter of 2011, softening real estate markets and generally weak economic conditions have lead to declines in collateral values and stress on the cash flows of borrowers. These adverse economic conditions could continue placing further stress on the Company’s borrowers and resulting in increases in charge-offs, delinquencies and non-performing loans and lower valuations for the Company’s impaired loans, which could in turn impact significant estimates such as the allowance for loan losses and the effect could be material.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2011 and December 31, 2010, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At June 30, 2011 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2007 through 2009.   If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of June 30, 2011, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of June 30, 2011, our net deferred tax asset was $13.7 million and there was no valuation allowance.

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

Employee Stock Ownership Plan (“ESOP”): The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

Earnings Per Share: Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

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

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” In April 2011, the FASB issued ASU No. 2011-03 to clarify the determination of whether an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. The changes remove from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. This change is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to new transactions or modifications of existing transactions after the effective date. The Company is currently evaluating the impact of the adoption of this accounting standards update on its consolidated financial statements and does not expect the application of this guidance will have a significant impact as the Company has been accounting for its repurchase agreements as secured financing.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s consolidated financial statements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s consolidated financial statements and related disclosures.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Our total assets increased $215.6 million, or 15.2%, to $1.6 billion at June 30, 2011, from $1.4 billion at December 31, 2010, primarily due to a $220.0 million increase in cash and cash equivalents.  Our cash and cash equivalents increased $220.0 million, or 1182.6%, when comparing June 30, 2011 to December 31, 2010 primarily as a result of a $68.2 million increase in deposits and the net proceeds from our June 2011 public offering totaling $167.8 million.

Our investment portfolio totaled $139.4 million, or 8.5% of total assets, and $166.7 million, or 11.8% of total assets, respectively, at June 30, 2011 and December 31, 2010. Available-for-sale investment securities decreased $27.2 million, or 16.7%, to $135.8 million at June 30, 2011 from $163.0 million at December 31, 2010, primarily due to maturities totaling $168.0 million of U.S. Treasury obligations and a decrease of $6.3 million from principal repayments, partially offset by purchases of $147.0 million of U.S. Treasury obligations. At June 30, 2011 and December 31, 2010, respectively, the securities available-for-sale portfolio was comprised of $103.0 million and $124.1 million in U.S. treasury obligations and U.S. government agency obligations, $25.8 million and $32.3 million in government sponsored residential mortgage-backed securities, $1.1 million and $1.1 million in corporate debt securities, $44,000 and $44,000 in trust preferred debt securities, $406,000 and $406,000 in marketable equity securities, $3.4 million and $3.3 million in mutual funds and $2.1 million and $1.9 million in preferred equity securities.  Securities held-to-maturity were $3.6 million and $3.7 million at June 30, 2011 and December 31, 2010, respectively.

The net unrealized gains on securities available-for-sale, on a pre-tax basis, increased by $29,000 to $1.7 million at June 30, 2011. The increase in the net unrealized gains on investment securities available-for-sale reflects an increase in unrealized gains and a decrease in unrealized losses for our preferred equity securities partially offset by the net decline in the net unrealized gains on government sponsored residential mortgage-backed securities that occurred during the first six months of 2011.  At June 30, 2011 and December 31, 2010, respectively, our available-for-sale investment securities portfolio gross unrealized losses equaled $230,000 and $297,000, of which $224,000 and $292,000, respectively, were from securities that had been in a loss position of twelve months or more. Management does not believe that the unrealized loss represents an other-than-temporary impairment.

Net loans receivable remained stable at June 30, 2011 at $1.2 billion compared to December 31, 2010 due to our implementation of operational strategies to maintain our well capitalized designation with federal and state banking regulatory agencies.  The loan portfolio consisted of $466.8 million and $453.6 million in residential real estate loans, $369.1 million and $361.8 million in commercial real estate loans, $44.0 million and $46.6 million in construction loans, $12.0 million and $12.6 million in installment loans, $121.2 million and $112.5 million in commercial loans, $85.7 million and $81.8 million in home equity lines of credit loans, $90.2 million and $105.2 million in resort (timeshare) loans and $2.2 million and $2.3 million in collateral, demand and revolving credit loans at June 30, 2011 and December 31, 2010, respectively.

The allowance for loan losses decreased $4.8 million to $15.9 million at June 30, 2011 from $20.7 million at December 31, 2010 due to a $4.9 million fully impaired resort loan being charged-off in the second quarter of 2011.  Impaired loans decreased to $30.3 million as of June 30, 2011 from $31.0 million as of December 31, 2010.  Non-performing loans increased to $18.7 million at June 30, 2011 from $17.7 million as of December 31, 2010. At June 30, 2011, the allowance for loan losses represented 1.34% of total loans and 85.1% of non-performing loans, compared to 1.76% of total loans and 117.0% of non-performing loans as of December 31, 2010. Net charge-offs for the six months ended June 30, 2011 were $5.4 million, or 0.92%, compared to net charge-offs for the six months ended June 30, 2010 of $1.3 million, or 0.25%, to average loans outstanding for the respective period. The increase was primarily due to a $4.9 million fully impaired resort loan charged-off in the second quarter of 2011.  Loan delinquencies 30 days and greater at June 30, 2011 increased $2.7 million to $21.4 million from $18.7 million at December 31, 2010. The increase in past due loans is primarily due to weak economic conditions leading to stress on cash flows of our borrowers primarily with our commercial real estate portfolio.

Prepaid expenses and other assets increased $1.1 million to $9.0 million at June 30, 2011 from $7.9 million at December 31, 2010 primarily due to a $800,000 increase in current tax receivable, an increase of $1.1 million in an interest rate swap derivative receivable offset by a $1.0 million decrease in prepaid FDIC assessments.

Deposits increased $68.2 million, or 6.1%, to $1.2 billion at June 30, 2011 from $1.1 billion at December 31, 2010. Interest-bearing deposits grew $45.0 million, or 4.7%, to $1.0 billion at June 30, 2011 from $958.3 million at December 31, 2010.  Noninterest-bearing demand deposits totaled $173.3 million at June 30, 2011, an increase of $23.1 million from December 31, 2010 due to our continued efforts to obtain more individual and commercial account relationships.  At June 30, 2011 and December 31, 2010, respectively, interest-bearing deposits consisted of $241.1 million and $217.2 million in NOW accounts, $206.6 million and $158.2 million in money market accounts, $144.4 million and $129.1 million in savings accounts, $411.0 million and $453.7 million in time deposits and $279,000 and $137,000 in club accounts. The $45.0 million increase in interest-bearing deposits from December 31, 2010 to June 30, 2011 was due to the opening of our 16th branch located in West Hartford, CT during the second quarter and an increase in overall deposits as we continue to grow our customer base.  Our weighted-average rate paid on deposits outstanding for the six months ended June 30, 2011 declined 12 basis points to 0.78% from .90% when compared to the same period in the prior year.

Federal Home Loan Bank advances decreased $3.0 million, or 4.2%, to $68.0 million at June 30, 2011 from $71.0 million at December 31, 2010.  Our repurchase liabilities decreased $26.6 million to $57.7 million at June 30, 2011 from $84.0 million at December 31, 2010 primarily due to fluctuations in cash flows in our business checking customers using our repurchase swap product where excess funds are swept daily into a collateralized account.

Total stockholders’ equity increased $168.1 million, or 176.9%, to $263.0 million at June 30, 2011 compared to $95.0 million at December 31, 2010 primarily due to proceeds received from our initial public offering, which net of expenses of $4.1 million, totaled $167.8 million.

Summary of Operating Results for the Three Months Ended June 30, 2011 and 2010

The following discussion provides a summary and comparison of our operating results for the three months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Net interest income	$12,050	$12,457	$(407)	(3.3)%
Provision for loan losses	300	600	(300)	(50.0)%
Non-interest income	1,293	1,140	153	13.4%
Non-interest expense	19,927	10,470	9,457	90.3%
(Loss) income before taxes	(6,884)	2,527	(9,411)	(372.4)%
Income tax (benefit) expense	(2,239)	810	(3,049)	(376.4)%
Net (loss) income	$(4,645)	$1,717	$(6,362)	(370.5)%

For the quarter ended June 30, 2011, net income decreased by $6.4 million to a net loss of $4.6 million compared to net income of $1.7 million for the quarter end June 30, 2010. The decrease in net income primarily resulted from a $6.9 million contribution to our charitable foundation, Farmington Bank Community Foundation, Inc. and $851,000 incurred to complete the phase out of the Phantom Stock Plan.  Excluding the $6.9 million foundation contribution, the $851,000 expensed to complete the phase out the Phantom Stock Plan and the related tax benefit of $2.6 million, net income would have been $454,000, a decrease of $1.3 million compared to the quarter end June 30, 2010 which was primarily due to an increase in salaries and employee benefits as we continue to expand the services we offer our existing and new customers and the opening of three new branches over the past 13 months.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

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

Interest and Dividend Income: For the quarter ended June 30, 2011, interest and dividend income decreased $382,000, or 2.5%, to $14.8 million from $15.2 million for the same period in the prior year.  Our average interest-earning assets for the quarter ended June 30, 2011, grew by $181.6 million, or 14.4%, to $1.4 billion from $1.3 billion for the same period last year, while the yield on average interest-earning assets decreased 71 basis points to 4.12% from 4.83%. A decline of $17.7 million in the average balance of securities for the quarter ended June 30, 2011 when compared to the quarter ended June 30, 2010, coupled with a 259 basis point decline in the yield on the securities portfolio resulted in a $734,000 or 54.2%, reduction in the interest and dividends on investments. The decline in yield was primarily due to the sale of $36.1 million of appreciated Government sponsored residential mortgage-backed securities that occurred in September and December 2010 that were partially replaced by lower yielding U.S. Treasury obligations in order to assist the Company in retaining a “well capitalized” risk-based capital ratio status with federal and state banking agencies. Interest income on loans receivable increased $318,000 or 2.3%, to $14.1 million for the quarter ended June 30, 2011 from $13.8 million for the same period in the prior year due to an increase of $110.6 million or 10.3%, in the average balance of loans receivable, partially offset by a 37 basis point decline in the weighted average yield. Other interest income earned on federal funds sold and other short-term investments remained relatively unchanged for the three months ended June 30, 2011 and 2010.

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

	Three Months Ended June 30,
	2011			2010

		Interest and			Interest and
	Average Balance	Dividends	Yield/Cost	Average Balance	Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,186,674	$14,131	4.78%	$1,076,026	$13,813	5.15%
Securities	143,277	621	1.74%	125,583	1,355	4.33%
Federal Home Loan Bank of Boston stock	7,449	-	0.00%	7,449	-	0.00%
Fed Funds and other earning assets	105,095	58	0.22%	51,869	24	0.19%
Total interest-earning assets	1,442,495	14,810	4.12%	1,260,927	15,192	4.83%
Noninterest-earning assets	76,585			68,311
Total assets	$1,519,080			$1,329,238

Interest-bearing liabilities:
NOW accounts	$245,649	$178	0.29%	$234,714	$249	0.43%
Money market	204,711	543	1.06%	148,302	283	0.77%
Savings accounts	153,806	76	0.20%	131,784	66	0.20%
Certificates of deposit	421,766	1,157	1.10%	428,213	1,364	1.28%
Total interest-bearing deposits	1,025,932	1,954	0.76%	943,013	1,962	0.83%
Advances from the Federal Home Loan Bank	68,005	531	3.13%	61,187	511	3.35%
Repurchase Agreement Borrowing	21,000	179	3.42%	21,000	175	3.34%
Repurchase liabilities	63,577	96	0.61%	50,536	87	0.69%
Total interest-bearing liabilities	1,178,514	2,760	0.94%	1,075,736	2,735	1.02%
Noninterest-bearing deposits	210,582			133,175
Other noninterest-bearing liabilities	28,213			23,075
Total liabilities	1,417,309			1,231,986
Capital	101,771			97,252
Total liabilities and capital	$1,519,080			$1,329,238

Net interest income		$12,050			$12,457
Net interest rate spread (1)			3.18%			3.81%
Net interest-earning assets (2)	$263,981			$185,191

Net interest margin (3)			3.35%			3.96%

Average interest-earning assets to average interest-bearing liabilities		122.40%			117.22%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans receivable, net	$1,066	$(748)	$318
Investment securities	235	(969)	(734)
Federal Home Loan Bank of Boston stock	-	-	-
Fed Funds and other interest-earning assets	29	5	34
Total interest-earning assets	1,330	(1,712)	(382)

Interest-bearing liabilities:
NOW accounts	13	(84)	(71)
Money market	135	125	260
Savings accounts	10	-	10
Certificates of deposit	(19)	(188)	(207)
Total interest-bearing deposits	139	(147)	(8)
Advances from the Federal Home Loan Bank	36	(16)	20
Repurchase agreement borrowing	-	4	4
Repurchase liabilities	9	-	9
Total interest-bearing liabilities	184	(159)	25

Increase (decrease) in net interest income	$1,146	$(1,553)	$(407)

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $12.1 million for the quarter ended June 30, 2011, compared to $12.5 million for the same period in 2010. The $407,000, or 3.3%, decrease in net interest income was primarily due to a $382,000, or 2.5%, decrease in interest income.  Average interest-earning assets increased by $181.6 million, or 14.4%, to $1.4 billion during the quarter ended June 30, 2011 when compared to the same period in the prior year. Average interest-bearing liabilities increased $102.8 million, or 9.6%, to $1.2 billion at June 30, 2011 when compared to June 30, 2010.   Our net interest rate spread decreased 63 basis points to 3.18% during 2011 from 3.81% for 2010, primarily due to a 71 basis point decline in the weighted average yield of interest-earning assets to 4.12% for the quarter ended June 30, 2011 from 4.83% for the quarter ended June 30, 2010.

Interest Expense: Interest expense for the quarter ended June 30, 2011 remained relatively stable at $2.8 million from $2.7 million for the same period in the prior year even though our average interest-bearing deposits grew $82.9 million or 8.8% over the same period in the prior year.  This primarily resulted from a 7 basis points decline in the average cost of interest-bearing deposits to 0.76% for the three months ended June 30, 2011 from 0.83% for the three months ended June 30, 2010.  The decrease in the cost of funds was primarily due to the impact that the sustained low interest rate environment had on our NOW accounts and time deposits which resulted in a decrease of 14 basis points and 18 basis points, respectively, during the three months ended June 30, 2011 over the same period in the prior year, offset by a 29 basis point increase in money markets due to promotional rates run in connection with the opening of our 3 new branches.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at a competitive rate and reduced our rate concession practices for customers who did not utilize multiple bank services.

Average outstanding advances from the Federal Home Loan Bank of Boston were $68.0 million for the quarter ended June 30, 2011, an increase of $6.8 million when compared to the same period ended in the prior year. The average rate paid on these borrowings was 3.13% for the three months ended June 30, 2011 or 22 basis points lower than the average rate of 3.35% for the three months ended June 30, 2010. The decrease in the average rate for Federal Home Loan Bank borrowings resulted from the maturity of $14.0 million of higher-cost borrowings that were replaced with $20.0 million of lower-cost borrowings during 2010.

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loan losses needed to current operations. The assessment considers historical loss experience, historical and current delinquency statistics, the loan portfolio segment and the amount of loans in the loan portfolio, the financial strength of the borrowers, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other credit quality indicators.

Management recorded a provision for loan losses of $300,000 for the three months ended June 30, 2011 which is a decline of $300,000 from the provision of $600,000 recorded during the same period last year.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

At June 30, 2011, the allowance for loan losses totaled $15.9 million, or 1.3% of total loans and 85.1% of non-performing loans, compared to an allowance for loan losses of $20.7 million, which represented 1.8% of total loans and 117.0% of non-performing loans at December 31, 2010.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities, if any, are also included in noninterest income (loss).

The following table summarizes noninterest income for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$860	$752	$108	14.4%
Net gain on loans sold	199	-	199	100.0%
Brokerage and insurance fee income	10	108	(98)	(90.7)%
Bank owned life insurance income	174	184	(10)	(5.4)%
Other	50	96	(46)	(47.9)%
Total noninterest income	$1,293	$1,140	$153	13.4%

Noninterest income increased by $153,000 to $1.3 million for the three months ended June 30, 2011 compared to the same period ended June 30, 2010.  Fees for customer services increased $108,000 or 14.4% primarily due to increases of $48,000 in debit card transactions as a result of our three new branches opening and an increase in customer accounts and $51,000 increase in cash management service fees.  A $199,000 gain on the sale of fixed-rate residential mortgage loans was recognized as a result of the continuation of our secondary market residential lending program initiated during the third quarter of 2010.  Brokerage and insurance fee income decreased $98,000 or 91.7% to $10,000 for the three months ended June 30, 2011 as a result of establishing a new broker relationship in the beginning of 2011.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$7,473	$5,674	$1,799	31.7%
Occupancy expense	1,094	1,020	74	7.3%
Furniture and equipment expense	990	951	39	4.1%
FDIC assessment	529	408	121	29.7%
Marketing	658	682	(24)	(3.5)%
Contribution to Farmington Bank Community Foundation, Inc.	6,877	-	6,877	100.0%
Other operating expenses	2,306	1,735	571	32.9%
Total noninterest expense	$19,927	$10,470	$9,457	90.3%

Noninterest expense increased $9.5 million or 90.3% to $19.9 million for the three months ended June 30, 2011 compared to $10.5 million for the same period ended June 30, 2010.  Salaries and employee benefits expense increased $1.8 million which was mainly attributable to $851,000 incurred to phase out the Phantom Stock Plan and the addition of 48 full time equivalent employees to support our three new branches, our commercial lending, accounting and loan workout areas and the implementation of cash management, government banking and a small business lending department.  We incurred FDIC assessments of $529,000 for the three months ended June 30, 2011, representing a $121,000 increase compared to the same period ended June 30, 2010 primarily due to the growth in our deposit base.  As part of our initial public offering in June 2011, we contributed $6.9 million worth of stock to our foundation as we look to continue to grow our relationships within the communities we serve.  Other operating expenses increased $571,000 to $2.3 million primarily due to an increase in professional and consulting fees totaling approximately $462,000 to assist in our Bank’s growth and other various increases in operating costs for the three months ended June 30, 2011 compared to the same period ended June 30, 2010.

Income Tax (Benefit) Expense: Income tax benefit for the quarter ended June 30, 2011 was $2.2 million due to the tax treatment for the $6.9 million contribution to our foundation compared to an $810,000 income tax provision for the quarter ended June 30, 2010.

Summary of Operating Results for the Six Months Ended June 30, 2011 and 2010

The following discussion provides a summary and comparison of our operating results for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Net interest income	$24,001	$24,541	$(540)	(2.2)%
Provision for loan losses	600	1,200	(600)	(50.0)%
Non-interest income	2,574	2,127	447	21.0%
Non-interest expense	31,588	20,121	11,467	57.0%
(Loss) income before taxes	(5,613)	5,347	(10,960)	(205.0)%
Income tax (benefit) expense	(1,984)	1,727	(3,711)	(214.9)%
Net (loss) income	$(3,629)	$3,620	$(7,249)	(200.2)%

For the six months ended June 30, 2011, net income decreased by $7.2 million to a net loss of $3.6 million compared to net income of $3.6 million for the six months ended June 30, 2010. The decrease in net income primarily resulted from a $6.9 million contribution to our charitable foundation, Farmington Bank Community Foundation, Inc. and $851,000 incurred to complete the phase out the Phantom Stock Plan.  Excluding the $6.9 million foundation contribution, the $851,000 incurred to complete the phase out the Phantom Stock Plan and the related tax benefit of $2.6 million, net income would have been $1.5 million, a decrease of $2.1 million compared to the six months ended June 30, 2010 primarily due to an increase in salaries and employee benefits as we continue to expand the services we offer our existing and new customers and the opening of three new branches over the past 13 months.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Interest and Dividend Income: For the six months ended June 30, 2011, interest and dividend income decreased $700,000, or 2.3%, to $29.5 million from $30.2 million for the same period in the prior year.  Our average interest-earning assets for the six months ended June 30, 2011, grew by $176.2 million, or 14.2%, to $1.4 billion from $1.2 billion for the same period last year, while the yield on average interest-earning assets decreased 72 basis points to 4.21% from 4.93%. An increase of $23.5 million in the average balance of securities for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010, offset by a 288 basis point decline in the yield resulted in a $1.7 million or 58.6%, reduction in the interest and dividends on investments. The decline in yield was primarily due to the sale of $16.0 million of appreciated Government sponsored residential mortgage-backed securities that occurred in December 2010 and were partially replaced by lower yielding U.S. Treasury obligations in order to assist the Company in retaining a “well capitalized” status with federal and state banking agencies. Interest income on loans receivable increased $908,000, or 3.3%, to $28.3 million for the six months ended June 30, 2011 from $27.4 million for the same period in the prior year due to an increase of $118.4 million, or 11.1%, in the average balance of loans receivable, partially offset by a 36 basis point decline in the weighted average yield. Other interest income earned on federal funds sold and other short-term investments remained relatively unchanged for the six months ended June 30, 2011 and 2010.

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

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)

Interest-earning assets:
Loans receivable	$1,184,335	$28,291	4.82%	$1,065,962	$27,383	5.18%
Securities	152,052	1,169	1.55%	128,559	2,824	4.43%
Federal Home Loan Bank of Boston stock	7,449	6	0.16%	7,449	-	0.00%
Fed Funds and other earning assets	69,775	75	0.22%	35,477	34	0.19%
Total interest-earning assets	1,413,611	29,541	4.21%	1,237,447	30,241	4.93%
Noninterest-earning assets	72,482			63,889
Total assets	$1,486,093			$1,301,336

Interest-bearing liabilities:
NOW accounts	$242,804	$361	0.30%	$206,933	$470	0.46%
Money market	192,225	955	1.00%	147,399	594	0.81%
Savings accounts	146,967	145	0.20%	129,111	126	0.20%
Certificates of deposit	431,628	2,445	1.14%	431,777	2,911	1.36%
Total interest-bearing deposits	1,013,624	3,906	0.78%	915,220	4,101	0.90%
Advances from the Federal Home Loan Bank	68,052	1,056	3.13%	64,446	1,057	3.31%
Repurchase Agreement Borrowing	21,000	358	3.44%	21,000	358	3.44%
Repurchase liabilities	72,798	220	0.61%	52,632	184	0.70%
Total interest-bearing liabilities	1,175,474	5,540	0.95%	1,053,298	5,700	1.09%
Noninterest-bearing deposits	183,484			127,961
Other noninterest-bearing liabilities	27,719			23,528
Total liabilities	1,386,677			1,204,787
Capital	99,416			96,549
Total liabilities and capital	$1,486,093			$1,301,336

Net interest income		$24,001			$24,541
Net interest rate spread (1)			3.26%			3.84%
Net interest-earning assets (2)	$238,137			$184,149
Net interest margin (3)			3.42%			4.00%

Average interest-earning assets to average interest-bearing liabilities		120.26%			117.48%

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

	Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans receivable, net	$2,518	$(1,610)	$908
Investment securities	613	(2,268)	(1,655)
Federal Home Loan Bank of Boston stock	-	6	6
Fed Funds and other interest-earning assets	36	5	41
Total interest-earning assets	3,167	(3,867)	(700)

Interest-bearing liabilities:
NOW accounts	132	(241)	(109)
Money market	198	163	361
Savings accounts	19	-	19
Certificates of deposit	(1)	(465)	(466)
Total interest-bearing deposits	348	(543)	(195)
Advances from the Federal Home Loan Bank	(6)	5	(1)
Repurchase agreement borrowing	-	-	-
Repurchase liabilities	121	(85)	36
Total interest-bearing liabilities	463	(623)	(160)

Increase (decrease) in net interest income	$2,704	$(3,244)	$(540)

Net Interest Income:  Net interest income before the provision for loan losses was $24.0 million for the six months ended June 30, 2011, compared to $24.5 million for the same period in 2010. The $540,000, or 2.2%, decrease in net interest income was primarily due to a $677,000, or 2.2%, decrease in interest income.  Average interest-earning assets increased by $176.2 million, or 14.2%, to $1.41 billion during the period June 30, 2011 when compared to the same period in the prior year. Average interest-bearing liabilities increased $122.2 million, or 11.6%, to $1.2 billion during the six months ended June 30, 2011 when compared to the same period in 2010.   Our net interest rate spread decreased 58 basis points to 3.26% during 2011 from 3.84% for 2010, primarily due to a 72 basis point decline in the weighted average cost of interest-earning assets to 4.21% for the six months ended June 30, 2011 from 4.93% for the six months ended June 30, 2010.

Interest Expense: Interest expense for the six months ended June 30, 2011 decreased $160,000, or 2.8%, to $5.5 million from $5.7 million for the same period in the prior year even though our average interest-bearing deposits grew $98.4 million, or 10.8%, over the same period in the prior year.  This primarily resulted from a 12 basis points decline in the average cost of interest-bearing deposits to 0.78% for the six months ended June 30, 2011 from 0.90% for the six months ended June 30, 2010.  The decrease in the cost of funds was primarily due to the impact that the sustained low interest rate environment had on our NOW accounts and time deposits which resulted in a decrease of 16 basis points and 22 basis points, respectively, during the six months ended June 30, 2011 over the same period in the prior year, offset by a 19 basis point increase in money markets due to promotional rates run in connection with the opening of our three new branches.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at a competitive rate and reduced our rate concession practices for customers who did not utilize multiple bank services.

Average outstanding advances from the Federal Home Loan Bank of Boston were $68.1 million for the six months ended June 30, 2011, an increase of $3.6 million when compared to the same period ended in the prior year. The average rate paid on these borrowings was 3.13% for the six months ended June 30, 2011 or 18 basis points lower than the average rate of 3.31% for the six months ended June 30, 2010. The decrease in the average rate for Federal Home Loan Bank borrowings resulted from the maturity of higher cost advances.

Provision for Loan Losses:  Management recorded a provision for loan losses of $600,000 for the six months ended June 30, 2011 which is a decline of $600,000 from the provision of $1.2 million recorded during the same period last year.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

Noninterest Income:

The following table summarizes noninterest income for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,647	$1,426	$221	15.5%
Net gain on loans sold	345	24	321	1337.5%
Brokerage and insurance fee income	134	215	(81)	(37.7)%
Bank owned life insurance income	348	298	50	16.8%
Other	100	164	(64)	(39.0)%
Total noninterest income	$2,574	$2,127	$447	21.0%

Noninterest income increased by $447,000 to $2.6 million for the six months ended June 30, 2011 compared to the same period ended June 30, 2010.  Fees for customer services increased $221,000 or 15.5% primarily due to increases of $90,000 in debit card transactions as a result of our three new branches opening and an increase in customer accounts and $91,000 in cash management service fees.  The gain on the sale of fixed-rate residential mortgage loans increased by $321,000 to $345,000 compared to a $24,000 gain during the same period in 2010 as a result of the continuation of our secondary market residential lending program initiated during the third quarter of 2010.  Brokerage and insurance fee income decreased $81,000, or 37.7%, to $134,000 for the six months ended June 30, 2011 as a result of establishing a new relationship for providing brokerage and investment advisory services to customers during the six months ended June 30, 2011.  Income earned on bank-owned life insurance increased $50,000 as a result of our purchase of $5.0 million in additional insurance policies during the past year.

Noninterest Expense: The following table summarizes noninterest expense for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$14,041	$10,959	$3,082	28.1%
Occupancy expense	2,331	2,059	272	13.2%
Furniture and equipment expense	1,965	1,851	114	6.2%
FDIC assessment	1,070	816	254	31.1%
Marketing	1,131	1,171	(40)	(3.4)%
Contribution to Farmington Bank Community Foundation, Inc.	6,877	-	6,877	100.0%
Other operating expenses	4,173	3,265	908	27.8%
Total noninterest expense	$31,588	$20,121	$11,467	57.0%

Noninterest expense increased $11.5 million, or 57.0%, to $31.6 million for the six months ended June 30, 2011 compared to $20.1 million for the same period ended June 30, 2010.  Salary and employee benefits expense increased $3.1 million which was mainly attributable to $851,000 incurred to phase out the phantom stock plan and the addition of 48 full time equivalent employees to support our three new branches, our commercial lending, accounting and loan workout areas and the implementation of cash management, government banking and a small business lending department.  Occupancy expense increased $272,000, or 13.2%, to $2.3 million based on approximately $223,000 in costs associated with our three new branches which all opened in the past 13 months and increases in rent and maintenance at our corporate and other branch locations.  We incurred FDIC assessments of $1.1 million for the six months ended June 30, 2011, representing a $254,000 increase compared to the same period ended June 30, 2010 primarily due to the growth in our deposit base.  As part of our initial public stock offering in June 2011, we contributed $6.9 million worth of stock to our foundation as we look to continue to grow our relationships within the communities we serve.  Other operating expenses increased $908,000 to $4.2 million primarily due to an increase in professional and consulting fees totaling approximately $619,000 to assist in our Bank’s growth and other various increases in operating costs for the six months ended June 30, 2011 compared to the same period ended June 30, 2010.

Income Tax (Benefit) Expense: Income tax benefit for the six months ended June 30, 2011 was $2.0 million due to the tax treatment for the $6.9 million contribution to our foundation compared to a $1.7 million income tax provision for the six months ended June 30, 2010.

Liquidity and Capital Resources:

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows, fund operations and pay escrow obligations on items in our loan portfolio. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, principal repayment and prepayment of loans, the sale in the secondary market of loans held for sale, maturities and sales of investment securities and other short-term investments, periodic pay downs of mortgage-backed securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. Also, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. In addition to our primary sources of liquidity, the net proceeds from our stock offering totaling $167.8 million will enable us to maintain higher liquidity levels and provide us with sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2011, $238.7 million of our assets were invested in cash and cash equivalents, of this amount, $167.8 million represented the net proceeds from our stock offering in June 2011. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the six months ended June 30, 2011, loan originations and purchases, net of collected principal and loan sales, totaled $19.3 million.  Cash received from maturities of investment securities totaled $174.6 million for the six months ended June 30, 2011. We purchased $147.0 million of available-for-sale investment securities primarily in U.S treasury obligations during the six months ended June 30, 2011.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At June 30, 2011, we had $68.0 million in advances from the FHLBB and an additional available borrowing limit of $196.4 million based on collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets or $408.4 million at June 30, 2011.   Other sources of funds include access to a pre-approved unsecured line of credit with a Bank for $20.0 million, which was undrawn at June 30, 2011.  During 2010, we entered into the Federal Reserve Bank’s discount window loan collateral program that enables us to borrow up to $86.1 million on an overnight basis as of June 30, 2011. The funding arrangement was collateralized by $120.9 million in pledged commercial real estate loans as of June 30, 2011. During 2011, the Company entered into a $3.5 million unsecured line of credit agreement with a bank which expires on October 31, 2011.

We had outstanding commitments to originate loans of $59.4 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $194.5 million at June 30, 2011. At June 30, 2011 and December 31, 2010, time deposits scheduled to mature in less than one year totaled $310.9 million and $362.7 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB or our $87.8 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

Our total risk weighted capital to risk weighted assets increased from 10.28% at December 31, 2010 to 25.46% at June 30, 2011, which is above the 10.0% minimum total risk-based capital ratio that the federal and state banking regulations require us to maintain in order to be considered well capitalized. During the first six months in 2011, we were able to maintain our capital levels by purchasing zero-risk weighted investments and making certain other strategic operational decisions until our initial public offering was completed. The $167.8 million net proceeds from the stock offering has significantly strengthened our capital levels allowing us to aggressively pursue our strategic initiatives.

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

Our asset/liability policy currently limits projected changes in net interest income to a maximum variance of (5.0%,10.0% and 15.0%) assuming a 100, 200 or 300 basis point interest rate shock, respectively, as measured over a 12 month period when compared to the flat rate scenario.

At June 30, 2011, income at risk (i.e., the change in net interest income) increased 12.0% and 16.1% based on a 300 basis point and 400 basis point average increase, respectively, and decreased 0.8% based on a 100 basis point decrease.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the three scenarios run during the three month period ended June 30, 2011:

Percentage Decrease in Estimated Net Interest Income Over 12 Months

300 basis point increase	12.0%
400 basis point increase	16.1%
100 basis point decrease	(0.8)%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form S-1/A filed on May 16, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)
On June 29, 2011, First Connecticut Bancorp, Inc. completed its initial public offering in connection with its Plan of Conversion and Reorganization (“Plan”).  As part of the Plan, First Connecticut Bancorp, Inc. converted from a non-stock holding company form of organization to a stock holding company form of organization.  Pursuant to the Registration Statement on Form S-1/A dated May 16, 2011, 17,192,500 shares of First Connecticut Bancorp, Inc. were sold for a purchase price of $10.00 per share.  In connection with the stock offering, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization dedicated to helping the communities the Bank serves. The Foundation was funded with a contribution of 687,700 shares of the Company’s common stock, representing 4% of the outstanding shares.  As a result of completion of the offering, 17,880,200 shares of First Connecticut Bancorp, Inc. common stock were outstanding as of June 30, 2011.

A total of $167.8 million, net of expenses of $4.1 million, was raised in our initial public offering.  Keefe, Bruyette & Woods, Inc. (“KBW”) was engaged to assist in the marketing of our common stock.  For their services, KBW received fees totaling $2.0 million.  Other significant expenses included accounting fees of $803,000, legal fees of $600,000, word processing and printing fees of $243,000 and interest paid on stock order refunds totaling $22,000.

Fifty percent of the net proceeds or $83.9 million, of the stock offering was contributed to Farmington Bank.  As part of the reorganization, Farmington Bank established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The ESOP borrowed $14.3 million from the Company to purchase up to 1,430,416 shares or 8% of the Company’s common stock sold in the offering in the open market.

Initially, both First Connecticut Bancorp, Inc and Farmington Bank have invested the net proceeds from the initial public offering in overnight investments.  Current strategies include increasing our focus on commercial lending and continuing to expand commercial banking operations, continuing to focus on consumer and residential lending, which comprises a significant portion of our portfolio and continuing expansion through de novo branching with a current goal of adding two to three de novo branches each year for so long as the deposit and loan generating environment continues to be favorable.

First Connecticut Bancorp, Inc. common stock is quoted on the NASDAQ Global Select Stock Market under the symbol “FBNK”.

(c)	On June 30, 2011, the Employee Stock Ownership Plan made the following purchases of the Company’s stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29 - 30, 2011	$300,000	11.16	300,000	1,130,416

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1
Amended and Restated Certificate of Incorporation of First Connecticut Bancorp, Inc. (filed as Exhibit 3.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

3.2
Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

4.1
Form of Common Stock Certificate of First Connecticut Bancorp, Inc. (filed as Exhibit 4.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.1	Phantom Stock Plan of Farmington Bank (filed as Exhibit 10.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.2
Supplemental Executive Retirement Plan of Farmington Bank (filed as Exhibit 10.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.3
Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.3 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.4
First Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.5
Voluntary Deferred Compensation Plan for Key Employees (filed as Exhibit 10.5 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.6
Life Insurance Premium Reimbursement Agreement between Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.6 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.7
Life Insurance Premium Reimbursement Agreement between Farmington Bank and Gregory A. White (filed as Exhibit 10.7 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.8
Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.10
Supplemental Retirement Plan Participation Agreement between John J. Patrick, Jr. and Farmington Bank (filed as Exhibit 10.10 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.11
Supplemental Retirement Plan Participation Agreement between Michael T. Schweighoffer and Farmington Bank (filed as Exhibit 10.11 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.12
Supplemental Retirement Plan Participation Agreement between Gregory A. White and Farmington Bank (filed as Exhibit 10.12 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CONNECTICUT BANCORP, INC.

Date: August 15, 2011	/s/ John J. Patrick
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: August 15, 2011	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: August 15, 2011	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer