Form 10-Q
period 2011-09-30
First Connecticut Bancorp, Inc.
filed 2011-11-14
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 17,880,200 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Part I. Financial Information

Item 1. Consolidated Financial Statements

First Connecticut Bancorp, Inc. Consolidated Statements of Condition

	September 30, 2011	December 31, 2010
(Dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$37,554	$18,608
Federal funds sold	203,000	-
Cash and cash equivalents	240,554	18,608
Securities held-to-maturity, at amortized cost	3,621	3,672
Securities available-for-sale, at fair value	160,743	163,008
Loans held for sale	778	862
Loans, net	1,211,514	1,157,917
Premises and equipment, net	20,965	21,907
Federal Home Loan Bank of Boston stock, at cost	7,449	7,449
Accrued income receivable	3,837	4,227
Bank-owned life insurance	20,182	19,657
Deferred income taxes	13,858	11,408
Prepaid expenses and other assets	13,075	7,915
Total assets	$1,696,576	$1,416,630
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,065,434	$958,319
Noninterest-bearing	176,234	150,186
	1,241,668	1,108,505
FHLB advances	63,000	71,000
Repurchase agreement borrowings	21,000	21,000
Mortgagors’ escrow accounts	6,568	9,717
Repurchase liabilities	72,278	84,029
Accrued expenses and other liabilities	34,150	27,386
Total liabilities	1,438,664	1,321,637

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,880,200 shares issued and outstanding	179	-
Additional paid-in-capital	174,743	-
Unallocated common stock held by ESOP	(9,184)	-
Retained earnings	94,927	97,513
Accumulated other comprehensive loss	(2,753)	(2,520)
Total stockholders’ equity	257,912	94,993
Total liabilities and stockholders’ equity	$1,696,576	$1,416,630

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except Per Share data)	2011	2010	2011	2010
Interest income
Interest and fees on loans
Mortgage	$10,573	$10,838	$31,716	$31,675
Other	3,531	3,619	10,679	10,165
Interest and dividends on investments
United States Government and agency obligations	309	989	1,104	3,358
Other bonds	34	59	140	174
Corporate stocks	68	100	206	296
Other interest income	144	58	219	92
Total interest income	14,659	15,663	44,064	45,760
Interest expense
Deposits	1,886	2,059	5,792	6,160
Interest on borrowed funds	519	555	1,575	1,612
Interest on repo borrowings	182	182	540	540
Interest on repurchase liabilities	85	111	305	295
Total interest expense	2,672	2,907	8,212	8,607
Net interest income	11,987	12,756	35,852	37,153
Provision for allowance for loan losses	300	2,488	900	3,688
Net interest income after provision for loan losses	11,687	10,268	34,952	33,465
Noninterest income
Fees for customer services	852	800	2,499	2,226
Net gain on sales of investments	89	965	89	965
Net gain on loans sold	284	299	629	323
Brokerage and insurance fee income	30	102	164	317
Bank-owned life insurance income	177	187	525	485
Other	296	61	532	369
Total noninterest income	1,728	2,414	4,438	4,685
Noninterest expense
Salaries and employee benefits	7,065	5,656	21,106	16,615
Occupancy expense	1,129	1,017	3,460	3,076
Furniture and equipment expense	1,038	1,116	3,003	2,967
FDIC assessment	56	502	1,126	1,318
Marketing	505	628	1,636	1,799
Contribution to Farmington Bank Community Foundation, Inc.	-	-	6,877	-
Other operating expenses	2,152	1,836	6,325	5,101
Total noninterest expense	11,945	10,755	43,533	30,876
Income (loss) before income taxes	1,470	1,927	(4,143)	7,274
Income tax expense (benefit)	427	533	(1,557)	2,260
Net income (loss)	$1,043	$1,394	$(2,586)	$5,014

Net income (loss) per share (See Note 2):
Basic and Diluted (1)	$0.06	N/A	$(0.20)	N/A

Weighted average shares outstanding:
Basic and Diluted	17,244,019	N/A	17,254,646	N/A

Pro forma net income (loss) per share (2):
Basic and Diluted	$0.06	$0.08	$(0.15)	$0.29

(1)=	Net loss per share for the nine months ended September 30, 2011 reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to September 30, 2011.

(2)=	Pro forma net income (loss) per share assumes the Company’s shares are outstanding for all periods prior to the completion of the Plan of Conversion and Reorganization on June 29, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

						Accumulated Other Comprehensive (Loss) Income
						Unrealized Gain	Related to
				Unallocated		on Securities	Employee Benefits
			Additional	Common		Available-for-Sale,	Plans,
	Common Stock		Paid in	Shares Held	Retained	Net of	Net of
For the Nine Months Ended September 30, 2011	Shares	Amount	Capital	by ESOP	Earnings	Tax Effect	Tax Effect	Total
(Dollars in thousands)

Balance at December 31, 2010	-	$-	$-	$-	$97,513	$1,111	$(3,631)	$94,993
Issuance of common stock for initial public offering, net of expenses of $4.1 million (Note 1)	17,192,500	172	167,628	-	-	-	-	167,800
Issuance of common stock to Farmington Bank Community Foundation, Inc. including additional tax benefit due to higher basis for tax purposes	687,700	7	7,123	-	-	-	-	7,130
Purchase of common stock for Employee Stock Ownership Plan “ESOP”	-	-	(8)	(9,717)	-	-	-	(9,725)
ESOP shares committed to be released	-	-	-	533	-	-	-	533
Comprehensive (loss) income:
Net loss	-	-	-	-	(2,586)	-	-	(2,586)
Change in accumulated other comprehensive loss related to employee benefit plans, net of tax effects	-	-	-	-	-	-	107	107
Decrease in unrealized gain on available-for-sale securities, net of tax effects	-	-	-	-	-	(340)	-	(340)
Total comprehensive loss								(2,819)
Balance at September 30, 2011	17,880,200	$179	$174,743	$(9,184)	$94,927	$771	$(3,524)	$257,912

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities
Net (loss) income	$(2,586)	$5,014
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for allowance for loan losses	900	3,688
Provision for off-balance sheet commitments	34	4
Depreciation and amortization	2,310	2,198
Gain on sale of investments	(89)	(965)
Amortization of ESOP expense	533	-
Contribution of stock to Farmington Bank Community Foundation, Inc.	6,877	-
Loans originated for sale	(39,048)	(13,087)
Proceeds from the sale of loans held for sale	38,899	9,978
Net gain on loans sold	(629)	(323)
Loss on sale of foreclosed real estate	-	48
Accretion and amortization of investment security discounts and premiums, net	(94)	133
Amortization and accretion of loan fees and discounts, net	(106)	(335)
Decrease (increase) in accrued income receivable	390	(27)
Deferred income tax benefit	(2,077)	(661)
Increase in cash surrender value of bank-owned life insurance	(525)	(485)
Increase in prepaid expenses and other assets	(5,156)	(13,259)
Increase in accrued expenses and other liabilities	6,892	2,490
Net cash provided by (used in) operating activities	6,525	(5,589)
Cash flow from investing activities
Maturities of securities held-to-maturity	260	-
Sales and maturities of securities available-for-sale	304,013	114,835
Purchases of securities held-to-maturity	(209)	(259)
Purchases of securities available-for-sale	(302,080)	(141,708)
Loan originations, net of principal repayments	(53,677)	(102,321)
Proceeds from sale of foreclosed real estate	144	374
Purchases of bank-owned life insurance	-	(5,007)
Purchases of premises and equipment	(1,368)	(3,596)
Net cash used in investing activities	(52,917)	(137,682)
Cash flows from financing activities
Proceeds from common stock offering, net of offering cost	167,800	-
Purchase of common stock for ESOP	(9,725)	-
Net (decrease) increase in borrowings	(8,000)	6,000
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	175,501	265,637
Net decrease in certificates of deposit	(42,338)	(28,497)
Net (decrease) increase in repurchase liabilities	(11,751)	10,674
Change in mortgagors’ escrow accounts	(3,149)	(3,268)
Net cash provided by financing activities	268,338	250,546
Net increase in cash and cash equivalents	221,946	107,275
Cash and cash equivalents at beginning of period	18,608	28,299
Cash and cash equivalents at end of period	$240,554	$135,574

Supplemental disclosure of cash flow information
Cash paid for interest	$8,223	$8,604
Cash paid for income taxes	854	2,282
Loans transferred to other real estate owned	148	128

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

In connection with the Conversion and Reorganization, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization dedicated to helping the communities the Bank serves. The Foundation was funded with a contribution of 687,700 shares of the Company’s common stock, representing 4% of the outstanding shares.  The stock donation resulted in a $6.9 million contribution expense being recorded and an additional $253,000 deferred tax benefit was recognized as the basis of the contribution for tax purposes is equal to the stock’s trading price at the close of the first day of trading which was higher than the initial issuance price used to record the contribution expense.

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock issued in the offering.  As of September 30, 2011, the ESOP purchased 883,354, shares of common stock at a cost of $9.7 million. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

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

Reclassifications

Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current year presentation.

Recent Accounting Pronouncements

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” On April 5, 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The Company adopted the provisions of ASU No. 2011-02 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011.  As of September 30, 2011, the Company identified $7.5 million in loans that were newly considered troubled debt restructurings under the provisions of ASU No. 2011-02.  The loans did not require an allowance as each was either previously partially charged-off or was adequately secured by collateral.  See Note 4 to the Consolidated Financial Statements for the disclosures required by ASU No. 2010-02.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” In April 2011, the FASB issued ASU No. 2011-03 to clarify the determination of whether an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. The changes remove from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. This change is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to new transactions or modifications of existing transactions after the effective date. The Company is currently evaluating the impact of the adoption of this accounting standards update on its consolidated financial statements and does not expect the application of this guidance will have a material impact as the Company has been accounting for its repurchase agreements as secured financing.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

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

Basic net (loss) income per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock (i.e. stock options) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding during the year. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted income (loss) per common share.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the calculation of basic and diluted earnings per common share for the three months ended September, 2011 and for the period from June 29, 2011 to September 30, 2011:

	For the three months ending September 30, 2011	For the Period from June 29, 2011 to September 30, 2011

(Dollars in thousands, except Per Share data):

Net income (loss)	$1,043	$(3,451)

Weighted-average common shares	17,244,019	17,254,646

Net income (loss) per common share:
Basic and Diluted	$0.06	$(0.20)

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

3.	Investment Securities

Investment securities are summarized as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$130,998	$-	$-	$130,998
Government sponsored residential mortgage-backed securities	21,687	1,412	(3)	23,096
Corporate debt securities	1,000	115	-	1,115
Trust preferred debt securities	42	-	-	42
Preferred equity securities	2,100	164	(559)	1,705
Marketable equity securities	348	11	(6)	353
Mutual funds	3,399	35	-	3,434
Total securities available-for-sale	$159,574	$1,737	$(568)	$160,743
Held-to-maturity
Government sponsored residential mortgage-backed securities	$9	$-	$-	$9
Municipal debt securities	612	-	-	612
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,621	$-	$-	$3,621

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$112,973	$2	$-	$112,975
U.S. Government agency obligations	11,004	76	-	11,080
Government sponsored residential mortgage-backed securities	30,516	1,780	(2)	32,294
Corporate debt securities	1,000	52	-	1,052
Trust preferred debt securities	44	-	-	44
Preferred equity securities	2,110	43	(293)	1,860
Marketable equity securities	398	10	(2)	406
Mutual funds	3,280	17	-	3,297
Total securities available-for-sale	$161,325	$1,980	$(297)	$163,008
Held-to-maturity
Government sponsored residential mortgage-backed securities	$9	$-	$-	9
Municipal debt securities	663	-	-	663
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,672	$-	$-	$3,672

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
September 30, 2011
Available-for-sale:
Government sponsored residential mortgage-backed securities	$-	$-	$166	$(3)	$166	$(3)
Preferred equity securities	87	(13)	1,454	(546)	1,541	(559)
Marketable equity securities	47	(2)	3	(4)	50	(6)
Total	$134	$(15)	$1,623	$(553)	$1,757	$(568)

December 31, 2010
Available-for-sale:
Government sponsored residential mortgage-backed securities	$-	$-	$335	$(2)	$335	$(2)
Preferred equity securities	95	(5)	1,722	(288)	1,817	(293)
Marketable equity securities	-	-	5	(2)	5	(2)
Total	$95	$(5)	$2,062	$(292)	$2,157	$(297)

Management believes that no individual unrealized loss as of September 30, 2011 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio.  Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time an issue is below book value as well as consideration of issuer specific factors (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral, if applicable). The Company also considers whether or not it has the intent to sell the security prior to maturity as well as the extent to which the unrealized loss is attributable to changes in interest rates.

The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security that is rated Baa2 by Moody’s as of September 30, 2011.  A detailed review of the preferred equity security was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity security is not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

During the three and nine months ended September 30, 2011 and 2010, the Company recorded no other-than-temporary impairment charges.

The Company’s net realized gains totaled $89,000 and $965,000 for the three and nine month periods ended September 30, 2011 and 2010, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and estimated market value of debt securities at September 30, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	September 30, 2011
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$130,998	$130,998	$612	$612
Due after one year through five years	-	-	-	-
Due after five years through ten years	1,000	1,115	-	-
Due after ten years	42	42	3,000	3,000
Government sponsored residential mortgage-backed securities	21,687	23,096	9	9
	$153,727	$155,251	$3,621	$3,621

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $7.4 million of FHLBB capital stock at September 30, 2011 and December 31, 2010, which is equal to its FHLBB capital stock requirement.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	September 30, 2011	December 31, 2010
(Dollars in thousands)
Real estate
Residential	$471,816	$453,557
Commercial	389,166	361,838
Construction	50,622	46,623
Installment	11,290	12,597
Commercial	125,469	112,535
Collateral	2,290	1,941
Home equity line of credit	98,658	81,837
Demand	42	227
Revolving credit	92	84
Resort	75,860	105,215
Total loans	1,225,305	1,176,454
Less:
Allowance for loan losses	(16,094)	(20,734)
Net deferred loan costs	2,303	2,197
Loans, net	$1,211,514	$1,157,917

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at beginning of period	$15,912	$16,169	$20,734	$16,316
Provision for loan losses	300	2,488	900	3,688
Charge-offs	(122)	(478)	(5,561)	(1,854)
Recoveries	4	17	21	46
Balance at end of period	$16,094	$18,196	$16,094	$18,196

Changes in the allowance for loan losses by segments for the three months ended September 30, 2011 are as follows:

	For the Three Months Ended September 30, 2011
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,484	$-	$-	$(350)	$3,134
Commercial	6,500	(25)	-	917	7,392
Construction	602	-	-	55	657
Installment	78	-	-	16	94
Commercial	1,858	(34)	-	(145)	1,679
Collateral	-	-	-	-	-
Home equity line of credit	629	(47)	-	285	867
Demand	1	-	4	(5)	-
Revolving credit	1	(16)	-	16	1
Resort	2,260	-	-	(315)	1,945
Unallocated	499	-	-	(174)	325
	$15,912	$(122)	$4	$300	$16,094

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the nine months ended September 30, 2011 are as follows:

	For the Nine Months Ended September 30, 2011
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,056	$(332)	$-	$410	$3,134
Commercial	7,726	(25)	-	(309)	7,392
Construction	524	-	-	133	657
Installment	115	(5)	1	(16)	95
Commercial	1,564	(203)	10	308	1,679
Collateral	-	-	-	-	-
Home equity line of credit	558	(72)	-	381	867
Demand	3	-	10	(13)	-
Revolving credit	-	(44)	-	44	-
Resort	7,188	(4,880)	-	(363)	1,945
Unallocated	-	-	-	325	325
	$20,734	$(5,561)	$21	$900	$16,094

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at September 30, 2011 and December 31, 2010:

Loans individually evaluated for impairment:

	September 30, 2011		December 31, 2010
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate
Residential	$11,200	$485	$7,001	$358
Commercial	19,846	1,222	14,211	260
Construction	564	24	897	-
Installment	-	-	-	-
Commercial	7,631	56	2,795	-
Collateral	-	-	-	-
Home equity line of credit	1,328	155	1,228	48
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	-	-	4,880	4,880
Total	$40,569	$1,942	$31,012	$5,546

Loans collectively evaluated for impairment:

	September 30, 2011		December 31, 2010
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate
Residential	$462,681	$2,649	$448,553	$2,698
Commercial	369,348	6,170	347,625	7,466
Construction	50,019	633	45,715	524
Installment	11,290	94	12,597	115
Commercial	118,215	1,623	110,057	1,564
Collateral	2,290	-	1,941	-
Home equity line of credit	97,330	712	80,609	510
Demand	42	-	227	3
Revolving Credit	92	1	84	-
Resort	75,732	1,945	100,231	2,308
Total	$1,187,039	$13,827	$1,147,639	$15,188
Unallocated	-	325	-	-
Total	$1,227,608	$16,094	$1,178,651	$20,734

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at September 30, 2011 and December 31, 2010:

	September 30, 2011
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	9	$1,547	5	$1,211	18	$9,412	32	$12,170	$-
Commercial	1	968	1	255	7	5,374	9	6,597	-
Construction	-	-	-	-	1	564	1	564	-
Installment	5	72	2	83	2	65	9	220	-
Commercial	2	315	1	360	10	1,091	13	1,766	-
Collateral	8	110	-	-	-	-	8	110	-
Home equity line of credit	1	124	-	-	4	1,337	5	1,461	-
Demand	-	-	-	-	1	25	1	25	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	26	$3,136	9	$1,909	43	$17,868	78	$22,913	$-

	December 31, 2010
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	6	$1,273	6	$4,624	10	$4,128	22	$10,025	$-
Commercial	2	456	2	793	6	3,160	10	4,409	-
Construction	-	-	-	-	2	897	2	897	-
Installment	4	25	-	-	5	98	9	123	-
Commercial	5	456	-	-	10	761	15	1,217	-
Collateral	4	42	-	-	-	-	4	42	-
Home equity line of credit	2	100	1	24	5	1,843	8	1,967	-
Demand	-	-	-	-	1	25	1	25	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	23	$2,352	9	$5,441	39	$10,912	71	$18,705	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Nonperforming assets were:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans:
Real estate
Residential	$9,692	$5,209
Commercial	5,374	3,693
Construction	564	898
Installment	152	124
Commercial	1,184	862
Collateral	-	-
Home equity line of credit	1,451	2,031
Demand	25	25
Revolving Credit	-	-
Resort	-	4,880
Total nonaccruing loans	18,442	17,722
Loans 90 days past due and still accruing	-	-
Real estate owned	242	238
Total nonperforming assets	$18,684	$17,960

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of impaired loans at September 30, 2011:

	September 30, 2011
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate
Residential	$5,223	$5,355	$-
Commercial	10,538	11,527	-
Construction	-	-	-
Installment	-	-	-
Commercial	6,848	6,846	-
Collateral	-	-	-
Home equity line of credit	329	400	-
Demand	-	-	-
Revolving Credit	-	-	-
Resort	-	-	-
Total	22,938	24,128	-

Impaired loans with a valuation allowance:
Real estate
Residential	5,977	6,290	485
Commercial	9,308	9,308	1,222
Construction	564	810	24
Installment	-	-	-
Commercial	783	930	56
Collateral	-	-	-
Home equity line of credit	999	999	155
Demand	-	-	-
Revolving Credit	-	-	-
Resort	-	-	-
Total	17,631	18,337	1,942
Total impaired loans	$40,569	$42,465	$1,942

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

Troubled Debt Restructuring

A loan is considered a troubled debt restructuring (“TDR”) when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower in modifying or renewing the loan that we would not otherwise consider. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a reduction in the interest rate to market rate or below, a change in the term or movement of past due amounts to the back-end of the loan or refinancing. A loan is placed on non-accrual status upon being restructured, even if it was not previously, unless the modified loan was current for the six months prior to its modification and we believe the loan is fully collectable in accordance with its new terms. Our policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months and one calendar year-end. All troubled debt restructurings are classified as impaired loans and are reviewed for impairment by management on a regular basis and at calendar year-end reporting period per our policy.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The recorded investment balance of TDRs approximated $30.7 million and $27.0 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $19.6 million and $16.9 million while TDRs on nonaccrual status were $11.1 million and $10.1 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At September 30, 2011 and December 31, 2010, the allowance for loan losses included specific reserves of $1.7 million and $5.5 million related to TDRs, respectively. For the three and nine months ended September 30, 2011, the Bank had no charged offs related to TDRs deemed to be uncollectible. For the three and nine months ended September 30, 2010, the Bank charged off $-0- and $765,000, for the portion of TDRs deemed to be uncollectible, respectively.  The amount of additional funds committed to borrowers in TDR status was $196,000 and $6,000 at September 30, 2011 and December 31, 2010, respectively. The Bank in very rare circumstances may provide additional funds committed to borrowers in TDR status.

The following table presents information on loans whose terms had been modified in a troubled debt restructuring at September 30, 2011 and December 31, 2010:

	September 30, 2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
Real estate
Residential	3	$1,076	5	$5,303	8	$6,379
Commercial	8	13,198	4	4,113	12	17,311
Construction	-	-	1	564	1	564
Installment	-	-	-	-	-	-
Commercial	6	5,299	1	147	7	5,446
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	17	$19,573	12	$11,126	29	$30,699

	December 31, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	5	$4,449	2	$697	7	$5,146
Commercial	5	10,544	3	2,449	8	12,993
Construction	-	-	2	897	2	897
Installment	-	-	-	-	-	-
Commercial	5	1,932	1	146	6	2,078
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	1	4,880	1	4,880
Total	15	$16,925	10	$10,068	25	$26,993

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and nine months ended September 30, 2011:

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Real estate
Residential	2	$3,647	$3,647	6	$5,822	$5,686
Commercial	5	7,057	7,049	5	7,057	7,049
Construction	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Commercial	2	3,659	3,609	5	5,100	4,999
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	9	$14,363	$14,305	16	$17,979	$17,734

(1)  The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

TDR loans may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and /or the concessions.  For the three months ended September 30, 2011, the bank modified four commercial real estate loans totaling $3.7 million and one commercial loan totaling $3.5 million by extending the maturity date, one commercial real estate loan totaling $3.3 million by a combination of rate and maturity and two residential real estate loans totaling $3.6 million and one commercial loan totaling $93,000 by other means including covenant modifications, forbearance and /or other concessions.  For the nine months ended September 30, 2011, the bank modified four commercial real estate loans totaling $3.7 million and two commercial loans totaling $3.7 million by extending the maturity date, one residential real estate loan totaling $124,000 by adjusting interest rate, one commercial real estate loans totaling $3.3 million and two commercial loans totaling $1.2 million by a combination of rate and maturity and five residential real estate loans totaling $5.6 million and one commercial loan totaling $93,000 by other means including covenant modifications, forbearance and/or other concessions.

 The following table shows loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted (i.e., 30 days or more past due following a modification) during the three and nine months ended September 30, 2011.

	Loans Modified as a TDR within the Previous Twelve Months that Subsequently Defaulted During the Three Months Ended September 30, 2011		Loans Modified as a TDR within the Previous Twelve Months that Subsequently Defaulted During the Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate
Residential	-	$-	2	$1,649
Commercial	-	-	1	330
Construction	-	-	-	-
Installment	-	-	-	-
Commercial	-	-	-	-
Collateral	-	-	-	-
Home equity line of credit	-	-	-	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	-	-	-	-
Total	-	$-	3	$1,979

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

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

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2011 and December 31, 2010:

	September 30, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$458,706	$2,641	$10,469	$-	$471,816
Commercial	346,243	11,733	31,190	-	389,166
Construction	46,550	582	3,490	-	50,622
Installment	10,980	158	152	-	11,290
Commercial	105,905	3,214	16,350	-	125,469
Collateral	2,282	8	-	-	2,290
Home equity line of credit	96,337	870	1,451	-	98,658
Demand	17	-	25	-	42
Revolving Credit	92	-	-	-	92
Resort	57,037	5,911	12,912	-	75,860
Total Loans	$1,124,149	$25,117	$76,039	$-	$1,225,305

	December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$442,255	$2,025	$9,277	$-	$453,557
Commercial	319,383	13,418	29,037	-	361,838
Construction	38,791	1,611	6,221	-	46,623
Installment	12,452	13	132	-	12,597
Commercial	92,015	5,833	14,687	-	112,535
Collateral	1,933	8	-	-	1,941
Home equity line of credit	79,468	277	2,092	-	81,837
Demand	202	-	25	-	227
Revolving Credit	84	-	-	-	84
Resort	84,981	-	20,234	-	105,215
Total Loans	$1,071,564	$23,185	$81,705	$-	$1,176,454

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, directors and other related parties.  These related party loans totaled $539,000 and $831,000 at September 30, 2011 and December 31, 2010, respectively.  All related party loans were performing according to their credit terms.

5.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at September 30, 2011 and December 31, 2010.  As of September 30, 2011, the Company’s access to a pre-approved unsecured line of credit with a bank increased to $20.0 million from $10.0 million at December 31, 2010, which was undrawn at September 30, 2011 and December 31, 2010.  During 2011, the Company entered into a $3.5 million unsecured line of credit agreement with a bank which expired on October 31, 2011.  The Company is currently working with the bank to renew the $3.5 million unsecured line.  The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at September 30, 2011.

During 2010, the Company entered into the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $84.6 million on an overnight basis as of September 30, 2011 and was undrawn at September 30, 2011 and December 31, 2010. The funding arrangement was collateralized by $120.1 million in pledged commercial real estate loans as of September 30, 2011.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $63.0 million and $71.0 million at September 30, 2011 and December 31, 2010, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $455.2 million and $439.7 million at September 30, 2011 and December 31, 2010, respectively. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value totaling $25.0 million.  Outstanding borrowings totaled $21.0 million at September 30, 2011 and December 31, 2010.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $72.3 million and $84.0 million as of September 30, 2011 and December 31, 2010, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a market value of $96.6 million and $79.0 million as of September 30, 2011 and December 31, 2010, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

6.	Deposits

Deposits consisted of the following:

	September 30, 2011	December 31, 2010
(Dollars in thousands)
Noninterest-bearing demand deposits	$176,234	$150,186
Interest-bearing
NOW accounts	285,768	217,151
Money market	223,791	158,232
Savings accounts	144,144	129,122
Time deposits	411,339	453,677
Club accounts	392	137
Total deposits	$1,241,668	$1,108,505

7.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
(Dollars in thousands)
Service cost	$173	$107	$15	$13
Interest cost	265	234	34	34
Expected return on plan assets	(270)	(264)	-	-
Amortization:
Loss	96	41	-	-
Transition obligation	-	-	-	-
Prior service cost	(32)	(32)	(12)	(12)
Net periodic benefit cost	$232	$86	$37	$35

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in thousands)
Service cost	$517	$391	$45	$39
Interest cost	793	746	102	104
Expected return on plan assets	(808)	(760)	-	-
Amortization:
Loss	292	173	-	-
Transition obligation	-	-	-	-
Prior service cost	(94)	(94)	(36)	(36)
Net periodic benefit cost	$700	$456	$111	$107

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company has contributed $866,000 as of September 30, 2011 and expects to contribute a total of $1.0 million to the qualified defined benefit plan for the year ended December 31, 2011. Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2011 will be equal to the Company’s estimated future benefit payment liabilities totaling approximately $331,000 less any participant contributions.

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At September 30, 2011, the loan had an outstanding balance of $9.7 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense for the three and nine months ended September 30, 2011 was $522,000 and $533,000, respectively.

Shares held by the ESOP include the following as of September 30, 2011:

Allocated	-
Committed to be released	48,193
Unallocated	835,161
883,354

The fair value of unallocated ESOP shares was $9.4 million at September 30, 2011.

8.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC Bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of September 30, 2011, the Company maintained a cash balance of $7.2 million with PNC Bank and pledged a mortgage backed security with a fair value of $222,000 to collateralize our position. The Company’s agreement with PNC Bank will require PNC Bank to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of September 30, 2011, the Company’s agreement would require PNC Bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of September 30, 2011.

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

The interest rate swap derivatives executed with our customers and our counterparty, PNC Bank, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated statements of condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			September 30, 2011			December 31, 2010
	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values
(Dollars in thousands)

Commercial loan customer interest rate swap position	Other Assets	26	$81,105	$6,088	9	$42,289	$1,771

Commercial loan customer interest rate swap position	Other Liabilities	-	-	-	10	44,779	(1,497)

Counterparty interest rate swap position	Other Liabilities	26	81,105	(6,088)	19	87,068	(274)

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,
	2011			2010

	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)

Commercial loan customer interest rate swap position	$525	$-	$525	$396	$-	$396

Counterparty interest rate swap position	(525)	-	(525)	(396)	-	(396)

Total	$-	$-	$-	$-	$-	$-

	Nine Months Ended September 30,
	2011			2010

	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)

Commercial loan customer interest rate swap position	$1,601	$-	$1,601	$985	$-	$985

Counterparty interest rate swap position	(1,601)	-	(1,601)	(985)	-	(985)

Total	$-	$-	$-	$-	$-	$-

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2011, outstanding rate locks totaled approximately $2.5 million and outstanding commitments to sell residential mortgage loans totaled approximately $2.5 million.  Forward sales, which include mandatory forward commitments of approximately $200,000 at September 30, 2011, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

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

	September 30,	December 31,
	2011	2010
(Dollars in thousands)
Approved loan commitments	$51,683	$26,409
Approved resort commitments	-	19,000
Unadvanced portion of construction loans	19,222	20,290
Unadvanced portion of resort loans	13,826	23,602
Unused lines for home equity loans	97,611	80,410
Unused revolving lines of credit	362	355
Unused commercial letters of credit	15,752	9,885
Unused commercial lines of credit	92,717	54,048
	$291,173	$233,999

Financial instruments with off-balance sheet risk had a valuation allowance of $276,000 and $242,000 as of September 30, 2011 and December 31, 2010, respectively.

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

At September 30, 2011 and December 31, 2010, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the three and nine months ended September 30, 2011 or during the year ended December 31, 2010.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of September 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2011
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$130,998	$130,998	$-	$-
Government sponsored residential mortgage-backed securities	23,096	-	23,096	-
Corporate debt securities	1,115	-	1,115	-
Trust preferred debt securities	42	-	-	42
Preferred equity securities	1,705	-	1,705	-
Marketable equity securities	353	113	240	-
Mutual funds	3,434	-	3,434	-
Securities available-for-sale	160,743	131,111	29,590	42
Interest rate swap derivative	6,088	-	6,088	-
Total	$166,831	$131,111	$35,678	$42

Liabilities
Interest rate swap derivative	$6,088	$-	$6,088	$-
Forward loan sales commitments	8	-	-	8
Derivative loan commitments	66	-	-	66
Total	$6,162	$-	$6,088	$74

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2010
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$112,975	$112,975	$-	$-
U.S. Goverment agency obligations	11,080	-	11,080	-
Government sponsored residential mortgage-backed securities	32,294	-	32,294	-
Corporate debt securities	1,052	-	1,052	-
Trust preferred debt securities	44	-	-	44
Preferred equity securities	1,860	-	1,860	-
Marketable equity securities	406	116	290	-
Mutual funds	3,297	-	3,297	-
Securities available for sale	163,008	113,091	49,873	44
Interest rate swap derivative	1,771	-	1,771	-
Total	$164,779	$113,091	$51,644	$44

Liabilities
Interest rate swap derivative	$1,771	$-	$1,771	$-
Total	$1,771	$-	$1,771	$-

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available-for-Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010

(Dollars in thousands)
Balance at beginning of period	$44	$67	$21	$-
Transfer into Level 3	-	-	-	-
Accretion	-	-	-	-
Paydowns	(2)	-	-	-
Total losses (gains) - (realized/unrealized):
Included in earnings	-	-	53	-
Included in other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales/Proceeds	-	-	-	-
Balance at the end of period	$42	$67	$74	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Securities Available-for-Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

(Dollars in thousands)
Balance at beginning of period	$44	$90	$-	$-
Transfer into Level 3	-	-	-	-
Accretion	-	-	-	-
Paydowns	(2)	(23)	-	-
Total losses - (realized/unrealized):
Included in earnings	-	-	74	-
Included in other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales/Proceeds	-	-	-	-
Balance at the end of period	$42	$67	$74	$-

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available for Sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations and, marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. Level 3 securities include trust preferred debt securities. At September 30, 2011 and December 31, 2010, the Company did not use the pricing service for its Level 3 securities, which consisted of pooled trust preferred debt securities.  Therefore, management obtained a price by using a discounted cash flows analysis and a market bid indication.

The Company utilizes a third party, nationally-recognized pricing service (“pricing service”), subject to review by management, to estimate fair value measurements for almost 100% of its investment securities portfolio.  The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things.  The fair value prices on all investment securities are reviewed for reasonableness by management.  Also, management assessed the valuation techniques used by the pricing service based on a review of their pricing methodology to ensure proper hierarchy classifications.

Interest Rate Swap Derivative Receivable and Liability: The Company’s derivative positions are valued using proprietary models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.  Such derivatives are basic interest rate swaps that do not have any embedded interest rate caps and floors.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$558
Loans held for sale	-	778	-
Impaired loans	-	-	38,627
Other real estate owned	-	-	242

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$457
Loans held for sale	-	862	-
Impaired loans	-	-	25,466
Other real estate owned	-	-	238

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

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at September 30, 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a comparison of the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Cash and due from banks	$37,554	$37,554	$18,608	$18,608
Federal funds sold	203,000	203,000	-	-
Securities held-to-maturity	3,621	3,621	3,672	3,672
Securities available-for-sale	160,743	160,743	163,008	163,008
Loans held for sale	778	778	862	862
Loans	1,225,305	1,249,915	1,176,454	1,179,012
Federal Home Loan Bank stock	7,449	7,449	7,449	7,449
Accrued interest receivable	3,837	3,837	4,227	4,227

Financial liabilities
Deposits
Noninterest-bearing demand deposits	176,234	176,234	150,186	150,186
Savings accounts	144,144	144,144	129,122	129,122
Money market	223,791	223,791	158,232	158,232
Time deposits	411,339	414,372	453,677	456,147
NOW accounts	285,768	285,768	217,151	217,151
Club accounts	392	392	137	137
FHLB advances	63,000	66,026	71,000	72,779
Repurchase agreement borrowings	21,000	22,875	21,000	20,939
Mortgagors’ escrow accounts	6,568	6,568	9,717	9,717
Repurchase liabilities	72,278	72,278	84,029	84,029

On-balance sheet derivative financial instruments
Forward loan sales commitments:
Assets	-	-	-	-
Liabilities	8	8	-	-
Interest rate swap derivative liability:
Assets	6,088	6,088	1,771	1,771
Liabilities	6,088	6,088	1,771	1,771
Derivative loan commitments
Assets	-	-	-	-
Liabilities	66	66	-	-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

12.	Regulatory Matters

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and the Bank to maintain certain minimum ratios, as set forth below.  At September 30, 2011 and December 31, 2010, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table presents the actual capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At September 30, 2011 -
Total Capital (to Risk Weighted Assets)	$197,139	17.43%	$90,483	8.00%	$113,103	10.00%
Tier I Capital (to Risk Weighted Assets)	182,992	16.18	45,239	4.00	67,859	6.00
Tier I Capital (to Average Assets)	182,992	10.75	68,090	4.00	85,113	5.00
At December 31, 2010 -
Total Capital (to Risk Weighted Assets)	$110,772	10.27%	$86,309	8.00%	$107,886	10.00%
Tier I Capital (to Risk Weighted Assets)	97,194	9.01	43,155	4.00	64,732	6.00
Tier I Capital (to Average Assets)	97,194	6.47	60,078	4.00	75,097	5.00
First Connecticut Bancorp, Inc.:
At September 30, 2011 -
Total Capital (to Risk Weighted Assets)	$274,471	24.21%	$90,697	8.00%	$113,371	10.00%
Tier I Capital (to Risk Weighted Assets)	260,324	22.96	45,353	4.00	68,029	6.00
Tier I Capital (to Average Assets)	260,324	15.55	66,964	4.00	83,705	5.00
At December 31, 2010 -
Total Capital (to Risk Weighted Assets)	$110,872	10.28%	$86,309	8.00%	$107,886	10.00%
Tier I Capital (to Risk Weighted Assets)	97,294	9.02	43,155	4.00	64,732	6.00
Tier I Capital (to Average Assets)	97,294	6.48	60,097	4.00	75,121	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

13.	Other Comprehensive Income

The following table represents the components of comprehensive income and other comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in thousands)
Net income (loss)	$1,043	$1,394	$(2,586)	$5,014
Other comprehensive (loss) income, before tax
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period	(632)	(2,101)	(603)	(2,198)
Less: reclassification adjustment for gains included in net income (loss)	89	965	89	965
Net change in unrealized losses	(543)	(1,136)	(514)	(1,233)
Change related to employee benefit plans	55	13	162	43
Other comprehensive loss, before tax	(488)	(1,123)	(352)	(1,190)
Income tax benefit	(165)	(382)	(119)	(405)
Other comprehensive loss, net of tax	(323)	(741)	(233)	(785)

Comprehensive income (loss)	$720	$653	$(2,819)	$4,229

14.	Legal Actions

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

General

Established in 1851, Farmington Bank is a full-service, community bank with 16 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut. Farmington Bank is expecting to open its 17th full service branch in Wethersfield, Connecticut during the fourth quarter of 2011. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across Central Connecticut.

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

Critical Accounting Policies

The accounting policies followed by us conform with the accounting principles generally accepted in the United States of America. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, income taxes, pension and other post-retirement benefits. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction includes classes for commercial real estate construction and residential development, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2011.

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

Beginning in 2007 and continuing in the third quarter of 2011, softening real estate markets and generally weak economic conditions have lead to declines in collateral values and stress on the cash flows of borrowers. These adverse economic conditions could continue placing further stress on the Company’s borrowers and resulting in increases in charge-offs, delinquencies and non-performing loans and lower valuations for the Company’s impaired loans, which could in turn impact significant estimates such as the allowance for loan losses and the effect could be material.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2011 and December 31, 2010, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At September 30, 2011 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2008 through 2010.  If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of September 30, 2011, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of September 30, 2011, our net deferred tax asset was $13.9 million and there was no valuation allowance.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Our total assets increased $280.0 million, or 19.8%, to $1.7 billion at September 30, 2011, from $1.4 billion at December 31, 2010, primarily due to a $222.0 million increase in cash and cash equivalents and a $53.6 million increase in loans.  Our cash and cash equivalents increased $222.0 million, or 1192.7%, when comparing September 30, 2011 to December 31, 2010 primarily as a result of a $133.2 million increase in deposits and the net proceeds from our June 2011 public offering totaling $167.8 million offset by a $53.6 million increase in loans and a decrease of $19.8 million in our FHLB advances and repurchase liabilities.

Our investment portfolio totaled $164.4 million, or 9.7% of total assets, and $166.7 million, or 11.8% of total assets, respectively, at September 30, 2011 and December 31, 2010. Available-for-sale investment securities totaled $160.7 million at September 30, 2011 remaining relatively flat compared to $163.0 million at December 31, 2010.  Securities held-to-maturity was $3.6 million and $3.7 million at September 30, 2011 and December 31, 2010, respectively. The Company has purchased U.S. Treasury securities to replace matured pledged securities in order to meet municipal and repurchase agreement pledge requirements to minimize interest rate risk during the sustained low interest rate environment.

The net unrealized gains on securities available-for-sale, on a pre-tax basis, decreased by $514,000 to $1.2 million at September 30, 2011. The decrease in the net unrealized gains on investment securities available-for-sale primarily reflects a decrease of $369,000 in the net unrealized gains on government sponsored residential mortgage-backed securities and a net decrease of $145,000 in our preferred equity securities. As of September 30, 2011 and December 31, 2010, respectively, our available-for-sale investment securities portfolio gross unrealized losses equaled $568,000 and $297,000, of which $553,000 and $292,000, respectively, were from securities that had been in a loss position of twelve months or more. Management does not believe that the unrealized loss represents an other-than-temporary impairment.

Net loans receivable increased $53.6 million at September 30, 2011 to $1.21 billion compared to $1.16 billion at December 31, 2010 due to increasing our focus on residential and commercial lending.  The loan portfolio consisted of $471.8 million and $453.6 million in residential real estate loans, $389.2 million and $361.8 million in commercial real estate loans, $50.6 million and $46.6 million in construction loans, $11.3 million and $12.6 million in installment loans, $125.5 million and $112.5 million in commercial loans, $98.7 million and $81.8 million in home equity lines of credit loans, $75.9 million and $105.2 million in resort (timeshare) loans and $2.4 million and $2.3 million in collateral, demand and revolving credit loans at September 30, 2011 and December 31, 2010, respectively.

The allowance for loan losses decreased $4.6 million to $16.1 million at September 30, 2011 from $20.7 million at December 31, 2010 primarily due to a $4.9 million fully impaired resort loan being charged-off in the second quarter of 2011.  Impaired loans increased to $40.6 million as of September 30, 2011 from $31.0 million as of December 31, 2010.  Non-performing loans increased to $18.4 million at September 30, 2011 from $17.7 million as of December 31, 2010. At September 30, 2011, the allowance for loan losses represented 1.3% of total loans and 87.3% of non-performing loans, compared to 1.8% of total loans and 117.0% of non-performing loans as of December 31, 2010. Net charge-offs for the nine months ended September 30, 2011 were $5.5 million, or 0.5%, compared to net charge-offs for the nine months ended September 30, 2010 of $1.8 million, or 0.2%, to average loans outstanding for the respective period. The increase was primarily due to a $4.9 million fully impaired resort loan charged-off in the second quarter of 2011.  Loan delinquencies 30 days and greater at September 30, 2011 increased $4.2 million to $22.9 million from $18.7 million at December 31, 2010. The increase in past due loans is primarily due to weak economic conditions leading to stress on cash flows of our borrowers primarily with our residential and commercial real estate portfolios.

Prepaid expenses and other assets increased $5.2 million to $13.1 million at September 30, 2011 from $7.9 million at December 31, 2010 primarily due to an increase of $5.8 million in an interest rate swap derivative receivable offset by a $1.0 million decrease in prepaid FDIC assessments.

Deposits increased $133.2 million, or 12.0%, to $1.2 billion at September 30, 2011 from $1.1 billion at December 31, 2010. Interest-bearing deposits grew $107.1 million, or 11.2%, to $1.1 billion at September 30, 2011 from $958.3 million at December 31, 2010.  Noninterest-bearing demand deposits totaled $176.2 million at September, 2011, an increase of $26.0 million from December 31, 2010 due to our continued efforts to obtain more individual and commercial account relationships.  At September 30, 2011 and December 31, 2010, respectively, interest-bearing deposits consisted of $285.8 million and $217.2 million in NOW accounts, $223.8 million and $158.2 million in money market accounts, $144.1 million and $129.1 million in savings accounts, $411.3 million and $453.7 million in time deposits and $392,000 and $137,000 in club accounts. The $107.1 million increase in interest-bearing deposits from December 31, 2010 to September 30, 2011 was primarily due to the opening of our 16th branch located in West Hartford, CT during the second quarter, an increase in municipal deposits accounts of approximately $63.2 million and an increase in overall deposits as we continue to grow our customer base.  Our weighted-average rate paid on deposits outstanding for the nine months ended September 30, 2011 declined 10 basis points to 0.75% from 0.85% when compared to the same period in the prior year.

Federal Home Loan Bank advances decreased $8.0 million, or 11.3%, to $63.0 million at September 30, 2011 from $71.0 million at December 31, 2010.  Our repurchase liabilities decreased $11.8 million to $72.3 million at September 30, 2011 from $84.0 million at December 31, 2010 primarily due to fluctuations in cash flows in our business checking customers using our repurchase swap product where excess funds are swept daily into a collateralized account.

Total stockholders’ equity increased $162.9 million, or 171.5%, to $257.9 million at September 30, 2011 compared to $95.0 million at December 31, 2010 primarily due to proceeds received from our initial public offering, which net of expenses of $4.1 million, totaled $167.8 million.

Summary of Operating Results for the Three Months Ended September 30, 2011 and 2010

The following discussion provides a summary and comparison of our operating results for the three months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Net interest income	$11,987	$12,756	$(769)	(6.0)%
Provision for loan losses	300	2,488	(2,188)	(87.9)%
Non-interest income	1,728	2,414	(686)	(28.4)%
Non-interest expense	11,945	10,755	1,190	11.1%
Income before taxes	1,470	1,927	(457)	(23.7)%
Income tax expense	427	533	(106)	(19.9)%
Net income	$1,043	$1,394	$(351)	(25.2)%

For the quarter ended September 30, 2011, net income decreased by $351,000 to a net income of $1.0 million compared to net income of $1.4 million for the quarter end September 30, 2010. The decrease in net income primarily resulted from a decrease in net interest and non-interest income, provision for loan losses offset by an increase in non-interest expense which was primarily due to an increase in salaries and employee benefits as we continue to add staff to expand the services we offer our existing and new customers.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

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

Interest and Dividend Income: For the quarter ended September, 2011, interest and dividend income decreased $1.0 million, or 6.4%, to $14.7 million from $15.7 million for the same period in the prior year.  Our average interest-earning assets for the quarter ended September 30, 2011, grew by $214.8 million, or 15.4%, to $1.6 billion from $1.4 billion for the same period last year, while the yield on average interest-earning assets decreased 85 basis points to 3.65% from 4.50%. An increase of $7.2 million in the average balance of securities for the quarter ended September 30, 2011 when compared to the quarter ended September 30, 2010, offset with a 206 basis point decline in the yield on the securities portfolio resulted in a $743,000 or 64.7%, reduction in the interest and dividends on investments. The decline in yield was primarily due to the sale of $36.1 million of appreciated Government sponsored residential mortgage-backed securities that occurred in September and December 2010 that were replaced by lower yielding U.S. Treasury obligations in order to assist the Company in retaining a “well capitalized” risk-based capital ratio status with federal and state banking agencies. Interest income on loans receivable decreased $353,000 or 2.4%, to $14.1 million for the quarter ended September 30, 2011 from $14.5 million for the same period in the prior year due to an increase of $65.3 million or 5.8%, in the average balance of loans receivable, partially offset by a 40 basis point decline in the weighted average yield. Other interest income earned on federal funds and other earnings assets increased $96,000 due to the average balance increasing $142.4 million as the funds obtained from the initial public offering were invested in federal funds sold until they could be prudently deployed in longer term investments.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,193,273	14,104	4.74%	$1,127,992	14,457	5.14%
Securities	155,241	405	1.05%	148,087	1,148	3.11%
Federal Home Loan Bank of Boston stock	7,449	6	0.32%	7,449	-	0.00%
Fed Funds and other earning assets	253,677	144	0.23%	111,297	58	0.21%
Total interest-earning assets	1,609,640	14,659	3.65%	1,394,825	15,663	4.50%
Noninterest-earning assets	64,673			85,141
Total assets	$1,674,313			$1,479,966

Interest-bearing liabilities:
NOW accounts	$289,658	155	0.21%	$348,990	335	0.39%
Money market	217,295	528	0.97%	156,790	325	0.83%
Savings accounts	148,380	60	0.16%	133,262	69	0.21%
Certificates of deposit	415,279	1,143	1.10%	423,073	1,330	1.26%
Total interest-bearing deposits	1,070,612	1,886	0.71%	1,062,115	2,059	0.78%
Advances from the Federal Home Loan Bank	66,207	519	3.14%	69,185	555	3.22%
Repurchase Agreement Borrowing	21,000	182	3.48%	21,000	182	3.48%
Repurchase liabilities	72,471	85	0.47%	64,536	111	0.69%
Total interest-bearing liabilities	1,230,290	2,672	0.87%	1,216,836	2,907	0.96%
Noninterest-bearing deposits	152,092			137,011
Other noninterest-bearing liabilities	30,774			26,739
Total liabilities	1,413,156			1,380,586
Capital	261,157			99,380
Total liabilities and capital	$1,674,313			$1,479,966

Net interest income		11,987			12,756
Net interest rate spread (1)			2.78%			3.54%
Net interest-earning assets (2)	$379,350			$177,989
Net interest margin (3)			2.99%			3.67%
Average interest-earning assets to average interest-bearing liabilities
		130.83%			114.63%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the volume and rate columns. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans receivable, net	$1,091	$(1,444)	$(353)
Investment securities	51	(794)	(743)
Federal Home Loan Bank of Boston stock	-	6	6
Fed Funds and other interest-earning assets	80	6	86
Total interest-earning assets	1,222	(2,226)	(1,004)

Interest-bearing liabilities:
NOW accounts	(50)	(130)	(180)
Money market	145	58	203
Savings accounts	4	(13)	(9)
Certificates of deposit	(23)	(164)	(187)
Total interest-bearing deposits	76	(249)	(173)
Advances from the Federal Home Loan Bank	(18)	(18)	(36)
Repurchase agreement borrowing	-	-	-
Repurchase liabilities	31	(57)	(26)
Total interest-bearing liabilities	89	(324)	(235)
Increase (decrease) in net interest income	$1,133	$(1,902)	$(769)

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $12.0 million for the quarter ended September 30, 2011, compared to $12.8 million for the same period in 2010. The $769,000, or 6.0%, decrease in net interest income was primarily due to a $680,000, or 68.8%, decrease in interest income related to United States Government and agency obligations.  Average interest-earning assets increased by $214.8 million, or 15.4%, to $1.6 billion during the quarter ended September 30, 2011 when compared to the same period in the prior year. Average interest-bearing liabilities remained stable at $1.2 billion at September 30, 2011 and 2010.   Our net interest rate spread decreased 76 basis points to 2.78% during 2011 from 3.54% for 2010, primarily due to a 85 basis point decline in the weighted average yield of interest-earning assets to 3.65% for the quarter ended September 30, 2011 from 4.50% for the quarter ended September 30, 2010.

Interest Expense: Interest expense for the quarter ended September 30, 2011 remained relatively stable at $2.7 million from $2.9 million for the same period in the prior year as our average interest-bearing deposits also remained relatively unchanged compared to the same period in the prior year.  The average cost of interest-bearing deposits declined 7 basis points to 0.71% for the three months ended September 30, 2011 from 0.78% for the three months ended September 30, 2010.  The decrease in the cost of funds was primarily due to the impact that the sustained low interest rate environment had on our NOW accounts and time deposits which resulted in a decrease of 18 basis points and 16 basis points, respectively, during the three months ended September 30, 2011 over the same period in the prior year, offset by a 14 basis point increase in money markets due to promotional rates run in connection with our existing branches and the opening of our newest branch.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at competitive rates and reduced our rate concession practices for customers who did not utilize multiple bank services.

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

Management recorded a provision for loan losses of $300,000 for the three months ended September 30, 2011 which is a decline of $2.2 million from the provision of $2.5 million recorded during the same period last year.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

At September 30, 2011, the allowance for loan losses totaled $16.1 million, or 1.3% of total loans and 87.3% of non-performing loans, compared to an allowance for loan losses of $20.7 million, which represented 1.8% of total loans and 117.0% of non-performing loans at December 31, 2010.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities, if any, are also included in noninterest income (loss).

The following table summarizes noninterest income for the three months ended September 30, 2011 and 2010:
	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$852	$800	$52	6.5%
Net gain on sales of investments	89	965	(876)	(90.8)%
Net gain on loans sold	284	299	(15)	(5.0)%
Brokerage and insurance fee income	30	102	(72)	(70.6)%
Bank owned life insurance income	177	187	(10)	(5.3)%
Other	296	61	235	385.2%
Total noninterest income	$1,728	$2,414	$(686)	(28.4)%

Noninterest income decreased by $686,000 to $1.7 million for the three months ended September 30, 2011 compared to the same period ended September 30, 2010.  The net gain on sales of investments in the prior period was the result of implementing a strategy to sell appreciated Government sponsored residential mortgage-backed securities in order to bolster our risk based capital ratio until our initial public offering could be completed to ensure that we remained well capitalized under the federal and state banking regulations.  Brokerage and insurance fee income decreased $72,000 or 70.6% to $30,000 for the three months ended September 30, 2011 which resulted from replacing our non-deposit investment services third party provider in the beginning of 2011.  The above decreases were offset by a $235,000 increase in other noninterest income totaling $296,000 primarily due to receiving a $282,000 income distribution on a limited partnership investment.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$7,065	$5,656	$1,409	24.9%
Occupancy expense	1,129	1,017	112	11.0%
Furniture and equipment expense	1,038	1,116	(78)	(7.0)%
FDIC assessment	56	502	(446)	(88.8)%
Marketing	505	628	(123)	(19.6)%
Other operating expenses	2,152	1,836	316	17.2%
Total noninterest expense	$11,945	$10,755	$1,190	11.1%

Noninterest expense increased $1.2 million or 11.1% to $11.9 million for the three months ended September 30, 2011 compared to $10.8 million for the same period ended September 30, 2010.  Salaries and employee benefits expense increased $1.4 million which was mainly attributable to $522,000 related to our employee stock option plan (“ESOP”) expense which was established as part of our reorganization and the addition of 35 full time equivalent employees to support our new and existing branches, our commercial lending, accounting and loan workout areas and the implementation of cash management, government banking and a small business lending department.  Occupancy expense increased $112,000 or 11.0% to $1.1 million primarily due to the addition of our West Hartford branch in April 2011 and increases in rent and maintenance at our corporate and other branch locations.  We incurred FDIC assessments of $56,000 for the three months ended September 30, 2011, representing a $446,000 decrease compared to the same period ended September 30, 2010 due to a change in the FDIC’s assessment calculation methodology.  Marketing expenses decreased $123,000 or 19.6% to $505,000 for the three months ended September 30, 2011 when compared to the same period in the prior year due to the opening of our Berlin and Plainville branches in the 3rd quarter of 2010 and $136K incurred developing our e-business.  Other operating expenses increased $316,000 to $2.2 million primarily due to an increase in professional and consulting fees totaling approximately $67,000 incurred primarily to assist us in evaluating our core operating system and strategic planning and other various increases in operating costs for the three months ended September 30, 2011 compared to the same period ended September 30, 2010.

Income Tax Expense: Income tax expense for the three months ended September 30, 2011 was $427,000 on income before taxes totaling $1.5 million compared to a $533,000 income tax expense for the three months ended September 30, 2010 on income before taxes totaling $1.9 million.

Summary of Operating Results for the Nine Months Ended September 30, 2011 and 2010

The following discussion provides a summary and comparison of our operating results for the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Net interest income	$35,852	$37,153	$(1,301)	(3.5)%
Provision for loan losses	900	3,688	(2,788)	(75.6)%
Non-interest income	4,438	4,685	(247)	(5.3)%
Non-interest expense	43,533	30,876	12,657	41.0%
(Loss) income before taxes	(4,143)	7,274	(11,417)	(157.0)%
Income tax (benefit) expense	(1,557)	2,260	(3,817)	(168.9)%
Net (loss) income	$(2,586)	$5,014	$(7,600)	(151.6)%

For the nine months ended September 30, 2011, net income decreased by $7.6 million to a net loss of $2.6 million compared to net income of $5.0 million for the nine months ended September 30, 2010. The decrease in net income primarily resulted from a $6.9 million contribution to our charitable foundation, Farmington Bank Community Foundation, Inc. and $851,000 incurred to complete the phase out the Phantom Stock Plan.  Excluding the $6.9 million foundation contribution, the $851,000 incurred to complete the phase out the Phantom Stock Plan and the related tax benefit of $2.6 million, net income would have been $2.5 million, a decrease of $2.5 million compared to the nine months ended September 30, 2010 primarily due to an increase in salaries and employee benefits as we continue to expand the services we offer our existing and new customers and the opening of three new branches over the past 15 months.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

Interest and Dividend Income: For the nine months ended September 30, 2011, interest and dividend income decreased $1.7 million, or 3.7%, to $44.1 million from $45.8 million for the same period in the prior year.  Our average interest-earning assets for the nine months ended September 30, 2011, grew by $187.0 million, or 14.6%, to $1.5 billion from $1.3 billion for the same period last year, while the yield on average interest-earning assets decreased 77 basis points to 4.01% from 4.78%. An increase of $18.0 million in the average balance of securities for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010, offset by a 254 basis point decline in the yield resulted in a $2.4 million or 62.5%, reduction in the interest and dividends on investments. The decline in yield was primarily due to the sale of $36.1 million of appreciated Government sponsored residential mortgage-backed securities that occurred in September and December 2010 and were replaced by lower yielding U.S. Treasury obligations in order to assist the Company in retaining a “well capitalized” status with federal and state banking agencies. Interest income on loans receivable increased $555,000, or 1.3%, to $42.4 million for the nine months ended September 30, 2011 from $41.8 million for the same period in the prior year due to an increase of $98.4 million, or 9.1%, in the average balance of loans receivable, partially offset by a 37 basis point decline in the weighted average yield. Other interest income earned on federal funds sold and other short-term investments increased $127,000 due to the average balance increasing $70.6 million for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.

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

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,175,749	42,395	4.82%	$1,077,376	41,840	5.19%
Securities	153,127	1,434	1.25%	135,140	3,828	3.79%
Federal Home Loan Bank of Boston stock	7,449	16	0.29%	7,449	-	0.00%
Fed Funds and other earning assets	131,640	219	0.22%	61,028	92	0.20%
Total interest-earning assets	1,467,965	44,064	4.01%	1,280,993	45,760	4.78%
Noninterest-earning assets	81,552			80,537
Total assets	$1,549,517			$1,361,530

Interest-bearing liabilities:
NOW accounts	$258,593	516	0.27%	$254,806	805	0.42%
Money market	200,673	1,483	0.99%	150,564	919	0.82%
Savings accounts	147,443	205	0.19%	130,510	195	0.20%
Certificates of deposit	426,118	3,588	1.13%	428,844	4,241	1.32%
Total interest-bearing deposits	1,032,827	5,792	0.75%	964,724	6,160	0.85%
Advances from the Federal Home Loan Bank	67,430	1,575	3.12%	66,043	1,612	3.26%
Repurchase Agreement Borrowing	21,000	540	3.44%	21,000	540	3.44%
Repurchase liabilities	72,688	305	0.56%	56,643	295	0.70%
Total interest-bearing liabilities	1,193,945	8,212	0.92%	1,108,410	8,607	1.04%
Noninterest-bearing deposits	172,905			131,011
Other noninterest-bearing liabilities	28,750			24,607
Total liabilities	1,395,600			1,264,028
Capital	153,917			97,502
Total liabilities and capital	$1,549,517			$1,361,530

Net interest income		35,852			37,153
Net interest rate spread (1)			3.09%			3.74%
Net interest-earning assets (2)	$274,020			$172,583
Net interest margin (3)			3.27%			3.88%
Average interest-earning assets to average interest-bearing liabilities		122.95%			115.57%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the volume and rate columns. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans receivable, net	$2,573	$(2,018)	$555
Investment securities	621	(3,015)	(2,394)
Federal Home Loan Bank of Boston stock	-	16	16
Fed Funds and other interest-earning assets	117	10	127
Total interest-earning assets	3,311	(5,007)	(1,696)

Interest-bearing liabilities:
NOW accounts	12	(301)	(289)
Money market	325	239	564
Savings accounts	10	-	10
Certificates of deposit	(28)	(625)	(653)
Total interest-bearing deposits	319	(687)	(368)
Advances from the Federal Home Loan Bank	31	(68)	(37)
Repurchase agreement borrowing	-	-	-
Repurchase liabilities	95	(85)	10
Total interest-bearing liabilities	445	(840)	(395)

Increase (decrease) in net interest income	$2,866	$(4,167)	$(1,301)

Net Interest Income:  Net interest income before the provision for loan losses was $35.9 million for the nine months ended September 30, 2011, compared to $37.2 million for the same period in 2010. The $1.3 million, or 3.5%, decrease in net interest income was primarily due a $2.3 million, or 67.1%, decrease in interest income related to United States Government and agency obligations offset by an increase in interest income on loans receivable totaling $555,000.  Average interest-earning assets increased by $187.0 million, or 14.6%, to $1.5 billion for the nine months ended September 30, 2011 when compared to the same period in the prior year. Average interest-bearing liabilities increased $85.5 million, or 7.7%, to $1.2 billion during the nine months ended September 30, 2011 when compared to the same period in 2010.   Our net interest rate spread decreased 65 basis points to 3.09% during 2011 from 3.74% for 2010, primarily due to a 77 basis point decline in the weighted average cost of interest-earning assets to 4.01% for the nine months ended September 30, 2011 from 4.78% for the nine months ended September 30, 2010.

Interest Expense: Interest expense for the quarter ended September 30, 2011 decreased $395,000 or 4.6% totaling $8.2 million for the nine months ended September 30, 2011 from $8.6 million for the same period in the prior year even though our average interest-bearing deposits grew $68.1 million or 7.1% over the same period in the prior year.  The decrease in interest expense resulted from a 10 basis points decline in the average cost of interest-bearing deposits to 0.75% for the nine months ended September 30, 2011 from 0.85% for the nine months ended September 30, 2010.  The decrease in the cost of funds was primarily due to the impact that the sustained low interest rate environment had on our NOW accounts and time deposits which resulted in a decrease of 15 basis points and 19 basis points, respectively, during the nine months ended September 30, 2011 over the same period in the prior year, offset by a 17 basis point increase in money markets due to promotional rates run in connection with our existing branches and the opening of our newest branch.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at a competitive rate and reduced our rate concession practices for customers who did not utilize multiple bank services.

Provision for Loan Losses:  Management recorded a provision for loan losses of $900,000 for the nine months ended September 30, 2011 which is a decline of $2.8 million from the provision of $3.7 million recorded during the same period last year.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

Noninterest Income: The following table summarizes noninterest income for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$2,499	$2,226	$273	12.3%
Net gain on sales of investments	89	965	(876)	(90.8)%
Net gain on loans sold	629	323	306	94.7%
Brokerage and insurance fee income	164	317	(153)	(48.3)%
Bank owned life insurance income	525	485	40	8.2%
Other	532	369	163	44.2%
Total noninterest income	$4,438	$4,685	$(247)	(5.3)%

Noninterest income decreased by $247,000 to $4.4 million for the nine months ended September 30, 2011 compared to the same period ended September 30, 2010.  Fees for customer services increased $273,000 or 12.3% primarily due to increases of $44,000 in debit card transactions as a result of our three new branches opening and an increase in customer accounts and $145,000 increase in cash management service fees.  The net gain on sales of investments in the prior period was the result of implementing a strategy to sell appreciated Government sponsored residential mortgage-backed securities in order to bolster our risk based capital ratio until our initial public offering could be completed to ensure that we remained well capitalized under the federal and state banking regulations. The gain on the sale of fixed-rate residential mortgage loans increased by $306,000 to $629,000 compared to a $323,000 gain during the same period in 2010 as a result of the continuation of our secondary market residential lending program initiated during the third quarter of 2010.  Brokerage and insurance fee income decreased $153,000 or 48.3% to $164,000 for the nine months ended September 30, 2011 as a result of replacing our existing third party provider of non-deposit investment services in the beginning of 2011.  The increase in other noninterest income totaling $532,000 for the nine months ended September 30, 2011 is primarily due to a $275,000 increase in an income distribution on a limited partnership investment for the nine months ended September 30, 2011 compared to the same period in 2010.

Noninterest Expense: The following table summarizes noninterest expense for the nine months ended September 30, 2011 and 2010:
	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$21,106	$16,615	$4,491	27.0%
Occupancy expense	3,460	3,076	384	12.5%
Furniture and equipment expense	3,003	2,967	36	1.2%
FDIC assessment	1,126	1,318	(192)	(14.6)%
Marketing	1,636	1,799	(163)	(9.1)%
Contribution to Farmington Bank
Community Foundation, Inc.	6,877	-	6,877	100.0%
Other operating expenses	6,325	5,101	1,224	24.0%
Total noninterest expense	$43,533	$30,876	$12,657	41.0%

Noninterest expense increased $12.7 million, or 41.0%, to $43.5 million for the nine months ended September 30, 2011 compared to $30.9 million for the same period ended September 30, 2010.  Salary and employee benefits expense increased $4.5 million which was mainly attributable to $851,000 incurred to phase out the phantom stock plan, $533,000 related to our employee stock option plan (“ESOP”) which was established as part of our reorganization and the addition of 35 full time equivalent employees to support our three new branches, our commercial lending, accounting and loan workout areas and the implementation of cash management, government banking and a small business lending department.  Occupancy expense increased $384,000, or 12.5%, to $3.5 million based on approximately $309,000 in costs associated with our three new branches which all opened in the past 15 months and increases in rent and maintenance at our corporate and other branch locations.  We incurred FDIC assessments of $1.1 million for the nine months ended September 30, 2011, representing a $192,000 decrease due to a change in the FDIC’s assessment calculation methodology.  As part of our initial public stock offering in June 2011, we contributed $6.9 million in stock in connection with our reorganization to our charitable foundation to benefit the nonprofit organizations and community organizations within the communities we serve.  Other operating expenses increased $1.2 million to $6.3 million primarily due to an increase in professional and consulting fees totaling approximately $715,000 to assist in various projects including the evaluation of our core processing system and strategic planning services and other various increases in operating costs for the nine months ended September 30, 2011 compared to the same period ended September 30, 2010.

Income Tax (Benefit) Expense: Income tax benefit for the nine months ended September 30, 2011 was $1.6 million due to the tax treatment for the $6.9 million contribution to our foundation compared to a $2.3 million income tax provision for the nine months ended September 30, 2010.

Liquidity and Capital Resources:

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows, fund operations and pay escrow obligations on items in our loan portfolio. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, principal repayment and prepayment of loans, the sale in the secondary market of loans held for sale, maturities and sales of investment securities and other short-term investments, periodic pay downs of mortgage-backed securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. Also, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. In addition to our primary sources of liquidity, the net proceeds from our stock offering totaling $167.8 million will enable us to maintain higher liquidity levels and provide us with sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2011, $240.6 million of our assets were invested in cash and cash equivalents, of this amount, $167.8 million represented the net proceeds from our stock offering in June 2011. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the nine months ended September 30, 2011, loan originations and purchases, net of collected principal and loan sales, totaled $53.7 million.  Cash received from maturities of available for sale investment securities totaled $304.0 million for the nine months ended September 30, 2011. We purchased $302.1 million of available-for-sale investment securities primarily in U.S treasury obligations during the nine months ended September 30, 2011.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At September 30, 2011, we had $63.0 million in advances from the FHLBB and an additional available borrowing limit of $208.5 million based on collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets or $424.1 million at September 30, 2011.   Other sources of funds include access to a pre-approved unsecured line of credit with a Bank for $20.0 million, which was undrawn at September 30, 2011.  During 2010, we entered into the Federal Reserve Bank’s discount window loan collateral program that enables us to borrow up to $84.6 million on an overnight basis as of September 30, 2011. The funding arrangement was collateralized by $120.1 million in pledged commercial real estate loans as of September 30, 2011. During 2011, the Company entered into a $3.5 million unsecured line of credit agreement with a bank which expired on October 31, 2011.  The Company is currently working with the bank to renew the $3.5 million unsecured line.

We had outstanding commitments to originate loans of $51.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $239.5 million at September 30, 2011. At September 30, 2011 and December 31, 2010, time deposits scheduled to mature in less than one year totaled $303.6 million and $362.7 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB or our $84.6 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

Our total risk weighted capital to risk weighted assets increased from 10.28% at December 31, 2010 to 24.21% at September 30, 2011, which is above the 10.0% minimum total risk-based capital ratio that the federal and state banking regulations require us to maintain in order to be considered well capitalized. Prior to our conversion to a public company on June 29, 2011, we were able to maintain our capital levels by purchasing zero-risk weighted, lower yielding investments and making certain other strategic operational decisions until our initial public offering was completed. The $167.8 million net proceeds from the stock offering has significantly strengthened our capital levels allowing us to aggressively pursue our strategic initiatives.

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

At September 30, 2011, income at risk (i.e., the change in net interest income) increased 13.9% and 18.0% based on a 300 basis point and 400 basis point average increase, respectively, and decreased 2.1% based on a 100 basis point decrease.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the three scenarios run during the three month period ended September 30, 2011:

Percentage Decrease in Estimated Net Interest Income Over 12 Months
300 basis point increase	13.9%
400 basis point increase	18.0%
100 basis point decrease	(2.1)%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form S-1/A filed on May 16, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending September 30, 2011, the Employee Stock Ownership Plan made the following purchases of the Company’s stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	209,675	$11.15	509,575	920,741
August 1-31, 2011	278,385	$10.72	788,060	642,356
September1-30, 2011	95,294	$11.06	883,354	547,062

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

FIRST CONNECTICUT BANCORP, INC.

Date: November 14, 2011	/s/ John J. Patrick
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: November 14, 2011	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: November 14, 2011	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer