Form 10-Q/A
period 2011-09-30
First Connecticut Bancorp, Inc.
filed 2011-11-22
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is being filed solely to include as exhibits to the report the Interactive Data Files attached as exhibits to this Amendment.  These exhibits were inadvertently omitted from the original filing by the Company’s third-party service provider.  No changes have been made to the Form 10-Q other than the furnishing of the exhibits described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

OTHER INFORMATION

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

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1**	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2**	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.
**	These exhibits were previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 with the Securities and Exchange Commission on November 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CONNECTICUT BANCORP, INC.

Date: November 22, 2011	/s/ John J. Patrick
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: November 22, 2011	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: November 22, 2011	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer