Form 10-K
period 2011-12-31
First Connecticut Bancorp, Inc.
filed 2012-03-28
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File No. 0-25233

First Connecticut Bancorp, Inc.
(Exact name of Registrant as Specified in its Charter)

Maryland	45-1496206
(State or Other Jurisdiction of Incorporation on Organization)	(IRS Employer Identification Number)

One Farm Glen Boulevard, Farmington, CT	06032
(Address of Principal Executive Office)	(Zip Code)

(860) 676-4600
(Registrant’s Telephone Number including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐     NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days  YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files)   YES  ☐      NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer — See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2011 was $184,735,244.

As of March 27, 2012, there were outstanding 17,880,200 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders (Part III) expected to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2011.

First Connecticut Bancorp, Inc.

Form 10-K Table of Contents

December 31, 2011

Part I
Item 1. Business

Forward-Looking Statements

From time to time the Company has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A. and our Cautionary Statement Regarding Forward-Looking Information included in Item 7.

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc. (“First Connecticut Bancorp”, “FCB” or the “Company”) is a Maryland-chartered stock holding company that owns 100% of the common stock of Farmington Bank (“Bank”).  At December 31, 2011, the Company had, on a consolidated basis, $1.6 billion in assets, $1.2 billion in deposits and stockholders’ equity of $252.0 million.

On June 29, 2011, the Boards of Directors of Farmington Bank, a Connecticut stock savings bank (the “Bank”), First Connecticut Bancorp, Inc., a Maryland-chartered corporation (the “Company”), First Connecticut Bancorp, Inc., a Connecticut-chartered nonstock corporation and mutual holding company (the “MHC”) and Farmington Holdings, Inc., a Connecticut-chartered corporation (the “Mid-Tier”) completed a Plan of Conversion and Reorganization whereby: (1) the MHC converted from the mutual holding company form of organization to the stock holding company form of organization, (2) the Company sold shares of common stock of the Company in a subscription offering, and (3) the Company contributed shares of Company common stock equal to 4.0% of the shares sold in the subscription offering to the Farmington Bank Community Foundation, Inc. (the “Conversion and Reorganization”).  First Connecticut Bancorp, Inc. sold 17,192,500 shares of its common stock to eligible stock holders at $10.00 per share for proceeds of $167.8 million, net of offering costs of $4.1 million. On June 29, 2011, with the completion of the Conversion and Reorganization, First Connecticut Bancorp, Inc. is 100% owned by public shareholders and the MHC and the Mid-Tier ceased to exist.  First Connecticut Bancorp is regulated by the Federal Reserve Bank of Boston.

In connection with the Conversion and Reorganization, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization dedicated to helping the communities the Bank serves. The Foundation was funded with a contribution of 687,700 shares of the Company’s common stock, representing 4% of the outstanding shares.

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock issued in the offering.  As of December 31, 2011, the ESOP purchased 1,024,536, shares of common stock at a cost of $11.6 million. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

Farmington Bank

Farmington Bank established in 1851, is a full-service, community bank with 17 full service branch offices and 4 limited service offices located throughout Hartford County, Connecticut. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across Central Connecticut. Farmington Bank is regulated by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). Farmington Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the FDIC. Farmington Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Farmington Bank is the wholly-owned subsidiary of First Connecticut Bancorp.

The executive office of the Company is located at One Farm Glen Boulevard, Farmington, Connecticut, 06032 and its telephone number is (860) 676-4600.

Farmington Bank’s website (www.farmingtonbankct.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission, including copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, as well as ownership reports on Forms 3, 4 and 5 filed by the Company’s directors and executive officers. Copies may also be obtained, without charge, by written request to First Connecticut Bancorp Inc. Investor Relations, One Farm Glen Boulevard, Farmington, Connecticut, 06032, Attention: Jennifer Daukas or send an email to: investor-relations@firstconnecticutbancorp.com.  Information on our website is not part of this Annual Report on Form 10-K.

Market Area

We operate in a primarily suburban market area that has a stable population and household base. All of our current offices are in Hartford County, Connecticut. Our primary market area is Central Connecticut. Our main office is in Farmington, Connecticut and is approximately ten miles from the City of Hartford, Connecticut. Hartford County has a mix of industry groups and employment sectors including insurance, health services, finance, manufacturing, not-for-profit, education, government and technology. Hartford County is also bisected on two of Connecticut’s major highways: Interstate 91 and Interstate 84.  Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our lending area is broader than our deposit market area and includes, in addition to Hartford County, other areas of Connecticut. In certain circumstances, we will make loans outside the State of Connecticut.  Additionally, the Company announced on January 12, 2012 plans to open its 18th branch office in Bloomfield, CT in the second quarter of 2012.

Based on the most recent data available from the Federal Deposit Insurance Corporation “FDIC” as of June 30, 2011, we possess a 3.97% deposit market share in Hartford County. Our market share rank is 7th out of 25 financial institutions. All of the institutions who possess a greater deposit market share, except for one, are headquartered outside of Hartford County.

Lending Activities

Historically, our principal lending activities have been residential, consumer and commercial lending. During the past four years we have been increasing our commercial portfolio and attracting larger, more comprehensive long-term borrowing relationships in the areas of commercial real estate lending (both owner and non-owner-occupied) and commercial lending, and supplementing these areas with more extensive cash management and depository services in an effort to increase interest income, diversify our loan portfolio and better serve the community.

The resulting overall loan portfolio performance has been strong with growth of 11.4% in 2011, 11.6% in 2010, and 25.5% in 2009.  Our total loans at December 31, 2011 increased by 11.4% from December 31, 2010 primarily due to increases in residential and commercial real estate loans, commercial loans and home equity lines of credit.  Despite a challenging economy and prolonged recession, our commercial business loans grew 37.1% from December 31, 2010 to December 31, 2011.

Our senior management team has carefully built the infrastructure necessary to support this growth and provide critical on-going portfolio management and risk assessment. An enhanced risk management program is in place to better enable us to evaluate the risk in our portfolio and to implement changes in our underwriting standards so as to minimize overall portfolio risk. As part of this program, our loan portfolio is subject to concentration limits and market analyses, stress testing and ongoing monitoring, reporting and review of underwriting standards.

The following table sets forth the composition of our loan portfolio by type of loans at the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:	(Dollars in Thousands)
Residential	$503,361	38.4%	$453,557	38.6%	$446,880	42.4%	$385,943	45.9%	$320,233	47.2%
Commercial	408,169	31.2%	361,838	30.8%	265,515	25.2%	201,511	24.0%	169,238	25.0%
Construction(1)	46,381	3.5%	46,623	4.0%	68,704	6.5%	59,442	7.1%	47,823	7.1%
Installment	10,333	0.8%	12,597	1.1%	16,423	1.6%	21,518	2.6%	23,669	3.5%
Commercial	154,300	11.8%	112,535	9.6%	104,476	9.9%	87,717	10.4%	86,768	12.8%
Collateral	2,348	0.2%	1,941	0.1%	2,486	0.2%	2,124	0.2%	1,998	0.3%
Home equity line of credit	109,771	8.4%	81,837	7.0%	66,658	6.3%	33,411	4.0%	27,479	4.0%
Demand	41	*	227	*	415	*	627	0.1%	467	0.1%
Revolving Credit	90	*	84	*	75	*	74	*	65	*
Resort	75,363	5.7%	105,215	8.8%	82,794	7.9%	47,674	5.7%	-	0.0%
Total loans	1,310,157	100.0%	1,176,454	100.0%	1,054,426	100.0%	840,041	100.0%	677,740	100.0%
Less:
Allowance for loan losses	(17,533)		(20,734)		(16,316)		(9,952)		(8,124)
Net Deferred loan costs	2,553		2,197		1,885		1,822		1,689
Loans, net	$1,295,177		$1,157,917		$1,039,995		$831,911		$671,305
*  Less than 0.1%
(1)  Construction loans include commercial and residential construction loans and are reported net of undisbursed construction loans of $23.3 million as of December 31, 2011.

Major loan customers:  Our five largest lending relationships are with commercial borrowers with loans totaling $59.9 million or 4.6% of our total loan portfolio outstanding as of December 31, 2011.  Loan commitments totaled $79.7 million for the same period.  These relationships and commitments consist of the following:

1.	$17.0 million relationship with a commercial cruise line operator as part of a participation in a larger credit facility with a large regional bank;

2.	$17.0 million commercial mortgage loan to provide financing for the acquisition and renovation of a 375 room Hotel and Conference Center located in Framingham, MA;

3.	$15.5 million commercial mortgage loan to provide financing for the acquisition and renovation of a retail plaza anchored by a national tenant located in Norwich, Connecticut;

4.
$15.1 million relationship consisting of both real estate developments (to purchase and develop certain commercial and residential real estate consisting in part of the development of an 80 lot residential subdivision in Farmington, Connecticut; ) and commercial lines of credit to support retail store operations (30% of which are participated with a local commercial bank);

5.
$15.1 million relationship consisting of commercial mortgages extended to a well known local real estate developer for the refinancing of a medical office building, construction of single-tenant office building, and to provide bridge financing for the renovation of a 78 unit apartment complex in Bristol, Connecticut.

All of the credit facilities extended to the five largest borrowers as of December 31, 2011 are current and performing in accordance with their respective terms.

Real Estate Loans:

Residential Real Estate Loans: One of our primary lending activities consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Hartford County and surrounding counties in Connecticut. Of the $503.4 million and $453.6 million of residential loans outstanding at December 31, 2011 and 2010, respectively, $295.2 million and $272.3 million are fixed-rate loans, respectively. Generally, residential real estate loans are originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. We usually do not make loans secured by single-family homes with loan-to-value ratios in excess of 95.0% (with the exception of Federal Housing Administration loans which allow for a 96.5% loan-to-value ratio). Fixed-rate mortgage loans generally are originated for terms of 7, 10, 15, 20, 25 and 30 years. Typically, all fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards.

Based on the market environment for our residential mortgage originations we may sell our conforming 10, 15, 20 and 30 year fixed-rate residential mortgage loan production in the secondary market, while retaining the servicing rights. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We originated $95.0 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2011, $40.6 million of which were sold in the secondary market. We originated $71.6 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2010, $35.9 million of which were sold in the secondary market. The loans sold meet secondary market guidelines and are subject to warranty exposure. Such exposure is mitigated by our quality control procedures and the fact that we are selling newly originated loans instead of seasoned loans in the secondary market. As of December 31, 2011, we have not been requested or required to repurchase any sold loans due to inadequate underwriting or documentation deficiencies. We have not and do not intend to originate subprime or alternative A paper (alt A) loans.

We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate that adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after a one, three, four, five, seven or nine-year initial fixed-rate period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6.0%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years. We originated $43.3 million and $59.9 million adjustable rate one-to-four family residential loans for the years ended December 31, 2011 and 2010, respectively.  For the years ended December 31, 2011 and 2010, we purchased $31.2 million and $32.4 in million adjustable rate mortgages, respectively.

Adjustable rate mortgage loans decrease the risks associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential real estate loans, $208.1 million and $181.3 million had adjustable rates of interest at December 31, 2011 and 2010, respectively.  Continued declines in real estate values and the slowdown in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.  Our largest residential mortgage loan had a principal balance of $4.6 million at December 31, 2011, which is performing in accordance with its terms.

Commercial Real Estate Loans: We originate commercial investment real estate loans and loans on owner-occupied properties used for a variety of business purposes, including office buildings, industrial and warehouse facilities and retail facilities. Commercial mortgage loans totaled $408.2 million and $361.8 million, or 31.2% and 30.8% of total loans, at December 31, 2011 and 2010, respectively. Our owner-occupied commercial mortgage loans constitute the largest class of our commercial real estate portfolio.  Owner-occupied commercial real estate loans totaled $130.0 million and $121.4 million, or 31.9% and 33.6%, at December 31, 2011 and 2010, respectively.  Our owner-occupied commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80.0% of the appraised value of the property. Our commercial real estate loans are made with terms of up to 20 years, amortization schedules generally up to 25 years and interest rates that are fixed for a period of time, generally set at a margin above the FHLBB Advance rates. Variable rate options are also available, generally tied to the prime rate as published in the Wall Street Journal, or for qualifying borrowers, tied to LIBOR plus a margin with a swap option. In reaching a credit decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s business cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we also consider the terms and conditions of the leases, the credit quality of the tenants and the borrower’s global cash flow. We typically require that the properties securing our commercial real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long-term debt) of at least 1.20. Environmental reports and current appraisals are required for commercial real estate loans as governed by our written environmental and appraisal policies. Generally, a commercial real estate loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity.

A commercial real estate borrower’s financial information and various credit quality indicators is monitored on an ongoing basis by requiring the submission of periodic financial statement updates and annual tax returns and the periodic review of payment history. In addition, we typically conduct periodic face-to-face meetings with the borrower, as well as property site visits. These requirements also apply to guarantors of commercial real estate loans. Borrowers with loans secured by rental investment property are required to provide an annual report of income and expenses for such property, including a tenant rent roll and copies of leases, as applicable. The largest commercial real estate loan as of December 31, 2011 was $17.0 million of which $10.0 million was outstanding at December 31, 2011, and is performing in accordance with its terms.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Given our level of commercial real estate exposure, our enhanced commercial real estate portfolio risk management program better enables us to evaluate the risk in our portfolio and to implement changes in our lending practices to minimize overall portfolio risk.  As part of this program, the commercial real estate portfolio is subject to concentration limits and market analyses, stress testing, and is subject to monitoring, reporting and underwriting standards.

The following table presents the amounts and percentages of commercial real estate loans held by type as of December 31, 2011 and 2010.

	2011		2010
	Amount	Percent	Amount	Percent
Type of Commercial Real Estate Loans	(Dollars in thousands)
Owner Occupied	$130,011	31.9%	$121,381	33.6%
Retail	89,614	22.0%	76,794	21.2%
Office	75,932	18.6%	69,647	19.2%
Industrial	20,129	4.9%	34,821	9.6%
Multi-Family	34,335	8.4%	21,658	6.0%
Land	7,339	1.8%	9,126	2.5%
Hotel	13,019	3.2%	5,792	1.6%
Other	37,790	9.2%	22,619	6.3%
Total	$408,169	100.0%	$361,838	100.0%

Construction Loans: We offer construction loans, including commercial construction loans and real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction loans outstanding, including commercial and residential, totaled $46.4 million and $46.6 million, or 3.5% and 4.0% of total loans outstanding at December 31, 2011 and 2010, respectively.  At December 31, 2011, the unadvanced portion of these construction loans totaled $23.3 million, as compared to $20.3 million at December 31, 2010.   Our underwriting policies provide that construction loans typically be made in amounts of up to 75.0% of the appraised value of the property. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of the cost or appraised value of the improvements, whichever is less, and each project is physically inspected prior to each advance either by a loan officer or an engineer approved by us. We typically limit the number of speculative units financed by a customer, with the majority of construction advances supported by purchase contracts.

We also originate construction loans to individuals and contractors for the construction and acquisition of personal residences.  Residential construction loans outstanding totaled $6.0 million and $6.2 million at December 31, 2011 and 2010, respectively. The unadvanced portion of these construction loans totaled $1.9 million and $2.3 million at December 31, 2011 and 2010, respectively. Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner-occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80.0%. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the actual cost (including interest) of construction and other assumptions. If the estimate of construction cost is too low, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is too high, we may be confronted with a project, when completed, with a value that is insufficient to assure full payment. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. In addition, construction subdivision loans and commercial and residential construction loans to contractors and developers entail additional risks as compared to single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. A continued economic downturn could have an additional adverse impact on the value of the properties securing construction loans and on our borrowers’ ability to sell their units for the amounts necessary to complete their projects and repay their loans.

The following table presents the amounts and percentages of construction loans held by type as of December 31, 2011 and 2010.

	2011		2010
	Amount	Percent	Amount	Percent
Type of Construction Loans	(Dollars in thousands)
Residential	$6,002	12.9%	$6,217	13.3%
Office	2,830	6.1%	6,412	13.8%
Retail	15,482	33.4%	5,531	11.9%
Industrial	-	0.0%	1,663	3.6%
Subdivision	12,691	27.4%	14,995	32.2%
Condo	1,463	3.2%	1,575	3.4%
Subdivision speculative	3,892	8.4%	4,634	9.9%
Contract	2,406	5.2%	535	1.1%
Multi-family	86	0.2%	600	1.3%
Commercial owner-occupied	1,529	3.2%	4,461	9.5%
Total	$46,381	100.0%	$46,623	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of our construction and development loans provide for the use of interest reserves, and based upon our knowledge of general industry practices, we believe that our practices related to such interest reserves are appropriate and adequate. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly we typically fund the majority of the construction period interest through loan advances. As of December 31, 2011, we are committed to advance construction period interest totaling approximately $1.1 million on construction and development loans. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2011 was approximately $31.2 million, of which $26.3 million was outstanding at December 31, 2011 and $4.9 million remained to be advanced.

As of December 31, 2011, the largest commercial construction lending relationship with a single borrower totaled $15.5 million of which $11.0 million is outstanding at December 31, 2011 and is current and performing according to its terms.

Commercial Loans:

Our approach to commercial lending is centered in relationship banking. While our primary focus is to extend financing to meet the needs of creditworthy borrowers, we also endeavor to provide a comprehensive solution for all of a business’s banking needs including depository, cash management and investment needs. The commercial business loan portfolio is comprised of both middle market companies and small businesses located primarily in Connecticut. Market segments represented include manufacturers, distributors, service businesses, financial services, healthcare providers, not-for-profits and professional service companies. Typically, our middle market lending group seeks relationships with companies that have borrowing needs in excess of $500,000, while our small business lending group supports companies with borrowing needs of $500,000 or less.

We had $154.3 million and $112.5 million in commercial loans at December 31, 2011 and 2010, respectively. Of the loans in our commercial loan portfolio, $19.6 million and $11.3 million were guaranteed by either the Small Business Administration, the Connecticut Development Authority or the United States Department of Agriculture at December 31, 2011 and 2010, respectively. Total commercial business loans amounted to 11.8% and 9.6% of total loans at December 31, 2011 and 2010, respectively.

Commercial business lending products generally include term loans, revolving lines of credit for working capital needs, equipment lines of credit to facilitate the purchase of equipment and letters of credit.  Commercial business loans are made with either adjustable or fixed-rates of interest. Variable rates are tied to either the prime rate, as published in  The Wall Street Journal  or LIBOR   plus a margin. The interest rates of fixed-rate commercial business loans are typically set at a margin above the FHLBB Advance rates. Interest rate swaps are offered to qualified borrowers to effect a fixed-rate equivalent for the borrower and allows us to effectively hedge against interest rate risk on large, long-term loans.

When making commercial business loans, we consider the character and capabilities of the borrower’s management, the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the historical and projected cash flows of the business, the value and composition of the collateral and the financial strength and commitment of the guarantors, if any. Commercial loans are generally secured by a variety of collateral, including accounts receivable, inventory and equipment, and supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically advanced at a discount to the value of the loan’s collateral. We do not typically make unsecured commercial business loans greater than $100,000. As of December 31, 2011 and 2010, unsecured commercial loans totaled $290,000 and $776,000, respectively, or less than 1.0% of total loans outstanding. Generally, a commercial loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity.

Commercial loans generally have greater credit risk than residential real estate loans. Unlike residential mortgage loans, which largely are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of a commercial business loan depends substantially on the success of the business itself. Further, any collateral securing the loan may depreciate over time, be difficult to appraise and fluctuate in value. We seek to minimize these risks through our underwriting standards.

In an effort to both attract more sophisticated borrowers as well as to hedge our interest rate risk associated with long-term commercial loans, we offer interest rate swaps via our correspondent banking partner, PNC Bank. Interest rate swaps are primarily used to exchange a floating rate payment stream into a fixed-rate payment stream. The variable rates on swaps will change as market interest rates change. We will enter into swap transactions solely to limit our interest rate risk and effectively “fix” the rate for appropriate customer borrowings. We do not engage in any speculative swap transactions. Generally, swap options are offered to “pass” rated borrowers requesting long-term commercial loans or commercial mortgages in amounts of at least $1.0 million. We have established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as well as identifies internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts, and limits to single dealer counterparties). Our interest rate swap derivatives are primarily collateralized by cash. As of December 31, 2011, we have 28 mirrored swap transactions with a total current notional amount of $83.9 million.  The fair value of the interest rate swap derivative asset and liability is $6.8 million at December 31, 2011.

Our small business customers typically generate annual revenues from their businesses of up to $2.5 million and have borrowing needs of up to $500,000. We deliver and promote the delivery of small business loan products to our existing and prospective customer base by leveraging our retail branch network, including our branch managers, supplemented by a team of dedicated business development officers. Our branch managers and business development officers are fully trained to assist small business owners through the entire loan process from application to closing. We offer a streamlined process for our customers by utilizing a credit scoring system as a key part of our underwriting process, along with a standardized loan documentation package. This results in our ability to deliver quick answers to questions along with cost effective loan closings to our small business customers. As a designated Small Business Administration preferred lender, we are also able to offer flexible financing terms to those borrowers who otherwise would not qualify under our traditional underwriting standards. The Small Business Administration program is a cornerstone of our small business loan program. Based on the SBA 2011 fiscal year, we were ranked 2nd out of 65 small business lenders in CT as measured by number of loans, originating 46 loans totaling $8.8 million.  We also were awarded the “SBA Emerging Lender of the Year” award for fiscal year 2010, having originated 22 Small Business Administration loans totaling $5.0 million in 2010. As of December 31, 2011, our entire small business loan portfolio totaled $39.5 million or 3.0% of total outstanding loans, with an additional $3.4 million in unfunded loan commitments and an average loan size of approximately $101,000.

As of December 31, 2011, our largest commercial business loan commitment totaled $13.0 million with $6.2 million advanced as of that date, which was performing according to its terms. In addition to the commercial business loans discussed above, we had $9.9 million in letter of credit commitments as of December 31, 2011 and 2010.

Resort Loans:

Our resort loans totaled $75.4 million and $105.2 million, or 5.7% and 8.8% of total loans at December 31, 2011 and 2010, respectively.  At December 31, 2011, the unadvanced amounts of outstanding commitments in our resort loans totaled $5.0 million.

During 2010, we decided to gradually exit this line of lending to focus on our other commercial lending lines of business while continuing to hold the outstanding loans and honoring any advances requested relating to the unadvanced loan commitments.  As of December 31, 2011 all of the resort loans are performing according to their terms.

Home equity line of credit:

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences.  Home equity loans and equity lines of credit totaled $109.8 million and $81.8 million, or 8.4% and 7.0% of total loans at December 31, 2011 and 2010, respectively. At December 31, 2011, the unadvanced amount of home equity lines of credit totaled $106.4 million, as compared to $80.4 million at December 31, 2010.

The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the borrower’s credit history, an assessment of the borrower’s ability to meet existing obligations and future payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed-rates of interest and with terms of up to 15 years. The loan-to-value ratio for our home equity loans and our lines of credit, including any first mortgage, is generally limited to no more than 80.0%. Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18.0% per annum.

Installment, Demand, Collateral and Revolving Credit Loans: We offer various types of consumer loans, including installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. Installment, demand, collateral and revolving credit loans totaled $12.8 million and $14.8 million, or 1.0% and 1.3% of our total loan portfolio at December 31, 2011 and 2010, respectively.  While the asset quality of these portfolios is currently good, there is increased risk associated with consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

Origination, Purchasing and Servicing of Loans:

Prior to 2010, we retained most of our residential mortgage originations in our portfolio. In 2010, however, in order to reduce our exposure to rising interest rates, we began to sell fixed-rate conforming loans into the secondary market while retaining the servicing for these loans and continued this strategy throughout 2011. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

Many of the loans sold into the secondary market have been sold to the Federal Home Loan Bank. We are also an approved seller and servicer of both the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. All adjustable rate mortgages are currently being held in our residential portfolio. We also originate Federal Housing Administration loans through our “full-eagle” designation with the U.S. Department of Housing and Urban Development.

We were servicing residential real estate loans sold in the amount of $77.6 million and $52.9 million at December 31, 2011 and 2010, respectively.  We anticipate our servicing assets will continue to grow as we expect to sell a portion of our fixed-rate conforming loan production into the secondary market.

We also purchase one-to-four family residential mortgage loans, the majority of which have historically been adjustable rate, from approved mortgage banking firms licensed with the Connecticut Department of Banking. These local mortgage bankers are not employed by us and sell their loans based on competitive pricing. We purchased $31.2 million and $32.4 million in adjustable rate loans from these firms during the years ended December 31, 2011 and 2010, respectively. The loans are underwritten to the same credit specifications as our internally originated loans.  We do not, however, participate in the purchase of credit impaired loans.  We expect to continue to purchase primarily adjustable rate loans from approved mortgage banking firms so long as pricing and purchase opportunities remain favorable.

From time to time we enter into participations with other regional lenders in commercial real estate and commercial business loan transactions. We participate in transactions (purchase a share of the loan commitment), as well as sell portions of transactions that we originate. As of December 31, 2011 and 2010, our loan portfolio included $78.2 million and $70.9 million, respectively, in loans in which we purchased a participation share, and $54.3 million and $56.8 million, respectively, in loans participated to other institutions.

Loan Portfolio Maturities and Yields:

The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2011.  Demand loans, loans having no stated repayment schedule or maturity are reported as being due in one year or less.  Weighted average rates are computed based on the rate of the loan at December 31, 2011.

	Loans Maturing During the Years Ending December 31,
	2012		2013 to 2016		2017 and beyond		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Real Estate Loans:	(Dollars in Thousands)
Residential	$6	6.60%	$2,146	5.17%	$501,209	4.39%	$503,361	4.39%
Commercial	30,198	4.32%	38,417	4.09%	339,554	4.99%	408,169	4.85%
Construction	31,558	4.11%	14,823	3.17%	-	-	46,381	3.81%
Installment	509	5.48%	2,382	6.12%	7,442	6.30%	10,333	6.21%
Commercial	20,503	4.28%	69,243	4.05%	64,554	4.63%	154,300	4.32%
Collateral	-	-	-	-	2,348	2.72%	2,348	2.72%
Home equity line of credit	959	2.69%	16,541	3.06%	92,271	2.89%	109,771	2.91%
Demand	41	7.60%	-	-	-	-	41	7.60%
Revolving Credit	90	15.86%	-	-	-	-	90	15.86%
Resort	-	-	61,198	5.63%	14,165	5.63%	75,363	5.63%
Total	$83,864	4.23%	$204,750	4.42%	$1,021,543	4.50%	$1,310,157	4.47%

The following table sets forth the scheduled maturities of fixed-rate and adjustable rate loans at December 31, 2011 that are contractually due after December 31, 2012:

	Fixed	Adjustable	Total
Real Estate Loans:	(Dollars in Thousands)
Residential	$295,224	$208,131	$503,355
Commercial	64,514	313,457	377,971
Construction	327	14,496	14,823
Installment	9,824	-	9,824
Commercial	45,683	88,114	133,797
Collateral	47	2,301	2,348
Home equity line of credit	937	107,875	108,812
Demand	-	-	-
Revolving Credit	-	-	-
Resort	2,624	72,739	75,363
Total	$419,180	$807,113	$1,226,293

Loan Approval Procedures and Authority:

Our lending activities follow written, non-discriminatory and regulatory compliant underwriting standards and loan origination procedures established by our board of directors and documented in our loan policy. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan, if applicable. To assess a business borrower’s ability to repay, we review and analyze, among other factors: the borrower’s historical, current, and projected financial performance; its ability to repay the proposed loan(s); the value of the assets offered as collateral; the ability of management to lead the borrower through the current economic cycle; and the financial strength and commitment of the personal or corporate guarantors, if any. To assess an individual borrower’s ability to repay, we review their employment and credit history and information on their historical and projected income and expenses, as well as the adequacy of the collateral.

Our policies and loan approval limits are established by our board of directors. Our board has delegated its authority to grant loans in varying amounts to the board of directors’ loan committee, which is currently comprised of all board members. The board loan committee is charged with general oversight of our credit extension functions and has designated the responsibility for the approval of loans, depending on risk rating and size (generally under $3.5 million) to our management loan committee.  In general, loan requests above $3.5 million are required to be approved by the board’s loan committee. Our management loan committee, in turn, has the right to delegate approval authority with respect to such loans to individual lenders as deemed appropriate.

Review of Credit Quality:

At the time of loan origination, a risk rating based on a nine point grading system is assigned to each commercial-related loan based on the loan officer’s and management’s assessment of the risk associated with each particular loan. This risk assessment is based on an in depth analysis of a variety of factors. More complex loans and larger commitments require that our internal Credit Risk Management Department further evaluate the risk rating of the individual loan or relationship, with our Credit Risk Management Department having final determination of the appropriate risk rating. These more complex loans and relationships receive ongoing periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. Our risk rating system is designed to be a dynamic system and we grade loans on a “real time” basis. Over the course of the past three years, considerable emphasis has been placed on risk rating accuracy, risk rating justification, and risk rating triggers. Our risk rating process has been enhanced with our recent implementation of industry-based risk rating “cards.” The cards are used by our loan officers and promote risk rating accuracy and consistency on an institution-wide basis. Most loans are reviewed annually as part of a comprehensive portfolio review conducted by management and/or by our independent loan review firm. More frequent reviews of loans rated low pass, watch, substandard and doubtful are conducted by our Credit Risk Management Department. We utilize an independent loan review consulting firm to affirm our rating accuracy and opine on the overall credit quality of our loan portfolio. The consulting firm conducts two loan reviews per year aiming at a 65.0% or higher commercial portfolio penetration. Summary findings of all loan reviews performed by the outside consulting firm are reported to our board of directors and senior management upon completion.

Our board of directors and senior management receive monthly reporting on credit trends in the commercial, residential and consumer portfolios (delinquencies, non-performing loans, risk rating migration, charge-off requests, etc.), as well as an update on any significant or developing troubled assets. In early 2010, we introduced risk management “dashboards” to assist in our ongoing portfolio monitoring and credit risk management reporting.  The dashboards provide detailed analysis of portfolio and industry concentrations, as well as a variety of asset quality trends within industry and loan product types, and are presented to the board of directors on a monthly basis. This reporting system also performs various credit administration tracking functions and credit grade migration analysis. During 2011, we implemented the next phase of this system which allows for an enhanced level of stress testing of the portfolios utilizing a multiple of variables.

In addition to the monthly dashboards, on a periodic basis our board of directors and senior management receive reports on various “highly monitored” industries and portfolios, such as investment commercial real estate, “for-sale” real estate (i.e. subdivision and condominium lending) and resort lending.

This comprehensive portfolio monitoring process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan portfolio segment, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality.

Non-performing and Problem Assets:

Our senior management places considerable emphasis on the early identification of problem assets, problem-resolution and minimizing loss exposure. Delinquency notices are mailed monthly to all delinquent borrowers when they have exceeded their payment grace period, advising them of the amount of their delinquency. A loan is considered delinquent when the customer does not make their payments due according to their contractual terms.  Residential and consumer lending borrowers are typically given 30 days to pay the delinquent payments.  Generally, if a residential or   consumer lending borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are initiated. We may consider forbearance or a loan restructuring in certain circumstances where a temporary loss of income is the primary cause of the delinquency, and if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes. Problem or delinquent borrowers in our commercial real estate, commercial business and timeshare portfolios are handled on a case-by-case basis, typically by our special assets department. Appropriate problem-resolution and workout strategies are formulated based on the specific facts and circumstances.

All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become 90 days or more delinquent. Commercial real estate, commercial business and resort loans are evaluated for non-accrual status on a case-by-case basis, but are typically placed on a non-accrual status when they become 90 days or more delinquent. In certain cases, if a loan is less than 90 days delinquent but the borrower is experiencing financial difficulties, such loan may be placed on non-accrual status if we determine that collection of the loan in full is not probable. When loans are placed on non-accrual status, unpaid accrued interest is reversed and further income is recognized only to the extent received.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with contractual terms involving payment of cash or cash equivalents. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. If a residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort loan is on non-accrual status or is considered to be impaired, cash payments are applied first to interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful.

Classified Assets: Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by either the current net worth or the paying capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition to the classifications discussed above, consistent with ASC 310-10-35, assets are classified as impaired when it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.

The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets. For example, at December 31, 2011, 93.3% of commercial real estate, construction real estate, commercial business and resort loans rated substandard were on accrual status and current as to payments. Our classified assets include loans identified as “substandard”, “doubtful” or “loss”.  Substandard assets consisted of $67.0 million and $81.7 million of our total loan portfolio at December 31, 2011 and 2010, respectively. We had no assets classified as “doubtful” or “loss” at December 31, 2011 and 2010.

On a quarterly basis, our loan policy requires that we evaluate for impairment all commercial real estate, construction and commercial loans that are classified as non-accrual, secured by real property in foreclosure or are otherwise likely to be impaired, residential non-accruing loans greater than $100,000 and all troubled debt restructurings. We have determined that $41.0 million and $31.0 million of impaired loans existed at December 31, 2011 and 2010, respectively. Based upon our analysis, only $18.7 million and $15.6 million of impaired loans required an allowance of $2.2 million and $5.5 million to be established as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, $26.0 million and $50.7 million, respectively, were included on the classified loan list and were not considered impaired.

Loan Delinquencies: The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total

	Number	Amount	Number	Amount	Number	Amount
At December 31, 2011	(Dollars in thousands)
Real estate
Residential	4	$730	17	$7,926	21	$8,656
Commercial	-	-	9	2,934	9	2,934
Construction	-	-	2	484	2	484
Installment	1	78	2	63	3	141
Commercial	-	-	8	802	8	802
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	6	1,555	6	1,555
Demand	-	-	1	25	1	25
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	5	$808	45	$13,789	50	$14,597
At December 31, 2010
Real estate
Residential	6	$4,624	10	$4,128	16	$8,752
Commercial	2	793	6	3,160	8	3,953
Construction	-	-	2	897	2	897
Installment	-	-	5	98	5	98
Commercial	-	-	10	761	10	761
Collateral	-	-	-	-	-	-
Home equity line of credit	1	24	5	1,843	6	1,867
Demand	-	-	1	25	1	25
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	9	$5,441	39	$10,912	48	$16,353
At December 31, 2009
Real estate
Residential	6	$1,919	9	$5,429	15	$7,348
Commercial	3	1,176	5	5,131	8	6,307
Construction	-	-	2	1,074	2	1,074
Installment	1	5	4	87	5	92
Commercial	1	300	8	707	9	1,007
Collateral	-	-	-	-	-	-
Home equity line of credit	2	38	2	1,079	4	1,117
Demand	-	-	1	25	1	25
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	13	$3,438	31	$13,532	44	$16,970

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Once a loan is 90 days delinquent or either the borrower or the loan collateral experiences an event that makes full collectability of the loan improbable, the loan is placed on “non-accrual” status. Our policy requires at least six months of continuous payments in order for the loan to be removed from non-accrual status.

	At December 31,
	2011	2010	2009	2008	2007
Non-performing loans:	(Dollars in thousands)
Real estate loans
Residential	$9,224	$5,209	$6,441	$3,049	$2,236
Commercial	2,934	3,693	5,316	1,468	136
Construction	484	898	1,074	1,319	-
Installment	209	124	88	108	59
Commercial	956	862	823	88	216
Collateral	-	-	-	-	-
Home equity line of credit	1,669	2,031	1,079	80	-
Demand	25	25	25	3	-
Revolving Credit	-	-	-	-	-
Resort	-	4,880	-	-	-
Total non-performing loans	15,501	17,722	14,846	6,115	2,647
Loans 90 days past due and still accruing	-	-	-	-	-
Other real estate owned	302	238	422	-	-
Total nonperforming assets	$15,803	$17,960	$15,268	$6,115	$2,647

Total non-performing loans to total loans	1.18%	1.51%	1.41%	0.73%	0.39%
Total non-performing assets to total assets	0.98%	1.27%	1.22%	0.56%	0.28%

The amount of income that was contractually due but not recognized on non-accrual loans totaled $484,000 for the year ended December 31, 2011.

Troubled debt restructurings: The following table presents information on loans whose terms had been modified in a troubled debt restructuring:

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Restructured loans on accrual status	$23,515	$16,925	$5,417	$-	$-
Restructured loans on non-accrual status	7,809	10,068	3,515	-	-
Total restructured loans	$31,324	$26,993	$8,932	$-	$-

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

At December 31, 2011, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At December 31, 2011 and 2010, the allowance for loan losses included specific reserves of $2.0 million and $5.5 million related to TDRs, respectively. For the years ended December 31, 2011 and 2010, the Bank had charge-offs totaling $6.4 million and $765,000, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds committed to borrowers in TDR status was $1.8 million and $6,000 at December 31, 2011 and 2010, respectively. The Bank in prudent circumstances may provide additional funds committed to borrowers in a TDR status.

Potential Problem Loans: We perform a comprehensive internal analysis of our loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All special mention, substandard and doubtful loans are included on our “watch list” which is updated and reviewed quarterly by our Credit Risk Management Department. In addition, on a quarterly basis, loans rated special mention, substandard or doubtful are formally presented to and reviewed by management to assess the level of risk, ensure the risk ratings are appropriate, and ensure appropriate actions are being taken to minimize potential loss exposure. The review cycle is determined based on the risk rating and level of overall credit exposure. This quarterly review is performed by the Chief Risk Officer and members of the Credit Risk Management and Special Assets Departments. Loans identified as being “loss” are normally fully charged off. Loans risk rated substandard or more severe are generally transferred to the Special Assets Department, although it is not uncommon for commercial lenders to manage stable or improving substandard loans with significant oversight from the special assets department. We do not use interest reserves to keep problem loans current. Interest reserves are only used for construction loans during the construction phase of the loan.

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

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – Residential real estate loans are generally originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. The Company does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Typically, all fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, may have an effect on the credit quality in this segment. Management generally obtains rent rolls and other financial information, as appropriate on an annual basis and continually monitors the cash flows of these loans.

Construction loans – Loans in this segment include commercial construction loans, real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. In addition, construction subdivision loans and commercial and residential construction loans to contractors and developers entail additional risks as compared to single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. Real estate subdivision development loans to developers, licensed contractors and builders for the construction are generally speculative real estate development loans for which payment is derived from sale of the property. Credit risk may be affected by cost overruns, time to sell at an adequate price, and market conditions. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Residential construction credit quality may be impacted by the overall health of the economy, including unemployment rates and housing prices.

Installment, Collateral, Demand and Revolving Credit – Loans in these segments include installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. Excluding collateral loans which are fully collateralized by a deposit account, repayment for loans in these segments are dependent on the credit quality of the individual borrower.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Home equity line of credit – Loans in this segment include home equity loans and lines of credit underwritten with a loan-to-value ratio generally limited to no more than 80%, including any first mortgage. Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

Resort – Loans in this segment include direct receivable and inventory loans, loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. The Company currently owns a limited amount of inventory loans. Receivable loans, which account for 94% of the resort portfolio at December 31, 2011, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

Allocated component: The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate, construction, commercial and resort loans by the present value of expected cash flows discounted at the effective interest rate; the fair value of the collateral, if applicable; or the observable market price for the loan.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement or they are nonaccrual loans with outstanding balances of $100,000 or more.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Management updates the analysis quarterly. The assumptions used in appraisals are reviewed for appropriateness. Updated appraisals or valuations are obtained as needed or adjusted to reflect the estimated decline in the fair value based upon current market conditions for comparable properties.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

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

Based on the quantitative and qualitative assessment of the loan portfolio segments and in thorough consideration of the characteristics, risk and credit quality indicators, a detailed review of classified, non-performing and impaired loans, management believes that the allowance for loan losses properly estimated the inherent probable credit loss that exists in the loan portfolio as of the balance sheet date. This analysis process is both quantitative and qualitative as it requires management to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Schedule of Allowance for Loan Losses: The following table sets forth activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$20,734	$16,316	$9,952	$8,124	$8,312
Provision for (reversal of) loan losses (1)	4,090	6,694	7,896	2,117	(706)
Charge-offs:
Real estate
Residential	(411)	(1,152)	(134)	(1)	-
Commercial	(1,314)	(1,138)	(284)	(136)	(55)
Construction	-	-	(246)	-	-
Installment	(28)	(3)	(41)	(4)	(1)
Commercial	(517)	(8)	(879)	(161)	(238)
Collateral	-	-	(1)	-	-
Home equity line of credit	(114)	-	-	-	-
Demand	-	(25)	(20)	(20)	(1)
Revolving credit	(59)	(32)	(34)	(32)	(28)
Resort	(4,880)	-	-	-	-
Total charge-offs	(7,323)	(2,358)	(1,639)	(354)	(323)

Recoveries:
Real estate
Residential	-	-	-	-	-
Commercial	-	48	-	10	794
Construction	-	-	-	-	-
Installment	2	13	2	4	2
Commercial	12	15	91	39	32
Collateral	-	-	1	-	-
Home equity line of credit	-	-	-	-	-
Demand	18	6	-	-	1
Revolving credit	-	-	13	12	12
Resort	-	-	-	-
Total recoveries	32	82	107	65	841

Net (charge-offs) recoveries	(7,291)	(2,276)	(1,532)	(289)	518
Allowance at end of year	$17,533	$20,734	$16,316	$9,952	$8,124

Ratios:
Allowance for loan losses to non-performing
loans at end of year	113.11%	117.00%	109.90%	162.75%	306.91%
Allowance for loan losses to total loans
outstanding at end of year	1.34%	1.76%	1.54%	1.18%	1.20%
Net charge-offs (recoveries) to average loans
outstanding	0.61%	0.21%	0.17%	0.04%	(0.08)%

(1)	The reversal of the provision of loan losses in the year ended December 31, 2007 was a result of decreases in charge-offs and increases in recoveries.

It is our general policy to charge-off or partially charge-off any loan when it becomes evident that its collectability is highly unlikely, or our internal loan rating dictates a charge-off, either full or partial.  We take a charge-off when it is determined that there is a confirmed loss.  Our charge-off policy has remained consistent over the past three years and has not undergone any material revisions.

In making a determination on whether collection of a loan is unlikely, a number of criteria are considered including, but not limited to: the borrower’s financial condition; the borrower’s historical, current, and pro-forma debt service ability; an updated collateral valuation and / or impairment test; and the borrower’s and /or guarantor’s willingness and demonstrated ability to continue to support the credit (inclusive of a global cash flow analysis, if warranted).

With respect to reserves, all impaired loans are reviewed to determine if a valuation should be established based on one of three measurement tests: (1) the present value of expected cash flows discounted at the effective interest rate; (2) the fair value of the collateral, if applicable; or (3) the observable market price for the loan.  If we determine that an impairment amount exists, we will establish a valuation allowance (i.e. specific reserve) for the loan.  A charge-off is promptly recorded when an updated appraisal for a collateral dependent loans indicates a fair value in excess of its recorded investment and the excess is identified as uncollectable.  Updated appraisals are obtained as needed or adjusted to reflect the estimated decline in the fair value based upon current market conditions for comparable properties.  All other loans, including individually evaluated loans determined not to be impaired, are included in a group of loans that is collectively evaluated for impairment.  We categorize our loan portfolio into separate loan portfolio segment with similar risk characteristics.  In estimating credit losses, we consider historical loss experience on each loan portfolio segment, adjusted for changes in trends, conditions, and other relevant factors that may affect repayment of the loans as of the evaluation date.  Any partial charge-offs on our non-performing or impaired loans cause a reduction in our coverage ratio for our allowance for loan losses and other credit loss statistics.

As of December 31, 2011, we had impaired loans of $22.3 million with no valuation or partial charge-offs recorded.  As described above, if a loan is determined to be impaired, we will evaluate the amount of reserves for such loans based on the present value of expected cash flows discounted at the effective interest rate, the fair value of the collateral, if applicable, or the observable market price for the loan.  If we determine that an impairment amount exists, we will establish a valuation allowance for the loan.  If no impairment amount exists based on these tests, then no allowance for loan loss is required on that loan.  If an impairment is shown to exist, we establish an allowance for loan loss for the amount that the recorded investment or book value, in the loan exceeds the measure of the impaired loan.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value can be identified as uncollectible and is, therefore, deemed a confirmed loss which is charged-off against our allowance for loan losses.

Allocation of Allowance for Loan Losses: The following table sets forth the allowance for loan losses allocated by loan portfolio segment, the percentage of allowance in each category to total allowance, and the percentage of loans in each portfolio segment to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2011			2010
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate
Residential	$2,874	16.4%	38.4%	$3,056	14.7%	38.6%
Commercial	8,755	49.9%	31.2%	7,726	37.3%	30.8%
Construction	590	3.4%	3.5%	524	2.5%	4.0%
Installment	92	0.5%	0.8%	115	0.6%	1.1%
Commercial	2,140	12.2%	11.8%	1,564	7.5%	9.6%
Collateral	-	0.0%	0.2%	-	-	0.1%
Home equity line of credit	1,295	7.4%	8.4%	558	2.7%	7.0%
Demand	-	-	*	3	*	*
Revolving credit	-	-	*	-	-	*
Resort	1,787	10.2%	5.7%	7,188	34.7%	8.8%
Unallocated allowance	-	-	n/a	-	-	n/a
Total	$17,533	100.0%	100.0%	$20,734	100.0%	100.0%

	At December 31,
	2009			2008			2007
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
				(Dollars in thousands)
Real estate
Residential	$2,138	13.1%	42.4%	$1,068	10.7%	45.9%	$1,018	12.5%	47.2%
Commercial	6,890	42.2%	25.2%	3,118	31.3%	24.0%	3,475	42.8%	25.0%
Construction	1,538	9.4%	6.5%	1,319	13.3%	7.1%	315	3.9%	7.1%
Installment	124	0.8%	1.6%	433	4.4%	2.6%	16	0.2%	3.5%
Commercial	2,828	17.3%	9.9%	2,749	27.6%	10.4%	2,632	32.4%	12.8%
Collateral	-	-	0.2%	-	-	0.2%	-	-	0.3%
Home equity line of credit	487	3.0%	6.3%	-	-	4.0%	652	8.0%	4.0%
Demand	1	*	*	-	-	0.1%	-	-	0.1%
Revolving credit	-	-	*	-	-	*	-	-	*
Resort	2,310	14.2%	7.9%	334	3.4%	5.7%	-	-	*
Unallocated allowance	-	-	n/a	931	9.3%	n/a	16	0.2%	n/a
Total	$16,316	100.0%	100.0%	$9,952	100.0%	100.0%	$8,124	100.0%	100.0%

 *  Less than 0.1%

Investment Activities

   Our Chief Financial Officer is responsible for implementing our investment policy. The investment policy is reviewed at least annually by management and our board of directors and any changes to the policy are subject to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated by the board of directors to our Chairman, President and Chief Executive Officer and our Chief Financial Officer. While general investment strategies are developed and authorized by our Chief Financial Officer, the execution of specific actions rests with both our Chairman, President and Chief Executive Officer and the Chief Financial Officer, who may act jointly or severally. The Chief Financial Officer is responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.

    Our investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its credit quality and fit within our overall asset/liability management objectives, its effect on our risk-based capital and the overall prospects for yield and/or appreciation.

   Our investment portfolio, excluding FHLBB stock, totaled $138.4 million and $166.7 million at December 31, 2011 and 2010, respectively, and consisted primarily of United States government and agency securities, including debt and mortgage-backed securities, securities issued and guaranteed by Government Sponsored Enterprises (GSE’s), municipal and other bonds, mutual funds and equity securities, including trust preferred equity securities.

   Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved at least annually. Our board of directors reviews the status of our investment portfolio on a semi-annual basis.

   Investment Securities Portfolio: The following table sets forth the carrying values of our available-for-sale and held-to-maturity securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations	$80,999	$80,999	$112,973	$112,975	$-	$-
U.S. Government agency obligations	27,003	27,006	11,004	11,080	5,004	5,020
Government sponsored residential mortgage-backed securities	19,254	20,545	30,516	32,294	102,012	106,231
Corporate debt securities	1,000	1,175	1,000	1,052	1,500	1,513
Trust preferred debt securities	42	42	44	44	67	90
Preferred equity securities	2,100	1,573	2,110	1,860	2,132	1,989
Marketable equity securities	348	366	398	406	1,479	1,419
Mutual funds	3,439	3,464	3,280	3,297	5,065	5,088
Total available-for-sale	$134,185	$135,170	$161,325	$163,008	$117,259	$121,350

Held-to-Maturity:
Government sponsored residential mortgage-backed securities	$7	$7	$9	$9	$10	$11
Municipal debt securities	209	209	663	663	-	-
Trust preferred debt securities	3,000	3,000	3,000	3,000	3,000	3,000
Total held-to-maturity	$3,216	$3,216	$3,672	$3,672	$3,010	$3,011

During the years ended December 31, 2011 and 2010, we recorded no other-than-temporary impairment charges.  During the year ended December 31, 2009, we recorded an other-than-temporary impairment charge of $160,000 on a trust preferred debt security.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, most securities purchased were classified available-for-sale at December 31, 2011 and 2010.

U.S. Treasury and U.S. Government Agency Obligations: At December 31, 2011 and 2010, our U.S. Treasury and U.S. Government agency obligations portfolio totaled $108.0 million and $124.1 million, respectively, all of which were classified as available-for-sale. There were no structured notes or derivatives in the portfolio.

Government Sponsored Residential Mortgage-Backed Securities: We purchase mortgage-backed securities insured or guaranteed by U.S. Government agencies and government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae. We do not own any “private label” mortgage backed securities. We invest in mortgage-backed securities to achieve a positive interest rate spread with minimal administrative expense and lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae.

Government sponsored mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. These mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as us and guarantee the payment of principal and interest to investors. Government sponsored residential mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees, mortgage servicing and credit enhancements. However, these mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our borrowing obligations.

At December 31, 2011, the carrying value of Government sponsored residential mortgage-backed securities totaled $20.5 million or 1.3% of assets, and 1.4% of interest earning assets, $20.5 million of which were classified as available-for-sale and $7,000 of which were classified as held-to-maturity, compared to the carrying value of mortgage-backed securities at December 31, 2010 which totaled $32.3 million or 2.3% of assets, and 2.4% of interest-earning assets, $32.3 million of which were classified as available-for-sale and $9,000 of which were classified as held-to-maturity.  The available-for-sale mortgage-backed securities portfolio had a book yield of 4.85% at December 31, 2011, compared to a book yield of 4.66% at December 31, 2010 and the held-to-maturity mortgage-backed securities portfolio had a book yield of 11.5% at December 31, 2011 and 2010.  The estimated fair value of our mortgage-backed securities at December 31, 2011 was $20.5 million, which is $1.3 million more than the amortized cost of $19.2 million and at December 31, 2010 $32.3 million, which is $1.8 million more than the amortized cost of $30.5 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Our investment portfolio contained no Government sponsored residential mortgage-backed securities collateralized by “subprime” loans for the years ended December 31, 2011 and 2010. Although we do not have a direct exposure to subprime related assets, the value and related income of our mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can have a negative impact upon the valuation of certain securities held by us.

Corporate Debt Securities: At December 31, 2011 and 2010, the fair value of our corporate bond portfolio totaled $1.2 million and $1.1 million, respectively, all of which was classified as available-for-sale. The corporate bond portfolio was fixed rate earning a book yield of 5.38% at December 31, 2011 and 2010.  Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Trust Preferred Debt Securities: At December 31, 2011 and 2010, the carrying value of our trust preferred debt securities totaled $3.0 million, of which $3.0 million was classified as held-to-maturity and $42,000 and $44,000, respectively, was classified as available-for-sale.

Municipal Debt Securities: These securities consist primarily of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our investment policy requires that such state agency or municipal obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2011 and 2010, our state agency and municipal obligations portfolio totaled $209,000 and $663,000, respectively, and are classified as held-to-maturity.

Marketable Equity Securities and Mutual Funds: We currently maintain a diversified equity securities and mutual funds portfolio. At December 31, 2011 and 2010, the fair value of our marketable equity securities portfolio totaled $366,000 and $406,000, respectively. Our marketable equity securities represented less than one percent of total assets at December 31, 2011 and 2010 and were classified as available-for-sale.  At December 31, 2011 and 2010, the mutual funds portfolio totaled $3.5 million and $3.3 million, respectively. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investment policy provides that the total equity portfolio cannot exceed 50% of the Tier I capital of Farmington Bank. Investments in equity securities and mutual funds involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Preferred Equity Securities: Our investments in preferred equity securities consist of 80,000 shares of both Goldman Sachs and FHLMC preferred stock and 4,000 shares of Morgan Stanley preferred stock.  The carrying value of our preferred equity securities totaled $1.6 million and $1.9 million at December 31, 2011 and 2010, respectively.

Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2011 and 2010 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
December 31, 2011	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
	(Dollars in thousands)
Available-for-Sale:
U. S. Treasury obligations	$80,999	*	$-	-	$-	-	$-	-	$80,999	*
U.S. Government agency obligations	-	-	27,006	0.68%	-	-	-	-	27,006	0.68%
Government-sponsored residential mortgage-backed securities	80	5.00%	11,614	4.08%	1,101	4.74%	7,750	6.01%	20,545	4.85%
Corporate debt securities	-	-	584	5.36%	591	5.41%	-	-	1,175	5.38%
Trust preferred debt securities	-	-	-	-	-	-	42	*	42	*
Total debt securities available-for-sale	$81,079	0.01%	$39,204	1.76%	$1,692	4.98%	$7,792	6.01%	$129,767	0.96%

Held-to-Maturity:
Mortgage-backed securities	$-	-	$7	11.50%	$-	-	$-	-	$7	11.50%
Municipal debt securities	209	1.60%	-	-	-	-	-	-	209	1.60%
Trust preferred debt securities	-	-	-	-	-	-	3,000	4.73%	3,000	4.73%
Total debt securities held-to-maturity	$209	1.60%	$7	11.50%	$-	-	$3,000	4.73%	$3,216	4.54%

* Less than 0.01%

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
December 31, 2010	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
	(Dollars in thousands)
Available-for-Sale:
U. S. Treasury obligations	$112,975	0.13%	$-	-	$-	-	$-	-	$112,975	1.30%
U.S. Government agency obligations	-	-	11,080	2.06%	-	-	-	-	11,080	2.06%
Government-sponsored residential mortgage-backed securities	-	-	19,322	4.04%	3,161	4.65%	9,811	5.89%	32,294	4.66%
Corporate debt securities	-	-	-	-	1,052	5.38%	-	-	1,052	5.38%
Trust preferred debt securities	-	-	-	-			44	2.13%	44	2.13%
Total debt securities available-for-sale	$112,975	0.13%	$30,402	3.32%	$4,213	4.83%	$9,855	5.87%	$157,445	2.07%

Held-to-Maturity:
Mortgage-backed securities	$-	-	$9	11.50%	$-	-	$-	-	$9	11.50%
Municipal debt securities	663	1.60%	-	-	-	-	-	-	663	1.60%
Trust preferred debt securities	-	-	-	-	-	-	3,000	4.73%	3,000	4.73%
Total debt securities held-to-maturity	$663	1.60%	$9	11.50%	$-	-	$3,000	4.73%	$3,672	4.18%

Sources of Funds

   General: Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, loan prepayments, investment maturities, retained earnings and income on earning assets.

   Deposits: A majority of our depositors are persons who work or reside in Hartford County, Connecticut. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We had no brokered deposits for the years ended December 31, 2011 and 2010; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.  We did not have any borrowings from deposit brokers at December 31, 2011 and 2010.

    Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.

   The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. Expansion of the branch network and the commercial banking division, as well as deposit promotions and disintermediation from investment firms due to increasing uncertainty in the financial markets, has provided us with opportunities to attract new deposit relationships.

   It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2011, $385.9 million or 33.1% of our deposits were time deposits, of which $265.9 million had maturities of one year or less.  At December 31, 2010, $453.7 million or 40.9% of our deposits were time deposits, of which $362.7 million had maturities of one year or less.

   Our government banking group provides deposit services to municipalities throughout Connecticut. Through the efforts of our government banking group, we attracted significant municipal deposits through existing and newly formed relationships. Municipal deposits as of December 31, 2011 and 2010 was $120.2 million or 10.3% and $173.8 million or 15.7% of our total deposits outstanding, respectively. These deposits can be more volatile than other deposits but provide significant liquidity generally at a lower or similar cost to wholesale funds. We limit the related contingent funding risk by limiting the amount of municipal deposits that can be accepted.

    The following table displays a summary of our deposits by account type as of the dates indicated:

	At December 31,
	2011		2010		2009
	Balance	Percent	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Demand deposits	$192,317	16.5%	$150,186	13.5%	$128,884	13.0%
NOW accounts	189,577	16.3%	217,151	19.6%	151,770	15.2%
Money markets	247,693	21.3%	158,232	11.6%	146,906	14.8%
Savings accounts	149,386	12.8%	129,122	14.4%	119,491	12.0%
Club accounts	153	-	137	-	130	-
Total non-time deposit accounts	779,126	66.9%	654,828	59.1%	547,181	55.0%
Time deposits	385,874	33.1%	453,677	40.9%	446,705	45.0%
Total deposits	$1,165,000	100.0%	$1,108,505	100.0%	$993,886	100.0%

   The following table displays the distribution of average deposit accounts by account type with the average rates paid at the dates indicated:

	At December 31,
	2011			2010			2009
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
	(Dollars in thousands)
Non interest bearing deposit	$176,459	$-	-	$134,924	$-	-	$114,060	$-	-
NOW accounts	252,381	632	0.25%	272,652	1,087	0.40%	105,409	449	0.43%
Money markets	208,985	1,993	0.95%	153,696	1,282	0.83%	130,976	2,009	1.53%
Savings accounts	149,598	334	0.22%	132,677	341	0.26%	119,133	302	0.25%
Time deposits	419,084	4,706	1.12%	430,934	5,619	1.30%	471,452	10,766	2.28%
Total interest bearing deposit	1,030,048	$7,665	0.74%	989,959	$8,329	0.84%	826,970	$13,526	1.64%
Total deposits	$1,206,507			$1,124,883			$941,030

   The following table displays information concerning time deposits by interest rate ranges at the dates indicated:

	At December 31, 2011
	Period to Maturity						Total at December 31,
	Less Than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	2010	2009
	(Dollars in thousands)
Interest Rate Range:
1.00% and below	$219,303	$10,783	$325	$20	$230,431	59.8%	$250,346	$115,489
1.01% - 2.00%	42,335	27,306	15,262	125	85,028	22.0%	130,908	247,343
2.01% - 3.00%	2,338	5,781	11,261	48,620	68,000	17.6%	64,459	51,647
3.01% - 4.00%	1,430	344	-	160	1,934	0.5%	5,163	26,997
4.01% - 5.00%	481	-	-	-	481	0.1%	1,331	3,731
5.01% - 6.00%	-	-	-	-	-	-	1,470	1,498
Total	$265,887	$44,214	$26,848	$48,925	$385,874	100.0%	$453,677	$446,705

   The following table sets forth time deposits by time remaining until maturity as of December 31, 2011.

	Maturity
	Three months or less	Over three to six months	Over six to twelve months	Over one year to three years	Over three Years	Total
	(Dollars in thousands)
Time deposits less than $100,000	61,452	58,714	44,256	42,014	22,286	228,722
Time deposits of $100,000 or more	31,992	37,185	32,288	29,048	26,639	157,152
	$93,444	$95,899	$76,544	$71,062	$48,925	$385,874

   As of December 31, 2011, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $101.5 million.

The following table sets forth the interest-bearing deposit activities for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance beginning of period	$958,319	$865,002	$692,748
Net increase in deposits before interest credited	6,699	84,988	158,728
Interest credited	7,665	8,329	13,526
Net increase in deposits	14,364	93,317	172,254
Balance end of period	$972,683	$958,319	$865,002

Borrowed Funds

           Our borrowings consist of advances from and a line of credit with the FHLBB. At December 31, 2011 and 2010, we had an available line of credit with the FHLBB in the amount of $8.8 million and access to additional Federal Home Loan Bank advances of up to $203.1 million subject to collateral requirements of the FHLBB.  Internal policies limit borrowings to 25.0% of total assets, or $404.4 million and $354.2 million at December 31, 2011 and 2010, respectively.

           We have a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by our investments in certain treasury bill securities with a fair value totaling $25.0 million and $451,000 in cash. Outstanding repurchase agreement borrowings totaled $21.0 million at December 31, 2011 and 2010.

           The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million and $10.0 million at December 31, 2011 and 2010, respectively, which was undrawn at December 31, 2011 and 2010.

       During 2011, we entered into a $3.5 million unsecured line of credit agreement with a well capitalized bank which expires on December 31, 2012. The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at December 31, 2011.

Competition

       We face competition within our market area both in making loans and attracting deposits. Hartford County has a high concentration of financial institutions including large commercial banks, community banks, credit unions and mortgage companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

       Based on the most recent data available from the FDIC, we possess a 3.97% deposit market share in Hartford County as of June 30, 2011.  Our market share rank is 7th out of 25 financial institutions.  All of the institutions who possess a greater deposit market share, except for one, are headquartered outside of Hartford County.

       Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while continuing to support the communities within our service area.

Subsidiary Activities

       Farmington Bank is currently the only subsidiary of FCB and is incorporated in Connecticut. Farmington Bank currently has the following subsidiaries all of which are incorporated in Connecticut: Farmington Savings Loan Servicing, Inc., Village Investments, Inc., Village Corp., Limited, 28 Main Street Corp., Village Management Corp. and Village Square Holdings Inc.

               Farmington Savings Loan Servicing, Inc.: Established in 1999, Farmington Savings Loan Servicing, Inc. operates as Farmington Bank’s “passive investment company” (“PIC”) which exempts it from Connecticut income tax under current law.

       Village Investments, Inc.: Established in 1994, Village Investments, Inc. established to offer brokerage and investment advisory services through a contract with a registered broker-dealer.  Village Investments is currently inactive.

           Village Corp., Limited: Established in 1986, Village Corp., Limited was established to hold certain commercial real estate acquired through foreclosures, deeds in lieu of foreclosure, or other similar means.

            28 Main Street Corp.: Established in 1992, 28 Main Street Corp. was established to hold residential other real estate owned.

            Village Management Corp: Established in 1992, Village Management Corp. was established to hold commercial other real estate owned. Village Management Corp. is currently inactive.

           Village Square Holdings, Inc.: Established in 1992, currently holds certain commercial real estate of Farmington Bank previously used as Farmington Bank’s operations center prior to our relocation to One Farm Glen Boulevard, Farmington, Connecticut.

            The activities of these subsidiaries have had an insignificant effect on our consolidated financial conditions and results of operations to date.

Employees

           At December 31, 2011, we had 299 full-time equivalent employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Charitable Foundation

           In connection with the Conversion and Reorganization, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization dedicated to helping the communities the Bank serves. The Foundation was funded with a contribution of 687,700 shares of the Company’s common stock, representing 4% of the outstanding shares sold in the offering.

           Farmington Bank Community Foundation’s mission is to improve the economic viability and well-being of residents and their communities in the Greater Hartford area.  The Farmington Bank Community Foundation supports programs and organizations that impact the quality of life of the residents of the towns we serve.  The Foundation’s areas of focus are Economic Empowerment, Community Investment and Health and Wellness.  The Foundation’s emphasis is on programs and services that assist households most in need and make a lasting difference for the people and communities they serve.

SUPERVISION AND REGULATION

General

           Farmington Bank, a Connecticut-chartered stock savings bank, is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the FDIC, as its deposit insurer. Farmington Bank’s deposits are insured up to applicable limits by the FDIC through the Federal Deposit Insurance Fund. Farmington Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Department of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. FCB, as a bank holding company is subject to regulation by and required to file reports with the Connecticut Department of Banking, the FDIC, the Federal Reserve Board and the Securities and Exchange Commission.

           The following discussion of other laws and regulations material to our operations contains a summary of the current material provisions of such laws and regulations applicable to our operations. Any change in such regulations, whether by the Connecticut Department of Banking, the FDIC, the Federal Reserve Board or the Securities and Exchange Commission, could have a material adverse impact on us.

Dodd-Frank Wall Street Reform and Consumer Protection Act

           On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

           The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Farmington Bank, as a bank with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by our primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorney generals the ability to enforce federal consumer protection laws.

            The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital levels for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

           A provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also broadened the base for FDIC deposit insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

           Under the Dodd-Frank Act we are required to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The Dodd-Frank Act also authorized the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using our proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

           The implementation of the Dodd-Frank Act has caused an increase in our operating and compliance costs.  Future implementing rules and regulations may also affect our operating expense.

Connecticut Banking Laws and Supervision

           Connecticut Banking Commissioner: The Connecticut Banking Commissioner regulates internal organization as well as the deposit, lending and investment activities of state chartered banks, including Farmington Bank. The approval of the Connecticut Banking Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the Connecticut Banking Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

           Lending Activities: Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, secured and unsecured loans of any one obligor under this statutory authority may not exceed 10.0% and 15.0%, respectively, of a bank’s equity capital and allowance for loan losses.

           Dividends: Farmington Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FDIC may limit a bank’s ability to pay dividends. No dividends may be paid to Farmington Bank’s stockholders if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by Connecticut regulations.

           Powers: Connecticut law permits Connecticut banks to sell insurance and fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner. With the prior approval of the Connecticut Banking Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act or the Home Owners’ Loan Act, both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Connecticut Banking Commissioner unless the Banking Commissioner disapproves the activity.

           Assessments: Connecticut banks are required to pay annual assessments to the Connecticut Banking Department to fund the Department’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.

           Enforcement: Under Connecticut law, the Connecticut Banking Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Connecticut Banking Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Holding Company Regulation

           General: As a bank holding company, FCB is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

           Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. As a bank holding company, FCB is required to obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5.0% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10.0% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner.

           The Banking Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5.0% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States savings bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.

           Dividends: The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

           Pursuant to Connecticut banking regulations, during the three-year period following the offering, FCB may not take any action to declare an extraordinary dividend to stockholders, and no dividend will be paid to stockholders if such dividends would reduce our stockholders’ equity below the amount of the liquidation account required to be established in connection with the conversion. In addition, FCB is subject to Maryland law limitations and the liquidation account established in connection with the conversion.  Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent.

           Redemption: Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0% or more of the consolidated net worth of the bank holding company. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well capitalized standard for commercial banks, is “well managed” within the meaning of the Federal Reserve Board regulations and is not subject to any unresolved supervisory issues.

Federal Regulations

           Capital Requirements: Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Farmington Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is 4.0%. Tier I capital is the sum of common stockholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

            The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0.0% to 100.0%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0.0% risk weight, loans secured by one-to-four family residential properties generally have a 50.0% risk weight, and commercial loans have a risk weighting of 100.0%.

           State non-member banks such as Farmington Bank must maintain a minimum ratio of total capital to risk-weighted assets of 8.0%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

           The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

           As a bank holding company, FCB will be subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks.

           Prompt Corrective Regulatory Action: Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

           The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2011, Farmington Bank was a well capitalized institution.

           “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

           Transactions with Affiliates: Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10.0% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20.0% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

           Loans to Insiders: Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

           Enforcement: The FDIC has extensive enforcement authority over insured savings banks, including Farmington Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

           The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

           Insurance of Deposit Accounts: The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the Deposit Insurance Fund. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Effective April 1, 2011, the FDIC revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest. FDIC members are also required to assist in the repayment of bonds issued by the Financing Corporation (FICO) in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.

           The FDIC provides insurance up to $250,000 per regular account and unlimited deposit insurance coverage is available through December 31, 2012, for non-interest-bearing transaction accounts. Additionally, the FDIC approved a plan for rebuilding the Deposit Insurance Fund after several bank failures in 2008. The FDIC plan aims to rebuild the Deposit Insurance Fund within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2011, 2010 and 2009, the total FDIC assessments were $1.5 million, $1.8 million and $2.2 million, respectively. In November 2009, the FDIC issued new regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009 and totaled $5.8 million for Farmington Bank.

           The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violations that might lead to termination of deposit insurance.

           Federal Reserve System: The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts. We are in compliance with these requirements.

           Federal Home Loan Bank System: Farmington Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. Farmington Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, we were in compliance with this requirement with an investment in FHLBB stock at December 31, 2011 and 2010. In 2008, the FHLBB suspended the dividend on stock but has recently begun paying a dividend equal to an annual yield of 0.30% based on average stock outstanding.  A $5,000 dividend was paid to us for the fourth quarter of 2010 and $11,000 in dividends were paid to us for the first and second quarter of 2011.  The FHLBB’s management reported that their board of directors anticipates that it will continue to declare modest cash dividends, but cautioned that adverse events such as a negative trend in credit losses on the FHLBB’s private label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by us.

           Financial Modernization: The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. We are not currently a financial holding company and are not precluded from submitting a notice in the future should we wish to engage in activities only permitted to financial holding companies.

Miscellaneous Regulation

           Sarbanes-Oxley Act of 2002: Following our public offering in June 2011, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new Securities and Exchange Commission enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

           Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to loans advanced by an insured depository institution, such as those that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

           The Sarbanes-Oxley Act also required that the various securities exchanges, including The Nasdaq Global Market, prohibit the listing of the stock of an issuer unless that issuer complies with various requirements relating to their committees and the independence of their directors that serve on those committees.

           Community Reinvestment Act: Under the Community Reinvestment Act (“CRA”), as amended and implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Farmington Bank’s latest FDIC CRA rating was “satisfactory.”

           Connecticut has its own statutory counterpart to the CRA which is also applicable to Farmington Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Connecticut Banking Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Farmington Bank’s most recent rating under Connecticut law was “satisfactory.”

           Consumer Protection and Fair Lending Regulations: We are subject to a variety of federal and Connecticut statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

          The USA Patriot Act: On October 26, 2001, the USA Patriot Act (the “Patriot Act”) was enacted. The Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The Patriot Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution. As such, if FCB or Farmington Bank were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process. We have established policies, procedures and systems to comply with the applicable requirements of the law. The Patriot Act was reauthorized and modified with the enactment of the USA Patriot Improvement and Reauthorization Act of 2005.

           Federal Securities Laws:  The common stock of FCB is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Federal and State Taxation

Federal Taxation

           General: We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us.

           Method of Accounting: For Federal income tax purposes, we report income and expenses on the accrual method of accounting and use tax year ending December 31 for filing federal income tax returns.

           Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Farmington Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Farmington Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2011, Farmington Bank had no reserves subject to recapture in excess of its base year.

           Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Farmington Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2011, our total federal pre-1988 base year reserve was $3.4 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Farmington Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

           Alternative Minimum Tax: The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20.0% on a base of regular taxable income plus certain tax preferences which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90.0% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. We have not been subject to the AMT and have no such amounts available as credits for carryover.

           Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, we had no net operating loss carryforwards for federal income tax purposes.

           Corporate Dividends-Received Deduction: FCB may exclude from its income 100.0% of dividends received from Farmington Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80.0% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20.0% of the stock of a corporation distributing a dividend may deduct only 70.0% of dividends received or accrued on their behalf.

State Taxation

Connecticut

           We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2011 and 2010) to arrive at Connecticut income tax.

           In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Farmington Bank established a passive investment company in 1999 and substantially eliminated the state income tax expense of Farmington Bank since the passive investment company’s organization through December 31, 2011.

           We believe we are in compliance with the state passive investment company requirements and that no state taxes relating from Farmington Bank are due for the years ended December 31, 2009 through December 31, 2011; however, we have not been audited by the Department of Revenue Services for such periods. If the state were to determine that the passive investment company was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, we would be subject to additional state income taxes in Connecticut.

           Farmington Bank and FCB are not currently under audit with respect to their income tax returns, and their state tax returns have not been audited for the past five years.

Maryland

           As a Maryland business corporation, First Connecticut Bancorp, Inc. is required to file an annual income tax return with the State of Maryland.

Item 1A.  Risk Factors

 A substantial portion of our loan portfolio consists of commercial real estate loans and commercial loans, which expose us to increased risks and could adversely impact our earnings.

           Our executive management team has brought an increased focus to transitioning Farmington Bank’s balance sheet to be more like a commercial bank. At December 31, 2011, our commercial real estate loans and commercial business loans totaled $408.2 million and $154.3 million, or 31.2% and 11.8%, respectively, of our total loan portfolio. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and business of the borrowers and the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of our commercial real estate and commercial loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.

           Due to the economic recession and slow economic recovery, the real estate market and local economy has deteriorated.  While the value of our real estate collateral securing loans has not been substantially impacted, further deterioration in the real estate market or a prolonged economic recovery could adversely affect the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of non-performing loans. A continued deterioration in the economy and slow economic recovery may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings.

           All of these factors could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to its rapid expansion and unseasoned nature.

           From December 31, 2008 to December 31, 2011, our total loan portfolio increased by $470.1 million or 56.0%.  As a result of this rapid expansion, a significant portion of our portfolio is unseasoned. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

Our loan portfolio includes resort loans, the performance of which has been negatively impacted by the downturn in the economy and in turn could negatively impact our profitability.

           In November 2007, we hired a team of experienced, industry-specific lenders to begin lending to developers and operators of timeshare vacation resorts as a component of our commercial loan portfolio. This program was instituted with lending restrictions based on total commitments, capital and geographic concentrations. In mid-2009, larger lenders began to pull back their activities in this area at which time we began to shift our lending focus in this lending area strictly to hypothecation loans which have historically, and to this date, performed well. In early 2010, we placed a moratorium on future loans in this portion of our portfolio with lending only extended on outstanding commitments. We are gradually exiting this line of lending in its entirety and are in the process of an orderly phase-out of this line in order to devote our full resources to our core commercial lending services.

           Like the real estate market as a whole, the timeshare industry continues to be negatively impacted by the weakened economy and slow economic recovery and borrowers are depending on their existing liquidity to make loan payments, which at some point could be reduced to the point where such borrowers are no longer able to make payments on their loans absent sale of timeshare units. If this were to occur, it could negatively impact our earnings.

           As of December 31, 2011 all of the resort loans were performing according to their terms.

Our lack of geographic diversification increases our risk profile.

           Our operations are located principally in Hartford County, Connecticut. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this area. Deterioration in economic and business conditions in our service area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

           We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income.  Our loan loss allowance for the years ended December 31, 2011 and 2010 was $17.5 million and $20.7 million, respectively.  Although we are currently unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

           In addition, banking regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

           Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income Farmington Bank earns on its interest-earning assets, such as loans and securities, and the interest expense Farmington Bank pays on its interest-bearing liabilities, such as deposits and borrowings. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates paid on deposits, which may result in a decrease in our net interest income.

           In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates earned on the prepaid loans or securities.

We opened new branches in 2011 and 2010, and expect to continue branch expansion which may result in losses at those branches initially as they generate new deposit and loan portfolios, and negatively impact our earnings.

           We opened new branch offices in West Hartford, Connecticut and Wethersfield, Connecticut in 2011 and opened three new branch offices during 2010.  Additionally, we announced on January 12, 2012 plans to open our 18th branch office in Bloomfield, CT in the second quarter of 2012.  We intend to continue to explore opportunities to expand our branch network at a rate of approximately two to three de novo branches per year for so long as the deposit and loan generating environment continues to be favorable. Losses are expected in connection with these new branches for some time, as the expenses and costs of acquisition associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.

Strong competition within Farmington Bank’s market area may limit our growth and profitability.

           Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to compete successfully in our market area. The greater resources and deposit and loan products offered by our competitors may limit our ability to increase our interest-earning assets.

If our government banking deposits were lost within a short period of time, this could negatively impact our liquidity and earnings.

           In 2009, we created a government banking group to provide deposit services to municipalities throughout Connecticut.  Our municipal deposits as of December 31, 2011 and 2010 were $120.2 million, or 10.3%, and $173.8 million, or 15.7%, of our total deposits outstanding, respectively. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short term liquidity and have an adverse impact on our earnings.

The loss of our Chief Executive Officer could adversely impact our business.

           Our future success and profitability are substantially dependent upon the vision, management and banking abilities of our Chief Executive Officer, who has substantial background and significant experience in banking and financial services, as well as personal contacts in Central Connecticut and the region generally. The loss of our Chief Executive Officer may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

The local and national economies remain weak and unemployment levels are high. A prolonged economic downturn will adversely affect our business and financial results.

           During 2009 and 2010 and continuing in 2011, general economic conditions continued to remain weak nationally as well as in our market area. Unemployment in Hartford County, Connecticut was 7.6% as of December 2011, compared to 8.2% for the State of Connecticut and 8.9% for the United States for the same period.  The continuing housing slump has resulted in reduced demand for the construction of new housing and single family home sales.  Worsening of these conditions may adversely affect our business by materially decreasing our net interest income or materially increasing our loan losses. There can be no assurance that we will not be affected by the current economic conditions in a way we cannot currently predict or mitigate.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act has increased our operational and compliance costs.

           On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Among other things, the Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws, weakens the federal preemption rules that have been applicable for national banks and federal savings associations, imposes certain capital requirements on financial institutions, eliminated the federal prohibitions on paying interest on demand deposits, broadened the base for FDIC deposit insurance assessments, required publicly traded companies to provide non-binding votes on executive compensation and so-called “golden parachute” payments, and directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives. As a result, our revenue may be reduced due to fee income limitations and we may be required to maintain higher minimum capital ratios. It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, at a minimum they have increased our operating and compliance costs and could increase our interest expense.

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.

           The FDIC increased deposit insurance premium expense effective June 30, 2009 in the form of a special assessment. The FDIC has exercised its authority to raise assessment rates beginning in 2009, and may impose another special assessment in the future. If such action is taken by the FDIC it could have an adverse effect on our earnings.

We operate in a highly regulated environment and our business may be adversely affected by changes in laws and regulations.

           We are subject to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as Farmington Bank’s chartering authority, by the FDIC, as insurer of deposits, and by the Federal Reserve Board, as the regulator of FCB. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

We face various technological risks that could adversely affect our business.

           We rely on communication and information systems to conduct business. Potential failures, interruptions or breaches in system security could result in disruptions or failures in our key systems, such as general ledger, deposit or loan systems. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other customer information is on the rise.  We have developed policies and procedures aimed at preventing and limiting the effect of failure, interruption or security breaches, including cyber attacks of information systems; however, there can be no assurance that these incidences will not occur, or if they do occur, that they will be appropriately addressed. The occurrence of any failures, interruptions or security breaches, including cyber attacks of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or subject us to civil litigation and possible financial liability, any of which could have an adverse effect on our results of operation and financial condition.

Item 1B. Unresolved Staff Comments

           Not applicable

Item 2. Properties

           We operate through our 17 full service branch offices, four limited services offices and two stand-alone ATM facilities. Various leases have renewal options up to an additional 15 years.

           Our full service branch offices and limited service offices are located as follows:

Branch	Address	Owned or Leased

Avon West	427 West Avon Road, Avon, CT 06001	Lease (Expires 2019)

Avon 44	310 West Main Street, Avon, CT 06001	Own

Berlin	1191 Farmington Avenue, Berlin, CT 06037	Lease (Expires 2020)

Bristol	475 Broad Street, Bristol, CT 06010	Own

Burlington	253 Spielman Highway, Burlington, CT 06013	Own

Main Street	32 Main Street, Farmington, CT 06032	Own

Gables (1)	20 Devonwood Drive, Farmington, CT 06032	Own

Village Gate (1)	88 Scott Swamp Road, Farmington, CT 06032	Own

Westwoods	282 Scotts Swamp Road, Farmington, CT 06032	Own

Westfarms	550 South Road, Farmington, CT 06032	Lease (Expires 2016)

Farm Glen (1)(2)	One Farm Glen Boulevard, Farmington, CT 06032	Lease (Expires 2019)

Glastonbury	669 Hebron Avenue, Glastonbury, CT 06033	Own

New Britain	73 Broad Street, New Britain, CT 06053	Own

Plainville - Route 10	117 East Street, Plainville, CT 06062	Lease (Expires 2015)

Plainville 372	129 New Britain Avenue, Plainville, CT 06062	Lease (Expires 2025)

Southington	One Center Street, Southington, CT 06489	Lease (Expires 2015)

Southington Drive-Thru (1)	17 Center Place, Southington, CT 06489	Lease (Expires 2014)

Unionville	1845 Farmington Avenue, Unionville, CT 06085	Own

West Hartford	962 Farmington Avenue, West Hartford, CT 06110	Lease (Expires 2014)

Elmwood	176 Newington Road, West Hartford, CT 06110	Lease (Expires 2026)

Wethersfield	486 Silas Deane Highway, Wethersfield, CT 06129	Lease (Expires 2031)

(1) Limited Service Office
(2) Executive Office

Item 3. Legal Proceedings

           In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings.  After reviewing pending and threatened actions with legal counsel, the Company believes that the outcome of such actions will not have a material adverse effect on the consolidated financial statements.

Item 4. Mine Safety Disclosures
None
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)
           The shares of common stock of First Connecticut Bancorp, Inc. are quoted on the NASDAQ Global Market (“NASDAQ”) under the symbol “FBNK.” As of December 31, 2011, First Connecticut Bancorp had 2,386 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 17,880,000 shares outstanding.

           Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividend Declared
December 31, 2011	$13.60	$11.14	$0.03
September 30, 2011	11.32	10.34	-
June 30, 2011 *	11.08	11.08	-
March 31, 2011	n/a	n/a	-

* First Connecticut Bancorp, Inc. first day of trading was June 30, 2011.

           Payment of dividends on First Connecticut Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, legal, and regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. See Item 1 “Supervision and Regulations” for information relating to restrictions on dividends.  Purchases of the Company’s shares of common stock during the fourth quarter of the year ended December 31, 2011 by the Employee Stock Ownership Plan are detailed in (C) below. There were no sales of unregistered securities during the quarter ended December 31, 2011.

(B)
Not Applicable

 (C) During the quarter ending December 31, 2011, the Employee Stock Ownership Plan made the following purchases of the Company’s common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	2,503	$11.25	885,857	544,559
November 1-30, 2011	-	$-	885,857	544,559
December 1-31, 2011	138,639	$12.87	1,021,993	408,423

Item 6. Selected Financial Data

           The following financial condition data and operating data are derived from the audited consolidated financial statements of First Connecticut Bancorp, Inc.  Additional information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included as Item 7 and Item 8 of this report, respectively.

	At December 31,
	2011	2010	2009	2008	2007
Selected Financial Condition Data:	(Dollars in thousands)
Total assets	$1,617,650	$1,416,630	$1,255,186	$1,094,387	$950,302
Cash and cash equivalents	90,296	18,608	28,299	31,732	65,960
Held to maturity securities	3,216	3,672	3,010	3,011	73
Available for sale securities	135,170	163,008	121,350	178,104	170,979
Federal Home Loan Bank stock	7,449	7,449	7,449	7,420	2,298
Loans receivable, net	1,295,177	1,157,917	1,039,995	831,911	671,305
Deposits	1,165,000	1,108,505	993,886	804,085	803,158
Federal Home Loan Bank advances	63,000	71,000	62,000	117,000	-
Mortgagors’ and investors’ escrow accounts	11,682	9,717	8,894	7,763	6,668
Total capital accounts	251,980	94,993	93,673	90,663	89,315
Allowance for loan losses	17,533	20,734	16,316	9,952	8,124
Non-performing loans (*)	15,501	17,722	14,846	6,115	2,647

(*)	Non-performing loans include loans for which Farmington Bank does not accrue interest (non-accrual loans) and loans 90 days past due and still accruing interest.

	At December 31,
	2011	2010	2009	2008	2007
Selected Operating Data:	(Dollars in thousands)
Interest income	$59,025	$60,901	$57,917	$55,718	$51,417
Interest expense	10,826	11,613	17,408	22,605	23,325
Net Interest Income	48,199	49,288	40,509	33,113	28,092
Provision for (reduction in) allowances for loan losses	4,090	6,694	7,896	2,117	(706)
Net interest income after provision for loan losses	44,109	42,594	32,613	30,996	28,798
Noninterest income	5,688	7,051	3,693	(560)	2,839
Noninterest expense, excluding contribution
to charitable foundation (**)	49,435	42,674	34,747	27,343	23,920
Contribution to charitable foundation (**)	6,877	-	495	534	328
Total noninterest expense	56,312	42,674	35,242	27,877	24,248
(Loss) income before income taxes	(6,515)	6,971	1,064	2,559	7,389
Income tax (benefit) expense	(2,475)	2,102	175	613	2,249

Net (loss) income	(4,040)	4,869	889	1,946	5,140

(**)
In connection with the Conversion and Reorganization on June 29, 2011, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization, which was funded with a contribution of 687,000 shares of the Company’s common stock.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Others Data:
Performance Ratios:	(Dollars in thousands, except per share amounts)
Return on average assets	(0.26)%	0.35%	0.07%	0.19%	0.56%
Return average equity	(2.24)%	4.95%	0.95%	2.13%	6.03%
Interest rate spread (1)	3.05%	3.61%	3.30%	2.94%	2.72%
Net interest margin (2)	3.23%	3.75%	3.57%	3.40%	3.30%
Non-interest expense to average assets	3.57%	3.05%	2.94%	2.69%	2.66%
Efficiency Ratio (3)	104.50%	75.75%	79.73%	85.64%	78.39%
Efficiency ratio, excluding foundation contribution	91.74%	75.75%	78.61%	84.00%	77.33%
Average interest-earning assets to average
interest-bearing liabilities	125.26%	115.46%	117.12%	119.43%	121.24%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.34%	1.76%	1.54%	1.18%	1.20%
Allowance for loan losses as a percent
of non-performing loans	113.11%	117.00%	109.90%	162.75%	306.91%
Net charge-offs (recoveries) to average loans	0.61%	0.21%	0.17%	0.04%	(0.08)%
Non-performing loans as a percent of total loans	1.18%	1.51%	1.41%	0.73%	0.39%
Non-performing loans as a percent of total assets	0.96%	1.25%	1.18%	0.56%	0.28%

Per Share Related Data:
Basic and diluted earnings per share	$(0.29)	n/a	n/a	n/a	n/a
Dividend per share	$0.03	n/a	n/a	n/a	n/a
Dividend ratio payout	(10.34)%	n/a	n/a	n/a	n/a

Capital Ratios:
Equity to total assets at end of period	15.58%	6.71%	7.46%	8.28%	9.40%
Average equity to average assets	11.45%	7.05%	7.80%	8.83%	9.35%
Tier I capital to risk-weighted assets	21.13%	9.02%	9.23%	11.28%	13.24%
Tier I capital to total average assets	15.51%	6.48%	7.37%	8.31%	9.55%
Total capital to risk-weighted assets	22.38%	10.28%	10.48%	12.53%	14.47%
Total capital to total average assets	15.98%	6.80%	7.82%	8.76%	9.80%

Other Data:
Number of full service offices	17	15	12	12	12
Number of limited service offices	4	4	4	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of the interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income

(4)	Represents dividends per share divided by basic earnings per share.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

           Overview

           With the successful completion of our Initial Public Offering, which raised $167.8 million, net of expenses in June 2011, we are now very well capitalized enabling us to implement strategic initiatives designed to maximize stockholder return and support our anticipated growth, increase lending capacity and achieve long-term success.  We expect to continue to have pressures on our net interest margins due to the low level of interest rates as well as continued escalation in compliance costs related to the forthcoming regulations implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Financial highlights for First Connecticut Bancorp for the year ended December 31, 2011 are as follows:

●
Strong Regulatory Capital Ratios:  Our total Risk Based Capital rate at December 31, 2011 is 22.38% compared to 10.28% at December 31, 2010.  The minimum ratio to remain Well Capitalized is 10.00%.  Our total Leverage Ratio or Tier I Capital Ratio at December 31, 2011 is 15.51% compared to 6.48% at December 31, 2010.  The minimum ratio to remain Well Capitalized is 5.00%.

●	Strong Asset Growth: Total assets increased $201.0 million or 14.2% to $1.62 billion at December 31, 2011.
●	Strong Loan Growth: Total loans increased $133.7 million or 11.4% to $1.3 billion at December 31, 2011.
●
Critical loan portfolios experienced very strong loan growth. Growth rates are as follows:  Commercial Real Estate 12.8%, Commercial Loans 37.1%, Home Equity Line of Credit 34.1% and Adjustable Rate Residential 14.8%.

●	Core (Critical) Deposits experienced very strong growth. Growth rates are as follows: Savings 15.7%, Money markets 56.5% and Non-interest bearing deposits 28.1%.

           In addition to the above highlights, we opened two new branch offices in 2011 for a total of 17 full service branch offices as of December 31, 2011 with another branch office expected to open during the second quarter of 2012 as we continue to expand our footprint in strategically positioned markets to diversify our asset mix and income stream.

           Business Strategy

           Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and governments, with an ongoing commitment to provide quality customer service.

●
Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater.  As of December 31, 2011 our total risk-based capital ratio was 22.38%.  The net proceeds from our Initial Public Offering significantly strengthened our capital levels, enabling us to implement strategic initiatives designed to maximize stockholder return and support our anticipated growth, increase lending capacity and achieve long-term success.

●
Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services. We have hired several experienced commercial lenders, centralized our commercial banking support staff to improve efficiency and effectiveness and added a small business banking group, a governmental banking group and cash management services.

●
Continuing to focus on residential and consumer lending and the implementation of our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under the secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function. Our interest rate risk is mitigated by avoiding the addition of low rate twenty and thirty-year fixed rate mortgages to our loan portfolios.

●
Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have increased as a result of the downturn in the economy and slow recovery, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

●
Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area.  We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

●
Continuing expansion through de novo branching. The net proceeds from the Initial Public Offering facilitated our ability to add de novo branch locations, enhancing our existing footprint and enabling us to provide our customers with increased access and service. Farmington Bank opened new branch offices in West Hartford and Wethersfield, Connecticut in 2011 and have announced opening a new branch office in Bloomfield, Connecticut in the second quarter of 2012. We intend to continue to explore opportunities to expand our branch network that are consistent with our strategic growth plans.

●
Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. In addition to de novo branching, we intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

●
Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

           Critical Accounting Policies

           The accounting policies followed by us conform with the accounting principles generally accepted in the United States of America. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, income taxes, pension and other post-retirement benefits, employee stock ownership plan and earnings per share. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

           General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

           The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

           Residential real estate – Residential real estate loans are generally originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. The Company does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Typically, all fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

           Commercial real estate – Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, may have an effect on the credit quality in this segment. Management generally obtains rent rolls and other financial information, as appropriate on an annual basis and continually monitors the cash flows of these loans.

           Construction loans – Loans in this segment include commercial construction loans, real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. In addition, construction subdivision loans and commercial and residential construction loans to contractors and developers entail additional risks as compared to single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. Real estate subdivision development loans to developers, licensed contractors and builders for the construction are generally speculative real estate development loans for which payment is derived from sale of the property. Credit risk may be affected by cost overruns, time to sell at an adequate price, and market conditions. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Residential construction credit quality may be impacted by the overall health of the economy, including unemployment rates and housing prices.

           Installment, Collateral, Demand and Revolving Credit – Loans in these segments include installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. Excluding collateral loans which are fully collateralized by a deposit account, repayment for loans in these segments are dependent on the credit quality of the individual borrower.

           Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

           Home equity line of credit – Loans in this segment include home equity loans and lines of credit underwritten with a loan-to-value ratio generally limited to no more than 80%, including any first mortgage. Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

           Resort – Loans in this segment include direct receivable and inventory loans, loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. The Company currently owns a limited amount of inventory loans. Receivable loans, which account for 94% of the resort portfolio at December 31, 2011, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

           Allocated component: The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate, construction, commercial and resort loans by the present value of expected cash flows discounted at the effective interest rate; the fair value of the collateral, if applicable; or the observable market price for the loan.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement or they are nonaccrual loans with outstanding balances of $100,000 or more.

           A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Management updates the analysis quarterly. The assumptions used in appraisals are reviewed for appropriateness. Updated appraisals or valuations are obtained as needed or adjusted to reflect the estimated decline in the fair value based upon current market conditions for comparable properties.

           The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

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

           Beginning in 2007 and continuing in 2011, softening real estate markets and generally weak economic conditions have lead to declines in collateral values and stress on the cash flows of borrowers.  These adverse economic conditions could continue into 2012, and may negatively impact the Company’s borrowers, resulting in increases in charge-offs, delinquencies and non-performing loans and lower valuations for the Company’s impaired loans.  This in turn, could impact significant estimates such as the allowance for loan losses and the effect could be material.

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

           Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At December 31, 2011 and 2010, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

           In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At December 31, 2011 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2008 through 2010.  If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

           As of December 31, 2011, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of December 31, 2011, our net deferred tax asset was $13.9 million and there was no valuation allowance.

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

           Employee Stock Ownership Plan (“ESOP”): The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal pay down on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

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

           Comparison of Financial Condition at December 31, 2011 and December 31, 2010

           Our total assets increased $201.0 million or 14.2%, to $1.6 billion at December 31, 2011, from $1.4 billion at December 31, 2010, primarily due to a $71.7 million increase in cash and cash equivalents and a $137.3 million increase in loans.  Our cash and cash equivalents increased $71.7 million when comparing December 31 2011 to December 31, 2010 primarily as a result of a $56.5 million increase in deposits and the net proceeds from our June 2011 public offering totaling $167.8 million offset by a $137.3 million increase in loans and a decrease of $27.6 million in our FHLB advances and repurchase liabilities.

           Our investment portfolio totaled $138.4 million or 8.6% of total assets, and $166.7 million or 11.8% of total assets at December 31, 2011 and 2010, respectively. Available-for-sale investment securities totaled $135.2 million at December 31, 2011 compared to $163.0 million at December 31, 2010, a decrease of $27.8 million primarily due to a decrease in U.S. Treasury securities as a result of lower collateral requirements for our municipal and repurchase agreement pledges.  Securities held-to-maturity decreased $456,000 to $3.2 million at December 31, 2011 from $3.7 million at December 31, 2010 due to a municipal bond being paid off during 2011. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

           The net unrealized gains on securities available-for-sale, on a pre-tax basis, decreased by $698,000 to $1.0 million at December 31, 2011. The decrease in the net unrealized gains on investment securities available-for-sale primarily reflects a decrease of $487,000 in the net unrealized gains on government sponsored residential mortgage-backed securities and a net decrease of $277,000 in our preferred equity securities.  As of December 31, 2011 and 2010, our available-for-sale investment securities portfolio gross unrealized losses equaled $663,000 and $297,000, respectively, of which $632,000 and $292,000, respectively, were from securities that had been in a loss position of twelve months or more. Management does not believe that the unrealized loss represents an other-than-temporary impairment.

           Net loans increased $137.3 million or 11.9% at December 31, 2011 to $1.30 billion compared to $1.16 billion at December 31, 2010 due to increasing our focus on residential and commercial lending which combined increased $165.8 million offset by a $29.9 million decrease in resort loans as we are gradually exiting the resort market.  At December 31, 2011 and 2010, respectively, the loan portfolio consisted of $503.4 million and $453.6 million in residential real estate loans, $408.2 million and $361.8 million in commercial real estate loans, $46.4 million and $46.6 million in construction loans, $154.3 million and $112.5 million in commercial loans, $109.8 million and $81.8 million in home equity lines of credit loans, $75.4 million and $105.2 million in resort loans and $12.8 million and $14.9 million in installment, collateral, demand and revolving credit loans.

           The allowance for loan losses decreased $3.2 million to $17.5 million at December 31 2011 from $20.7 million at December 31, 2010 primarily due to a $4.9 million fully impaired resort loan being charged-off in the second quarter of 2011.  Impaired loans increased to $41.0 million as of December 31, 2011 from $31.0 million as of December 31, 2010.  Non-performing loans decreased to $15.5 million at December 31, 2011 from $17.7 million as of December 31, 2010. At December 31, 2011, the allowance for loan losses represented 1.3% of total loans and 113.1% of non-performing loans, compared to 1.8% of total loans and 117.0% of non-performing loans as of December 31, 2010. Net charge-offs for the year ended December 31, 2011 were $7.3 million or 0.6%, compared to net charge-offs for the year ended December 31, 2010 of $2.3 million or 0.2% of average loans outstanding for the respective periods. The increase was primarily due to a $4.9 million fully impaired resort loan charged-off in the second quarter of 2011.  Loan delinquencies 30 days and greater remained relatively flat at $18.8 million for the year ended December 31, 2011 when compared to the prior year.  We take a proactive approach in working with customers to help ensure that they remain current on their loans.  Past due loans are primarily in our residential and commercial real estate portfolios and are due to weak economic conditions leading to stress on cash flows of our borrowers.

           Bank-owned life insurance increased $10.7 million to $30.4 million at December 31, 2011 from $19.7 million at December 31, 2010 primarily due to the purchase of an additional $10.0 million in bank-owned life insurance to offset costs incurred in connection with compensation plans.

           Prepaid expenses and other assets increased $7.5 million to $15.4 million at December 31, 2011 from $7.9 million at December 31, 2010 primarily due to an increase of $6.5 million in an interest rate swap derivative receivable and a $2.5 million increase in a federal tax receivable offset by a $1.4 million decrease in prepaid FDIC assessments.

           Deposits increased $56.5 million or 5.1% to $1.2 billion at December 31, 2011 from $1.1 billion at December 31, 2010. Interest-bearing deposits grew $14.4 million to $972.7 million at December 31, 2011 from $958.3 million at December 31, 2010.  Noninterest-bearing demand deposits totaled $192.3 million at December 31, 2011, an increase of $42.1 million or 28.1% from December 31, 2010 due to our continued efforts to obtain more individual and commercial account relationships.  At December 31, 2011 and 2010, respectively, interest-bearing deposits consisted of $189.6 million and $217.2 million in NOW accounts, $247.7 million and $158.2 million in money market accounts, $149.4 million and $129.1 million in savings accounts, $385.9 million and $453.7 million in time deposits and $153,000 and $137,000 in club accounts. The $14.4 million increase in interest-bearing deposits at December 31, 2011 from December 31, 2010 was primarily due to the opening of our two branches located in West Hartford, CT and Wethersfield, CT and an increase in overall deposits as we continue to grow our customer base offset by a decrease in municipal deposits accounts of approximately $53.5 million.  Our weighted-average rate paid on deposits outstanding for the year ended December 31, 2011 declined 10 basis points to 0.74% from 0.84% when compared to the prior year.

           Federal Home Loan Bank advances decreased $8.0 million or 11.3%, to $63.0 million at December 31, 2011 from $71.0 million at December 31, 2010.  Our repurchase liabilities decreased $19.5 million to $64.5 million at December 31, 2011 from $84.0 million at December 31, 2010 primarily due to fluctuations in cash flows in our business checking customers using our repurchase swap product where excess funds are swept daily into a collateralized account.

           Total stockholders’ equity increased $157.0 million to $252.0 million at December 31, 2011 compared to $95.0 million at December 31, 2010 primarily due to proceeds received from our initial public offering, which net of expenses of $4.1 million totaled $167.8 million offset by $10.5 million of unallocated common stock held by the ESOP.

           Summary of Operating Results for the Years Ended December 31, 2011 and 2010

           The following discussion provides a summary and comparison of our operating results for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Net interest income	$48,199	$49,288	$(1,089)	(2.2)%
Provision for loan losses	4,090	6,694	(2,604)	(38.9)%
Non-interest income	5,688	7,051	(1,363)	(19.3)%
Non-interest expense	56,312	42,674	13,638	32.0%
(Loss) income before taxes	(6,515)	6,971	(13,486)	(193.5)%
Income tax (benefit) expense	(2,475)	2,102	(4,577)	(217.7)%
Net (loss) income	$(4,040)	$4,869	$(8,909)	(183.0)%

           For the year ended December 31, 2011, net income decreased by $8.9 million to a net loss of $4.0 million compared to net income of $4.9 million for the year ended December 31, 2010. The decrease in net income primarily resulted from a $6.9 million contribution to our charitable foundation, Farmington Bank Community Foundation, Inc., $851,000 incurred to complete the phase out of the Phantom Stock Plan and a $5.4 million increase in salaries and employee benefits of which $1.1 million in expense related to our ESOP which was established during 2011. Excluding the $6.9 million foundation contribution, the $851,000 incurred to complete the phase out of the Phantom Stock Plan and the related tax benefit of $2.6 million, net income would have been $1.1 million, a decrease of $3.8 million compared to the year ended December 31, 2010 primarily due to an increase in salaries and employee benefits as we continue to expand the services we offer our existing and new customers and the opening of three new branches over the past 15 months.

           Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

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

           Interest and Dividend Income: For the year ended December 31, 2011, interest and dividend income decreased $1.9 million or 3.1% to $59.0 million from $60.9 million in the prior year.  Our average interest-earning assets for the year ended December 31, 2011, grew by $176.3 million or 13.4% to $1.5 billion from $1.3 billion for the same period last year, while the yield on average interest-earning assets decreased 67 basis points to 3.96% from 4.63%. An increase of $12.4 million in the average balance of securities for the year ended December 31, 2011 when compared to the year ended December 31, 2010, offset by a 210 basis point decline in the yield resulted in a $2.8 million or 60.5% reduction in the interest and dividends on investments. The decline in yield was primarily due to the sale of $36.1 million of appreciated Government sponsored residential mortgage-backed securities that occurred in September and December 2010 and were replaced by lower yielding and lower risk U.S. Treasury obligations in order to assist the Company in retaining a “well capitalized” status with federal and state banking agencies prior to the receipt of capital from our stock offering. Interest income on loans increased $752,000 or 1.3% to $56.9 million for the year ended December 31, 2011 from $56.1 million in the prior year due to an increase of $99.0 million or 9.0% in the average balance of loans, partially offset by a 36 basis point decline in the weighted average yield. Other interest income earned on federal funds sold and other short-term investments increased $153,000 due to the average balance increasing $65.0 million for the year ended December 31, 2011 when compared to the year ended December 31, 2010.

           Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income before the provision for loan losses was $48.2 million for the year ended December 31, 2011, compared to $49.3 million for the year ended December 31, 2010. The $1.1 million or 2.2% decrease in net interest income was primarily due a $2.6 million or 65.8% decrease in interest income related to U.S. Government and agency obligations offset by an increase in interest income on loans totaling $752,000 and a $787,000 decrease in interest expense.  Average interest-earning assets increased by $176.3 million, or 13.4%, to $1.5 billion for the year ended December 31, 2011 when compared to the prior year. Average interest-bearing liabilities increased $51.8 million, or 4.5%, to $1.2 billion during the year ended December 31, 2011 when compared to the prior year.   Our net interest rate spread decreased 56 basis points to 3.05% during 2011 from 3.61% for 2010, primarily due to a 67 basis point decline in the weighted average cost of interest-earning assets to 3.96% for the year ended December 31, 2011 from 4.63% in the prior year.

           Interest Expense: Interest expense for the year ended December 31, 2011 decreased $787,000 or 6.8% totaling $10.8 million from $11.6 million in the prior year even though our average interest-bearing deposits grew $51.8 million or 4.5% over the year ended December 31, 2010.  The decrease in interest expense resulted from a 10 basis points decline in the average cost of interest-bearing deposits to 0.74% for the year ended December 31, 2011 from 0.84% for the year ended December 31, 2010.  The decrease in the cost of funds was primarily due to the impact that the sustained low interest rate environment had on our NOW accounts and time deposits which resulted in a decrease of 15 basis points and 18 basis points, respectively, during the year ended December 31, 2011 over the prior year, offset by a 12 basis point increase in money markets due to promotional rates run in connection with our existing branches and the opening of our newest branches.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at a competitive rate and reduced our rate concession practices for customers who did not utilize multiple bank services.

           Provision for Loan Losses:  The allowance for loan losses is maintained at a level management determines to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loan losses needed to current operations. The assessment considers historical loss experience, historical and current delinquency statistics, the loan portfolio segment and the amount of loans in the loan portfolio, the financial strength of the borrowers, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other credit quality indicators.

           Management recorded a provision for loan losses of $4.1 million for the year ended December 31, 2011 due to the addition of approximately $3.2 million to its loan loss reserve in the fourth quarter primarily to reflect deterioration in commercial real estate loans that were originated prior to 2008.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

           At December 31, 2011, the allowance for loan losses totaled $17.5 million, or 1.3% of total loans and 113.1% of non-performing loans, compared to an allowance for loan losses of $20.7 million which represented 1.8% of total loans and 117.0% of non-performing loans at December 31, 2010.

           Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income.

The following table summarizes noninterest income for the year ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$3,355	$3,061	$294	9.6%
Net gain on sales of investments	89	1,686	(1,597)	(94.7)%
Net gain on loans sold	671	822	(151)	(18.4)%
Brokerage and insurance fee income	189	377	(188)	(49.9)%
Bank owned life insurance income	725	667	58	8.7%
Other	659	438	221	50.5%
Total noninterest income	$5,688	$7,051	$(1,363)	(19.3)%

           Noninterest income decreased by $1.4 million to $5.7 million for the year ended December 31, 2011 compared to the prior year.  Fees for customer services increased $294,000 or 9.6% primarily due to increases of $47,000 in debit card transactions as a result of our new branches opening and an increase in customer accounts and $202,000 increase in cash management service fees.  The net gain on sales of investments in the prior period was the result of implementing a strategy to sell appreciated Government sponsored residential mortgage-backed securities in order to bolster our risk based capital ratio until our initial public offering could be completed to ensure that we remained well capitalized under the federal and state banking regulations. The gain on the sale of fixed-rate residential mortgage loans decreased by $151,000 to $671,000 compared to an $822,000 gain in 2010 as a result of less favorable market conditions.  Brokerage and insurance fee income decreased $188,000 or 49.9% to $189,000 for the year ended December 31, 2011 as a result of the transition impact of replacing our existing third party provider of non-deposit investment services in the beginning of 2011.  The increase in other noninterest income totaling $221,000 for the year ended December 31, 2011 is primarily due to a $257,000 increase in an income distribution on a limited partnership investment for the year ended December 31, 2011 compared to the prior year.

           Noninterest Expense: The following table summarizes noninterest expense for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$28,605	$23,221	$5,384	23.2%
Occupancy expense	4,534	4,142	392	9.5%
Furniture and equipment expense	4,047	4,022	25	0.62%
FDIC assessment	1,466	1,760	(294)	(16.7)%
Marketing	2,474	2,583	(109)	(4.2)%
Contribution to Farmington Bank
Community Foundation, Inc.	6,877	-	6,877	n/a
Other operating expenses	8,309	6,946	1,363	19.6%
Total noninterest expense	$56,312	$42,674	$13,638	32.0%

           Noninterest expense increased $13.7 million or 32.0% to $56.3 million for the year ended December 31, 2011 compared to $42.7 million for the year ended December 31, 2010.  Salary and employee benefits expense increased $5.4 million which was mainly attributable to $851,000 incurred to phase out the phantom stock plan, $1.1 million related to our employee stock option plan (“ESOP”) which was established as part of our reorganization and the addition of 19 full time equivalent employees to support our two newest branches, our commercial and residential lending, accounting, risk management and operations areas.  Occupancy expense increased $392,000, or 9.5%, to $4.5 million based on approximately $295,000 in costs associated with our three new branches which all opened in the past 15 months and increases in rent and maintenance at our corporate and other branch locations.  We incurred FDIC assessments of $1.5 million for the year ended December 31, 2011, representing a $294,000 decrease due to a change in the FDIC’s assessment calculation methodology.  As part of our Initial Public Offering in June 2011, we contributed $6.9 million in stock in connection with our reorganization to our charitable foundation to benefit the nonprofit organizations and community organizations within the communities we serve.  Other operating expenses increased $1.4 million to $8.3 million primarily due to an increase in professional and consulting fees totaling approximately $718,000 to assist in various projects including the evaluation of our core processing system and strategic planning services and other various increases in operating costs for the year ended December 31, 2011 compared to the prior year.

           Income Tax (Benefit) Expense: Income tax benefit for the year ended December 31, 2011 was $2.5 million due primarily to the tax treatment for the $6.9 million contribution to our foundation compared to a $2.1 million income tax provision for the year ended December 31, 2010.

Summary of Operating Results for the Years Ended December 31, 2010 and 2009

           The following discussion provides a summary and comparison of our operating results for years ended December 31, 2010 and 2009.

	For the Years Ended December 31,
	2010	2009	$ Change	% Change
(Dollars in thousands)
Net interest income	$49,288	$40,509	$8,779	21.7%
Provision for loan losses	6,694	7,896	(1,202)	(15.2)%
Non-interest income	7,051	3,693	3,358	90.9%
Non-interest expense	42,674	35,242	7,432	21.1%
Income before taxes	6,971	1,064	5,907	555.2%
Income tax expense	2,102	175	1,927	1101.1%
Net income	$4,869	$889	$3,980	447.7%

           For the year ended December 31, 2010 net income increased by $4.0 million to $4.9 million, compared to an $889,000 net income for the year ended December 31, 2009. The increase in net income primarily resulted from an $8.8 million increase in net interest income, a $1.2 million decrease in the provision for loan losses and a $3.4 million increase in noninterest income, which was partially offset by an increase of $7.4 million in noninterest expense and a $1.9 million increase in the income tax provision. The increase in net interest income was the result of a $3.0 million, or 5.2%, increase in interest income and a reduction of $5.8 million or 33.3% in interest expense. The increase in noninterest income was primarily due to an increase of $285,000 in fees for customer services, a $1.7 million increase on gains on sale of investment securities, a $160,000 increase due to the absence of investment impairments, a $177,000 increase in bank-owned life insurance and a $331,000 increase in other noninterest income. The increase in noninterest expense was attributable to an increase of $4.8 million or 26.1% in salary and benefit expense, a $1.1 million increase in occupancy expense, a $967,000 increase in furniture and equipment expense, a $1.0 million increase in marketing premiums, which was partially offset by a $412,000 decline in FDIC insurance premiums and a $75,000 decrease in other noninterest expense, when compared to the same period in 2009. The provision for income taxes increased $1.9 million to $2.1 million for the year ended 2010 compared to tax expense of $175,000 in 2009 as a result of an increase in taxable income.

Comparison of Operating Results for the Year Ended December 31, 2010 to the Year Ended December 31, 2009

           Net Interest Income:   Net interest income before the provision for loan losses was $49.3 million for the year ended December 31, 2010, compared to $40.5 million in the prior year. The $8.8 million or 21.7% increase in net interest income was primarily due to a $3.0 million, or 5.2%, increase in interest income and a reduction of $5.8 million or 33.3%, in interest expense. Average interest-earning assets increased by $178.3 million, or 15.7%, to $1.3 billion during the year ended December 31, 2010 when compared to the prior year. Average interest-bearing liabilities increased $168.3 million, or 17.4%, to $1.1 billion during year ended December 31, 2010 when compared to December 31, 2009.  Our net interest rate spread increased 31 basis points to 3.61% during 2010 from 3.30% for 2009, primarily due to a 77 basis point decline in the weighted average cost of interest-bearing liabilities to 1.02% for the year ended December 31, 2010 from 1.79% during the year ended December 31, 2009.

           Interest and Dividend Income: For the year ended December 31, 2010, interest and dividend income increased $3.0 million, or 5.2%, to $60.9 million from $57.9 million in the prior year. Our average interest-earning assets for the year ended December 31, 2010, grew by $178.3 million, or 15.7%, to $1.3 billion from $1.1 billion in the prior year, while the yield on average interest-earning assets decreased 47 basis points to 4.63% from 5.10%. A decline of $6.4 million in the average balance of securities for the year ended December 31, 2010 when compared to December 31, 2009, coupled with a 163 basis point decline in the yield resulted in a $2.6 million or 35.9%, reduction in the interest and dividends on investments. Interest income on loans increased $5.7 million or 11.2%, to $56.1 million for the year ended December 31, 2010 from $50.5 million for the prior year due to an increase of $177.1 million or 19.3% in the average balance of loans, partially offset by a 37 basis point decline in the weighted average yield. Other interest income earned on federal funds sold and other short-term investments declined $76,000 to $150,000 for the year ended December 31, 2010 when compared to $226,000 for the year ended December 31, 2009. The decline was due to a 15 basis points reduction in the yield earned for the year ended December 31, 2010 when compared to December 31, 2009.

           Interest Expense: Interest expense for the year ended December 31, 2010 declined $5.8 million or 33.3%, to $11.6 million from $17.4 million for the year ended December 31, 2009. This primarily resulted from a 80 basis points decline in the average cost of interest-bearing deposits to 0.84% for the year ended December 31, 2010 from 1.64% during 2009.  The decrease in the cost of funds was primarily due to the impact the sustained low interest rate environment had on our time deposits during the year ended December 31, 2010. The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at a competitive rate and reduced our rate concession practices for customers who did not utilize multiple bank services. This resulted in a $40.5 million or 8.6%, decline in the average balance of time deposits for the year ended December 31, 2010 when compared to the average balance for the year ended December 31, 2009. The cash outflow of matured time deposits was offset with lower cost municipal deposit accounts opened by our new government banking group. The government banking group assisted in increasing the municipal NOW and money market accounts year-to-date average balance outstanding to $426.3 million at December 31, 2010 from $236.4 million at December 31, 2009.

           Average outstanding advances from the Federal Home Loan Bank of Boston were $66.6 million for the year ended December 31, 2010, a decrease of $10.4 million when compared to December 31, 2009. The average rate paid on these borrowings was 3.23% for the year ended December 31, 2010, or 32 basis lower than the average rate of 3.55% for the year 2009. The decrease in the average rate for Federal Home Loan Bank borrowings resulted from the maturity of $14.0 million of higher-cost borrowings in 2010 being replaced with $20.0 million of lower-cost borrowings as of December 31, 2010.

           Provision for Loan Losses:  Management recorded a provision for loan losses of $6.7 million for the year ended December 31, 2010 which is a decline of $1.2 million from the provision of $7.9 million recorded during the year ended December 31, 2009. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period primarily due to the slow economic recovery within our market area and the resulting increase in non-performing loans and delinquent loans.

           At December 31, 2010, the allowance for loan losses totaled $20.7 million, or 1.8% of total loans and 117.0% of non-performing loans, compared to an allowance for loan losses of $16.3 million which represented 1.6% of total loans and 109.9% of non-performing loans at December 31, 2009.  The increase of $4.4 million in allowance for loan losses in 2010 is primarily the result of a specific allocation of a $4.9 million nonperforming resort loan.

           Noninterest Income:

           The following table summarizes noninterest income for the year ended December 31, 2010 and December 31, 2009:

	For the Years Ended December 31,
	2010	2009	$ Change	% Change
(Dollars in thousands)
Other-than-temporary impairment
losses on securities	$-	$(160)	$160	(100.0)%
Fees for customer services	3,061	2,776	285	10.3%
Net gain on sales of investments	1,686	-	1,686	100.0%
Net gain on loans sold	822	86	736	855.8%
Brokerage and insurance fee income	377	394	(17)	(4.3)%
Bank owned life insurance income	667	490	177	36.1%
Other	438	107	331	309.3%
Total noninterest income	$7,051	$3,693	$3,358	90.9%

           Noninterest income increased by $3.4 million to $7.1 million for the year ended December 31, 2010, compared to $3.7 million for the year ending December 31, 2009. There were net gains from the sale of securities of $1.7 million in 2010 compared to no gains or losses experienced in the year ended December 31, 2009. We sold appreciated marketable equity securities and appreciated mortgage-backed securities to bolster our risk based capital ratio to ensure we remained well capitalized. Fees for customer services increased $285,000, or 10.3%, to $3.1 million for the year ended December 31, 2010 compared to $2.8 million for the year ended December 31, 2009 primarily due to increases of $120,000 in debit card exchange fees earned and $116,000 in cash management service fees. The gain on the sale of fixed-rate residential mortgage loans increased by $736,000 to $822,000 for the year ended December 31, 2010 when compared to the $86,000 gain during the same period in 2009 as a result of the commencement of our secondary marketing residential lending program in the third quarter of 2010. Income earned on bank-owned life insurance increased $177,000 in the year ended December 31, 2010 compared to the year ended December 31, 2009 as a result of our purchase of $5.0 million in additional insurance policies during the past year. We did not have any other-than-temporary impairment of securities in the year ended December 31, 2010 compared to a loss of $160,000 in the year ended December 31, 2009.  The increase in other noninterest income totaling $331,000 for the year ended December 31, 2010 is primarily due to a $104,000 increase in an income distribution on a limited partnership investment for the year ended December 31 2010 compared to the prior year.

           Noninterest Expense: The following table summarizes noninterest expense for the year ended December 31, 2010 and December 31, 2009:

	For the Years Ended December 31,
	2010	2009	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$23,221	$18,413	$4,808	26.1%
Occupancy expense	4,142	2,993	1,149	38.4%
Furniture and equipment expense	4,022	3,055	967	31.7%
FDIC assessment	1,760	2,172	(412)	(19.0)%
Marketing	2,583	1,588	995	62.7%
Other operating expenses	6,946	7,021	(75)	(1.1)%
Total noninterest expense	$42,674	$35,242	$7,432	21.1%

           Noninterest expense increased $7.4 million or 21.1% to $42.7 million for the year ended December 31, 2010 compared to $35.2 million for the year ended December 31, 2009. Salary and employee benefits expense increased $4.8 million which was mainly attributable to the addition of 48 full-time equivalent employees to support our commercial lending, accounting and loan workout areas, three new branches that opened during 2010 and the implementation of cash management, government banking and a small business lending department. In addition, salary and employee benefits increased by $676,000 for the year ended December 31, 2010 compared to 2009 in connection with supplemental retirement agreements entered into during December 2009 and a new phantom stock plan offered in 2009.  Occupancy expense increased $1.1 million or 38.4% to $4.1 million for the year ended December 31, 2010 compared to $3.0 million for 2009 due to expenses totaling $1.0 million relating to the occupation of our new leased corporate headquarters in October 2009 and $229,000 associated with the opening of our Glastonbury, Plainville and Berlin branches during 2010, which expense was partially offset by a $84,000 reduction in other occupancy expenses. The $967,000 increase in furniture and equipment expense in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of $451,000 of depreciation and other maintenance costs incurred in connection with the installation of new teller cash recyclers and coin counters in all of our branches, $417,000 in furniture and equipment depreciation and other costs incurred in connection with relocating to our new headquarters and $222,000 in depreciation and other costs in connection with three new branches opened during 2010, offset by a decrease in operating lease expense of $137,000 due to an early cancellation fee incurred in 2009. We moved to our new headquarters to promote greater efficiency, unify our departments and leadership team and create an environment to support our continued growth. We also incurred FDIC assessments of $1.8 million in the year ended December 31, 2010, representing a $412,000 decrease from the year ended December 31, 2009 primarily due to the $560,000 special assessment charged by the FDIC in 2009 in an effort to restore the FDIC insurance fund. Marketing expenses increased by $995,000 or 62.7% to $2.6 million largely due to the costs associated with the implementation of a marketing re-branding program related to our name change to Farmington Bank from Farmington Savings Bank, expenses incurred with the opening of three new branches and costs related to website upgrades. Other operating expense decreased by $75,000 to $6.9 million due to various decreases in operating costs during the year ended December 31, 2010 compared to the year ended December 31, 2009.

           Income Tax Provision: Income tax provision for the year ended December 31, 2010 was $2.1 million, an increase of $1.9 million from the year ended December 31, 2009.  The effective tax rate was 30.2% and 16.4% of pretax income for the year ended December 31, 2010 and 2009, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2010 and 2009 primarily due to the preferential tax treatment of corporate dividends received and non-taxable earnings on bank-owned life insurance and municipal investments.

           Net Interest Income Analysis: Average Balance Sheets, Interest and Yields/Costs

           The following tables present the average balance sheets, average yields and costs and certain other information for the years indicated therein. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero percent yield. The yields set forth below include the effect of net deferred costs and premiums that are amortized to interest income or expense.

	For The Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)

Interest-earning assets:
Loans	$1,194,804	56,883	4.76%	$1,095,848	56,131	5.12%	$918,703	50,480	5.49%
Securities	152,213	1,823	1.20%	139,824	4,620	3.30%	146,212	7,211	4.93%
Federal Home Loan Bank of Boston stock	7,449	16	0.21%	7,449	-	0.00%	7,448	-	0.00%
Fed Funds and other earning assets	135,973	303	0.22%	70,991	150	0.21%	63,466	226	0.36%
Total interest-earning assets	1,490,439	59,025	3.96%	1,314,112	60,901	4.63%	1,135,829	57,917	5.10%
Noninterest-earning assets	86,446			82,986			62,590
Total assets	$1,576,885			$1,397,098			$1,198,419

Interest-bearing liabilities:
NOW accounts	$252,381	632	0.25%	$272,652	1,087	0.40%	$105,409	449	0.43%
Money market	208,985	1,993	0.95%	153,696	1,282	0.83%	130,976	2,009	1.53%
Savings accounts	149,598	334	0.22%	132,677	341	0.26%	119,133	302	0.25%
Certificates of deposit	419,084	4,706	1.12%	430,934	5,619	1.30%	471,452	10,766	2.28%
Total interest-bearing deposits	1,030,048	7,665	0.74%	989,959	8,329	0.84%	826,970	13,526	1.64%
Advances from the Federal Home Loan Bank	66,314	2,061	3.11%	66,586	2,149	3.23%	77,024	2,738	3.55%
Repurchase Agreement Borrowing	21,000	721	3.43%	21,000	719	3.42%	21,000	719	3.42%
Repurchase liabilities	72,543	379	0.52%	60,600	416	0.69%	44,834	425	0.95%
Total interest-bearing liabilities	1,189,905	10,826	0.91%	1,138,145	11,613	1.02%	969,828	17,408	1.79%
Noninterest-bearing deposits	176,459			134,924			114,060
Other noninterest-bearing liabilities	30,018			25,596			21,009
Total liabilities	1,396,382			1,298,665			1,104,897
Stockholders’ Equity	180,503			98,433			93,522
Total liabilities and stockholders’ equity	$1,576,885			$1,397,098			$1,198,419

Net interest income		48,199			49,288			40,509
Net interest rate spread (1)			3.05%			3.61%			3.30%
Net interest-earning assets (2)	$300,534			$175,967			$166,001
Net interest margin (3)			3.23%			3.75%			3.57%
Average interest-earning assets to average interest-bearing liabilities		125.26%			115.46%			117.12%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	2011 vs. 2010			2010 vs. 2009
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net	$3,487	$(2,735)	$752	$8,701	$(3,050)	$5,651
Investment securities	448	(3,245)	(2,797)	(288)	(2,303)	(2,591)
Federal Home Loan Bank of Boston stock	-	16	16	-	-	-
Fed Funds and other interest-earning assets	144	9	153	31	(107)	(76)
Total interest-earning assets	4,079	(5,955)	(1,876)	8,444	(5,460)	2,984

Interest-bearing liabilities:
NOW accounts	(76)	(379)	(455)	638	-	638
Money market	496	215	711	459	(1,186)	(727)
Savings accounts	(7)	-	(7)	39	-	39
Certificates of deposit	(148)	(765)	(913)	(862)	(4,285)	(5,147)
Total interest-bearing deposits	265	(929)	(664)	274	(5,471)	(5,197)
Advances from the Federal Home Loan Bank	(7)	(81)	(88)	(326)	(263)	(589)
Repurchase agreement borrowing	2	-	2	-	-	-
Repurchase liabilities	168	(205)	(37)	(27)	18	(9)
Total interest-bearing liabilities	428	(1,215)	(787)	(79)	(5,716)	(5,795)

Increase (decrease) in net interest income	$3,651	$(4,740)	$(1,089)	$8,523	$256	$8,779

Management of Market and Interest Rate Risk

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

           We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans, including adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio and (iii) periodically lengthening the term structure of our borrowings from the FHLBB. Additionally, beginning in mid-2010 and throughout 2011, we began selling a portion of our fixed-rate residential mortgages to the secondary market. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

           Quantitative Analysis: An economic value of equity and an income simulation analysis are used to estimate our interest rate risk exposure at a particular point in time. We are most reliant on the income simulation method as it is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position and to manage the risk associated with interest rate movements. At least quarterly, our asset/liability committee reviews the potential effect that changes in interest rates could have on the repayment or repricing of rate sensitive assets and the funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

           Our asset/liability policy currently limits projected changes in net interest income to a maximum variance of (5.0%,10.0% and 15.0%) assuming a 100, 200 or 300 basis point interest rate shock, respectively, as measured over a 12 month period when compared to the flat rate scenario.

           At December 31, 2011, income at risk (i.e., the change in net interest income) increased 8.9% and 11.4% and decreased 3.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. At December 31, 2010, income at risk (i.e., the change in net interest income) decreased 5.7% and  9.8% and increased 2.4% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the years presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At December 31,
	2011	2010
300 basis point increase	8.86%	(5.74)%
400 basis point increase	11.36%	(9.75)%
100 basis point decrease	(3.90)%	2.38%

Liquidity and Capital Resources:

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows, fund operations and pay escrow obligations on items in our loan portfolio. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, principal repayment and prepayment of loans, the sale in the secondary market of loans held for sale, maturities and sales of investment securities and other short-term investments, periodic pay downs of mortgage-backed securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. In addition to our primary sources of liquidity, the net proceeds from our stock offering will enable us to maintain higher liquidity levels and provide us with sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2011.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2011, $90.3 million of our assets were invested in cash and cash equivalents compared to $18.6 million at December 31, 2010. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the years ended December 31, 2011 and 2010, loan originations and purchases, net of collected principal and loan sales, totaled $141.2 million and $124.6 million, respectively.  Cash received from the sales and maturities of investment securities totaled $422.5 million and $279.3 million for the years ended December 31, 2011 and 2010, respectively, with a net gain on sale of $89,000 and $1.7 million for the years ended December 31, 2011 and 2010, respectively. We purchased $395.1 million and $321.7 million of available-for-sale investment securities during the years ended December 31, 2011 and 2010, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At December 31, 2011, we had $63.0 million in advances from the FHLBB and an additional available borrowing limit of $203.1 million, compared to $71.0 million in advances and an additional available borrowing limit of $202.9 million at December 31, 2010, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $404.4 million and $354.2 million at December 31, 2011 and 2010, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at December 31, 2011.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $84.6 million on an overnight basis as of December 31, 2011. The funding arrangement was collateralized by $119.4 million in pledged commercial real estate loans as of December 31, 2011.

We had outstanding commitments to originate loans of $21.5 million and $45.4 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $245.5 million and $188.6 million at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011 and December 31, 2010, time deposits scheduled to mature in less than one year totaled $265.9 million and $362.7 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $84.6 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations

The following tables present information indicating various obligations made by us as of December 31, 2011 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
FHLB Advances (1)	$3,000	$41,000	$19,000	$-	$63,000
Interest expense payable on FHLB Advances	1,836	2,235	220	-	4,291
Repurchase agreement borrowings	-	-	10,500	10,500	21,000
Operating leases (2)	2,106	4,468	4,089	9,479	20,142
Other liabilities (3)	1,045	2,167	2,448	7,048	12,708
Total	$7,987	$49,870	$36,257	$27,027	$121,141

(1)           Secured under a blanket security agreement on qualifying assets, principally mortgage loans.
(2)           Represents non-cancelable operating leases for offices and office equipment.
(3)           Consists of estimated benefit payments over the next 10 years to retirees under unfunded nonqualified pension plans.

Other Commitments

The following tables present information indicating various other commitments made by us as of December 31, 2011 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Real estate loan commitments (1)	$21,483	$-	$-	$-	$21,483
Commercial lines of credit (2)	56,868	37,456	5,811	450	100,585
Unused portion of home equity lines of credit (2)	2,428	7,981	10,051	85,970	106,430
Unused portion of construction loans	7,108	16,160	-	-	23,268
Unused portion of resort loans	-	1,609	3,090	251	4,950
Unused revolving lines of credit	365	-	-	-	365
Standby letters of credit	4,668	962	4,222	73	9,925
Total	$92,920	$64,168	$23,174	$86,744	$267,006

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)  Commitments for loans are extended to customers for up to 60 days after which they expire.
(2)  Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than noted above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of First Connecticut Bancorp have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature, with relatively little investments in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Management believes that the impact of inflation on financial results depends on our ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Management has attempted to structure the mix of financial instruments and manage interest rate sensitivity in order to minimize the potential adverse effects of inflation or other market forces on net interest income and, therefore, earnings and capital.

Cautionary Statement Regarding Forward-Looking Information

This report contains “forward-looking statements.”  You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future.  These forward-looking statements include, but are not limited to:

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

●
The Dodd-Frank Act was signed into law on July 21, 2010 and has resulted in dramatic regulatory changes that affected the industry in general, and may impact our competitive position in ways that cannot be predicted at this time.

●	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry.

Any forward-looking statements made by or on behalf of us in this annual report on Form 10-K speak only as of the date of this annual report on Form 10-K. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature we may make in future filings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Management of Market and Interest Rate Risk.”

Item 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

(C)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(F)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 20 of the Notes to Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Connecticut Bancorp, Inc.

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of First Connecticut Bancorp, Inc. and its subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 27, 2012

First Connecticut Bancorp, Inc. Consolidated Statements of Condition

	December 31,
	2011	2010
(Dollars in thousands)
Assets
Cash and due from banks	$40,296	$18,608
Federal funds sold	50,000	-
Cash and cash equivalents	90,296	18,608
Securities held-to-maturity, at amortized cost	3,216	3,672
Securities available-for-sale, at fair value	135,170	163,008
Loans held for sale	1,039	862
Loans, net	1,295,177	1,157,917
Premises and equipment, net	21,379	21,907
Federal Home Loan Bank of Boston stock, at cost	7,449	7,449
Accrued income receivable	4,185	4,227
Bank-owned life insurance	30,382	19,657
Deferred income taxes	13,907	11,408
Prepaid expenses and other assets	15,450	7,915
Total assets	$1,617,650	$1,416,630
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$972,683	$958,319
Noninterest-bearing	192,317	150,186
	1,165,000	1,108,505
FHLB advances	63,000	71,000
Repurchase agreement borrowings	21,000	21,000
Mortgagors’ escrow accounts	11,682	9,717
Repurchase liabilities	64,466	84,029
Accrued expenses and other liabilities	40,522	27,386
Total liabilities	1,365,670	1,321,637

Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,880,200 shares issued and outstanding at December 31, 2011	179	-
Additional paid-in-capital	174,836	-
Unallocated common stock held by ESOP	(10,490)	-
Retained earnings	92,937	97,513
Accumulated other comprehensive loss	(5,482)	(2,520)
Total stockholders’ equity	251,980	94,993
Total liabilities and stockholders’ equity	$1,617,650	$1,416,630

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Operations
	For the Year Ended
	December 31,
(Dollars in thousands, except Per Share data)	2011	2010	2009
Interest income
Interest and fees on loans
Mortgage	$42,552	$42,404	$39,337
Other	14,331	13,727	11,143
Interest and dividends on investments
United States Government and agency obligations	1,373	4,013	6,497
Other bonds	191	229	305
Corporate stocks	275	378	409
Other interest income	303	150	226
Total interest income	59,025	60,901	57,917
Interest expense
Deposits	7,665	8,329	13,526
Interest on borrowed funds	2,061	2,149	2,738
Interest on repo borrowings	721	719	719
Interest on repurchase liabilities	379	416	425
Total interest expense	10,826	11,613	17,408
Net interest income	48,199	49,288	40,509
Provision for allowance for loan losses	4,090	6,694	7,896
Net interest income after provision for loan losses	44,109	42,594	32,613
Noninterest income
Other-than-temporary impairment losses on securities	-	-	(160)
Fees for customer services	3,355	3,061	2,776
Net gain on sales of investments	89	1,686	-
Net gain on loans sold	671	822	86
Brokerage and insurance fee income	189	377	394
Bank-owned life insurance income	725	667	490
Other	659	438	107
Total noninterest income	5,688	7,051	3,693
Noninterest expense
Salaries and employee benefits	28,605	23,221	18,413
Occupancy expense	4,534	4,142	2,993
Furniture and equipment expense	4,047	4,022	3,055
FDIC assessment	1,466	1,760	2,172
Marketing	2,474	2,583	1,588
Contribution to Farmington Bank Community Foundation, Inc.	6,877	-	-
Other operating expenses	8,309	6,946	7,021
Total noninterest expense	56,312	42,674	35,242
(Loss) income before income taxes	(6,515)	6,971	1,064
Income tax (benefit) expense	(2,475)	2,102	175
Net (loss) income	$(4,040)	$4,869	$889

Net loss per share (See Note 3):
Basic and Diluted (1)	$(0.29)	N/A	N/A

Weighted average shares outstanding:
Basic and Diluted	17,145,031	N/A	N/A

Pro forma net (loss) income per share (2):
Basic and Diluted	$(0.23)	$0.28	$0.05

(1)=
Net loss per share for the year ended December 31, 2011 reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to December 31, 2011.

(2)=	Pro forma net (loss) income per share assumes the Company’s shares are outstanding for all periods prior to the completion of the Plan of Conversion and Reorganization on June 29, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated Other
						Comprehensive (Loss) Income
						Unrealized Gain	Related to
				Unallocated		on Securities	Employee Benefits
			Additional	Common		Available-for-Sale,	Plans,
	Common Stock		Paid in	Shares Held	Retained	Net of	Net of
	Shares	Amount	Capital	by ESOP	Earnings	Tax Effect	Tax Effect	Total
(Dollars in thousands)
Balance at December 31, 2008	-	$-	$-	$-	$91,755	$413	$(1,505)	$90,663
Net income	-	-	-	-	889	-	-	889
Change in accumulated other comprehensive loss related to employee benefit plans, net of tax effects	-	-	-	-		-	(167)	(167)
Increase in unrealized gain on available-for-sale securities, net of tax effects	-	-	-	-		2,288	-	2,288
Total comprehensive income								3,010
Balance at December 31, 2009	-	-	-	-	92,644	2,701	(1,672)	93,673
Net income	-	-	-	-	4,869	-	-	4,869
Change in accumulated other comprehensive loss related to employee benefit plans, net of tax effects	-	-	-	-		-	(1,959)	(1,959)
Decrease in unrealized gain on available-for-sale securities, net of tax effects	-	-	-	-		(1,590)	-	(1,590)
Total comprehensive income								1,320
Balance at December 31, 2010	-	-	-	-	97,513	1,111	(3,631)	94,993
Issuance of common stock for initial public offering, net of expenses of $4.1 million (Note 1)	17,192,500	172	167,666	-	-	-	-	167,838
Issuance of common stock to Farmington Bank Community Foundation, Inc. including additional tax benefit due to higher basis for tax purposes	687,700	7	7,123	-	-	-	-	7,130
Purchase of common stock for Employee Stock Ownership Plan “ESOP”	-	-	-	(11,545)	-	-	-	(11,545)
ESOP shares committed to be released	-	-	47	1,055	-	-	-	1,102
Cash dividend paid ($0.03 per common share)	-	-	-	-	(536)	-	-	(536)
Comprehensive loss:
Net loss	-	-	-	-	(4,040)	-	-	(4,040)
Change in accumulated other comprehensive loss related to employee benefit plans, net of tax effects	-	-	-	-	-	-	(2,501)	(2,501)
Decrease in unrealized gain on available-for-sale securities, net of tax effects	-	-	-	-	-	(461)	-	(461)
Total comprehensive loss								(7,002)
Balance at December 31, 2011	17,880,200	$179	$174,836	$(10,490)	$92,937	$650	$(6,132)	$251,980

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities
Net (loss) income	$(4,040)	$4,869	$889
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Provision for allow ance for loan losses	4,090	6,694	7,896
Provision for off-balance sheet commitments	28	(16)	74
Depreciation and amortization	3,108	3,014	2,029
Net gain on sale of investments	(89)	(1,686)	-
Impairment losses on securities	-	-	160
Amortization of ESOP expense	1,102	-	-
Contribution of stock to Farmington Bank Community Foundation, Inc.	6,877	-	-
Loans originated for sale	(40,729)	(36,719)	-
Proceeds from the sale of loans held for sale	41,223	36,679	-
Net gain on loans sold	(671)	(822)	(86)
Loss on sale of foreclosed real estate	-	48	-
Accretion and amortization of investment security discounts and premiums, net	(110)	86	10
Amortization and accretion of loan fees and discounts, net	(356)	(312)	(64)
Decrease (increase) in accrued income receivable	42	(4)	270
Increase in cash surrender value of bank-ow ned life insurance	(725)	(667)	(498)
Deferred income tax benefit	(721)	(1,207)	(908)
(Increase) decrease in prepaid expenses and other assets	(7,471)	133	(6,470)
Increase (decrease) in accrued expenses and other liabilities	9,320	(1,214)	5,653
Net cash provided by operating activities	10,878	8,876	8,955
Cash flow from investing activities
Maturities of securities held-to-maturity	665	-	-
Sales and maturities of securities available-for-sale	422,464	279,259	65,120
Purchases of securities held-to-maturity	(209)	(662)	-
Purchases of securities available-for-sale	(395,126)	(321,725)	(5,070)
Purchase of Federal Home Loan Bank stock	-	-	(29)
Loan originations, net of principal repayments	(141,202)	(124,542)	(215,830)
Proceeds from sale of foreclosed real estate	144	374	-
Purchases of bank-ow ned life insurance	(10,000)	(5,007)	(6)
Purchases of premises and equipment	(2,580)	(4,649)	(8,410)
Net cash used in investing activities	(125,844)	(176,952)	(164,225)
Cash flows from financing activities
Proceeds from common stock offering, net of offering cost	167,838	-	-
Purchase of common stock for ESOP	(11,545)	-	-
Net (decrease) increase in borrow ings	(8,000)	9,000	(55,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	124,298	107,647	192,525
Net (decrease) increase in certificates of deposit	(67,803)	6,972	(2,723)
Net (decrease) increase in repurchase liabilities	(19,563)	33,943	15,904
Change in mortgagors’ escrow accounts	1,965	823	1,131
Cash dividend paid	(536)	-	-
Net cash provided by financing activities	186,654	158,385	151,837
Net increase (decrease) in cash and cash equivalents	71,688	(9,691)	(3,433)
Cash and cash equivalents at beginning of period	18,608	28,299	31,732
Cash and cash equivalents at end of period	$90,296	$18,608	$28,299
Supplemental disclosure of cash flow information
Cash paid for interest	$10,825	$11,611	$17,889
Cash paid for income taxes	858	3,382	1,225
Loans transferred to other real estate ow ned	208	238	1,387

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

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

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock issued in the offering.  As of December 31, 2011, the ESOP purchased 1,024,536, shares of common stock at a cost of $11.5 million. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

The consolidated financial statements include the accounts of First Connecticut Bancorp, Inc. and its wholly-owned subsidiary, Farmington Bank (formerly known as Farmington Savings Bank), (collectively, the “Company”).  Significant inter-company accounts and transactions have been eliminated in consolidation.

First Connecticut Bancorp, Inc.’s only subsidiary is Farmington Bank.  Farmington Bank’s main office is located in Farmington, Connecticut.  Farmington Bank operates seventeen full service branch offices and four limited services offices in central Connecticut.  Farmington Bank’s primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank’s service area.

Wholly-owned subsidiaries of Farmington Bank include Farmington Savings Loan Servicing, Inc., a passive investment company that was established to service and hold loans collateralized by real property; Village Investments, Inc. presently inactive; the Village Corp., Limited, a subsidiary that holds certain real estate; 28 Main Street Corp., a subsidiary that holds residential other real estate owned; Village Management Corp., presently inactive and Village Square Holdings, Inc., a subsidiary that holds certain bank premises and other real estate.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the year.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, investment security other-than-temporary impairment judgments, investment security valuation and pension and post-retirement expenses.

Significant Group Concentrations of Credit Risk

Most of the Company’s lending activities are with customers located within the New England region of the country. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

The Company defines cash and cash equivalents for consolidated cash flow purposes as cash due from banks, federal funds sold and money market funds. Cash flows from loans and deposits are reported net.  The balances of cash and due from banks, federal funds sold and money market funds, at times, may exceed federally insured limits.  The Company has not experienced any losses from such concentrations.

Investment Securities

Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities).  Management determines the appropriate classifications of securities at the time of purchase.  At December 31, 2011 and 2010, the Company had no debt or equity securities classified as trading.  Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity.  All other securities not included in held to maturity are classified as available for sale.  Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.  Available for sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.  Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 320-Debt and Equity Securities, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”) resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporary impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded.  Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

Federal Home Loan Bank of Boston Stock

The Company, which is a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”). Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock.  On January 29, 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility.  That notification outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, and an increased retained earnings target, and suspension of its quarterly dividend payment. They have recently begun paying a modest dividend but there can be no guarantee of future dividends. On February 23, 2012, the FHLBB notified its members it will begin repurchasing capital stock in excess of what is required from its members.  The FHLLB repurchased $312,000 of capital stock from the Company on March 9, 2012.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2011 and 2010, no impairment has been recognized.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date.

Loans

The Company’s loan portfolio segments include residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction includes classes for commercial and residential construction.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. When loans are prepaid, sold or participated out, the unamortized portion is recognized as income or expense at that time.

Loan origination fees and direct loan origination costs (including loan commitment fees) are deferred, and the net amount is recognized as an adjustment of the related loan’s yield utilizing the interest method over the contractual life of the loan. When loans are prepaid, sold or participated out, the unamortized portion is recognized as income or expense at that time.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Interest on loans is accrued and recognized in interest income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are 90 days or more past due or when, in the judgment of management, collectability of the loan or loan interest becomes uncertain. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with contractual terms involving payment of cash or cash equivalents. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. If a residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort loan is on non-accrual status or is considered to be impaired, cash payments are applied first to interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful.

The policy for determining past due or delinquency status for all loan portfolio segments is based on the number of days past due or the contractual terms of the loan. A loan is considered delinquent when the customer does not make their payments due according to their contractual terms. A loan can be demanded at any time if the loan is delinquent or if the borrower fails to meet any other agreed upon terms and conditions.

On a quarterly basis, our loan policy requires that we evaluate for impairment all commercial real estate, construction, commercial and resort loan segments that are classified as non-accrual, loans secured by real property in foreclosure or are otherwise likely to be impaired, non-accruing residential and installment loan segments greater than $100,000 and all troubled debt restructurings.

Nonperforming loans consist of non-accruing loans and loans past due more than 90 days and still accruing interest.

Allowance for Loan Losses

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – Residential real estate loans are generally originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. The Company does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Typically, all fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, may have an effect on the credit quality in this segment. Management generally obtains rent rolls and other financial information, as appropriate on an annual basis and continually monitors the cash flows of these loans.

Construction loans – Loans in this segment include commercial construction loans, real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. In addition, construction subdivision loans and commercial and residential construction loans to contractors and developers entail additional risks as compared to single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. Real estate subdivision development loans to developers, licensed contractors and builders for the construction are generally speculative real estate development loans for which payment is derived from sale of the property. Credit risk may be affected by cost overruns, time to sell at an adequate price, and market conditions. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Residential construction credit quality may be impacted by the overall health of the economy, including unemployment rates and housing prices.

Installment, Collateral, Demand and Revolving Credit – Loans in these segments include installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. Excluding collateral loans which are fully collateralized by a deposit account, repayment for loans in these segments are dependent on the credit quality of the individual borrower.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Home equity line of credit – Loans in this segment include home equity loans and lines of credit underwritten with a loan-to-value ratio generally limited to no more than 80%, including any first mortgage. Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

Resort – Loans in this segment include direct receivable and inventory loans, loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. The Company currently owns a limited amount of inventory loans. Receivable loans, which account for 94% of the resort portfolio at December 31, 2011, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate, construction, commercial and resort loans by the present value of expected cash flows discounted at the effective interest rate; the fair value of the collateral, if applicable; or the observable market price for the loan. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement or they are nonaccrual loans with outstanding balances of $100,000 or more.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Management updates the analysis quarterly. The assumptions used in appraisals are reviewed for appropriateness. Updated appraisals or valuations are obtained as needed or adjusted to reflect the estimated decline in the fair value based upon current market conditions for comparable properties.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

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

Beginning in 2007 and continuing in 2011, softening real estate markets and generally weak economic conditions have lead to declines in collateral values and stress on the cash flows of borrowers.  These adverse economic conditions could continue into 2012, and may negatively impact the Company’s borrowers, resulting in increases in charge-offs, delinquencies and non-performing loans and lower valuations for the Company’s impaired loans.  This in turn, could impact significant estimates such as the allowance for loan losses and the effect could be material.

Mortgage Servicing Rights

The Company capitalizes mortgage servicing rights for loans originated and then sold with servicing retained based on the fair market value on the origination date.  The cost basis of mortgage servicing rights is amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statements of income as a reduction of mortgage servicing fee income.  Mortgage servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value.  An independent appraisal of the fair value of the Company’s mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the fair value estimates. Management reviews the independent appraisal and performs procedures to determine appropriateness.  Impairment is recognized as an adjustment to mortgage servicing rights and mortgage servicing income.

Bank Owned Life Insurance

Bank owned life insurance (“‘BOLI”) represents life insurance on certain employees who have consented to allow the Company to be the beneficiary of those policies.  BOLI is recorded as an asset at cash surrender value.  Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans.  The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure.  At the time these properties are foreclosed, the properties are initially recorded at the lower of the related loan balance less any specific allowance for loss or fair value at the date of foreclosure less estimated selling costs.  Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.  Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Condition, total prepaid expenses and other assets include foreclosed real estate of $302,000 and $238,000 as of December 31, 2011 and 2010, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years for furniture and equipment and five to forty years for premises.  Leasehold improvements are amortized on a straight-line basis over the term of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter.  Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.

Derivative Financial Instruments

Interest rate swap derivatives not designated as hedges are offered to certain qualifying commercial customers and to manage the Company’s exposure to interest rate movements and do not meet the hedge accounting parameters under FASB ASC 815 “Derivatives and Hedging”. Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value. Changes in the fair value of derivatives not designated in hedging relationships are recognized directly in earnings.

Pension and Other Postretirement Benefit Plans

We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2007 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined in the Plan Document. Our funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Security Act of 1974.

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before January 1, 1993 become eligible for the benefits if they retire after reaching age 62 with fifteen or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. We accrue for the estimated costs of these other post-retirement benefits through charges to expense during the years that employees render service. We make contributions to cover the current benefits paid under this plan. Management believes the policy for determining pension and other post-retirement benefit expenses is critical because judgments are required with respect to the appropriate discount rate, rate of return on assets, salary increases and other items. Management reviews and updates the assumptions annually. If our estimate of pension and post-retirement expense is too low we may experience higher expenses in the future, reducing our net income. If our estimate is too high, we may experience lower expenses in the future, increasing our net income.

Repurchase Liabilities

Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Securities are sold to a counterparty with an agreement to repurchase the same or substantially the same security at a specified price and date. The Company has repurchase agreements with commercial or municipal customers that are offered as a commercial banking service. Customer repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Treasury Bills or other U.S. Government securities. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheets. The Company does not record transactions of repurchase agreements as sales. The securities underlying the repurchase agreements remain in the available-for-sale investment securities portfolio.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

Effective January 1, 2010, the Company adopted accounting guidance pertaining to the transfers of financial assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Fee Income

Fee income for customer services which are not deferred are recorded on an accrual basis when earned.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides a deferred tax asset valuation allowance for the estimated future tax effects attributable to temporary differences and carryforwards when realization is determined not to be more likely than not.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

FASB ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.  Pursuant to FASB ASC 740-10, the Company examines its financial statements, its income tax provision and its federal and state income tax returns and analyzes its tax positions, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  The Company recognizes interest and penalties arising from income tax settlements as part of its provision for income taxes.

Comprehensive Income

The purpose of presenting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the years ended December 31, 2011, 2010 and 2009 in the Consolidated Statement of Changes in Capital Accounts. The components of comprehensive income are presented in Note 18 of the Notes to Consolidated Financial Statements.

Segment Reporting

The Company’s only business segment is Community Banking. For the years ended December 31, 2011, 2010 and 2009, this segment represented all the revenues and income of the consolidated group and therefore is the only reported segment as defined by FASB ASC 820, Segment Reporting.

Related Party Transactions

Directors and executive officers of the Company and its subsidiaries and their associates have been customers of and have had transactions with the Company, and management expects that such persons will continue to have such transactions in the future. See Note 5 of the Notes to Consolidated Financial Statements for further information with respect to loans to related parties.

Reclassifications

Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current year presentation.

Recent Accounting Pronouncements

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” On April 5, 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The Company adopted the provisions of ASU No. 2011-02 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011.  The adoption of this guidance did not require any changes to the allowance as each troubled debt restructuring identified was either previously partially charged-off or was adequately secured by collateral.  See Note 5 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-02.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” In April 2011, the FASB issued ASU No. 2011-03 to clarify the determination of whether an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. The changes remove from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. This change is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to new transactions or modifications of existing transactions after the effective date. The Company is currently evaluating the impact of the adoption of this accounting standards update on its consolidated financial statements and does not expect the application of this guidance will have a material impact as the Company has been accounting for its repurchase agreements as secured financings.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

In December 2011, the FASB issued ASU No. 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05. This update to Comprehensive Income (Topic 220) defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The deferral supersedes only the paragraphs pertaining to how and where reclassification adjustments are presented. The amendments in this update are effective for public entities for reporting periods, beginning after December 15, 2011.

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. At December 31, 2011 and 2010, the Company was required to have cash and liquid assets of approximately $833,000 to meet these requirements. The Company maintains a compensating balance of $1.0 million to partially offset service fees charged by the Federal Reserve Bank.

3.	Earnings Per Share

Basic net (loss) income per common share is calculated by dividing the net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed in a manner similar to basic net (loss) income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock (i.e. stock options) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding during the year. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted (loss) income per common share.

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

The following table sets forth the calculation of basic and diluted loss per common share for the period from June 29, 2011 to December 31, 2011:

(Dollars in thousands, except Per Share data):

Net loss	$(4,905)

Weighted-average common shares	17,145,031

Net loss per common share:
Basic and Diluted	$(0.29)

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

4.	Investment Securities

Investment securities at December 31, 2011 are summarized as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$80,999	$-	$-	$80,999
U.S. Government agency obligations	27,003	12	(9)	27,006
Government sponsored residential
mortgage-backed securities	19,254	1,302	(11)	20,545
Corporate debt securities	1,000	175	-	1,175
Trust preferred debt securities	42	-	-	42
Preferred equity securities	2,100	112	(639)	1,573
Marketable equity securities	348	22	(4)	366
Mutual funds	3,439	25	-	3,464
Total securities available-for-sale	$134,185	$1,648	$(663)	$135,170
Held-to-maturity
Government sponsored residential
mortgage-backed securities	$7	$-	$-	$7
Municipal debt securities	209	-	-	209
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,216	$-	$-	$3,216

At December 31, 2011, the net unrealized gain on securities available for sale of $985,000, net of income taxes of $335,000 or $650,000, is included in accumulated other comprehensive income.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

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

At December 31, 2010, the net unrealized gain on securities available for sale of $1.7 million, net of income taxes of $572,000 or $1.1 million, is included in accumulated other comprehensive income.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at December 31, 2011 and 2011:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
December 31, 2011
Available-for-sale:
U.S. Government agency obligations	$16,994	$(9)	$-	$-	$16,994	$(9)
Government sponsored residential mortgage-backed securities	776	(9)	124	(2)	900	(11)
Preferred equity securities	87	(13)	1,374	(626)	1,461	(639)
Marketable equity securities	-	-	3	(4)	3	(4)
	$17,857	$(31)	$1,501	$(632)	$19,358	$(663)

December 31, 2010
Available-for-sale:
Government sponsored residential mortgage-backed securities	$-	$-	$335	$(2)	$335	$(2)
Preferred equity securities	95	(5)	1,722	(288)	1,817	(293)
Marketable equity securities	-	-	5	(2)	5	(2)
	$95	$(5)	$2,062	$(292)	$2,157	$(297)

The Company believes that no individual unrealized loss as of December 31, 2011 and 2010 represents a credit-related other-than-temporary impairment, based on its detailed monthly review of the securities portfolio.  Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost.  The Company also considers whether the depreciation is due to interest rates or credit risk.

The unrealized losses on preferred equity securities relate to two preferred equity securities that are both rated Baa2 by Moody’s as of December 31, 2011. One preferred equity security has been in a loss position for 12 months or more and the other one has been in a loss position less than twelve months. A detailed review of the preferred equity securities was completed by the Company and procedures included an analysis of its December 31, 2011 audited financial statements and the Company concluded that the preferred equity securities are not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

The Company recorded no other-than-temporary impairment charges during the years ended December 31, 2011 and 2010.  During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $160,000 relating to one trust preferred debt security.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

There were gross realized gains of $89,000 and no gross realized losses on sales of securities available for sale for the year ended December 31, 2011. There were gross realized losses of $164,000 and $1.9 million gross realized gains on sales of securities available for sale for the year ended December 31, 2010. There were no gross realized gains or losses on sales of securities available for sale for the year ended December 31, 2009.

As of December 31, 2011 and 2010, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $128.5 million and $156.4 million, respectively, were pledged as collateral for treasury, tax and loan deposits, public funds and retail liabilities.

The amortized cost and estimated market value of debt securities at December 31, 2011 and 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	December 31, 2011
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$80,999	$80,999	$209	$209
Due after one year through five years	27,503	27,590	-	-
Due after five years through ten years	500	591	-	-
Due after ten years	42	42	3,000	3,000
Government sponsored residential
mortgage-backed securities	19,254	20,545	7	7
	$128,298	$129,767	$3,216	$3,216

	December 31, 2010
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$112,973	$112,975	$663	$663
Due after one year through five years	11,004	11,080	-	-
Due after five years through ten years	1,000	1,052	-	-
Due after ten years	44	44	3,000	3,000
Government sponsored residential
mortgage-backed securities	30,516	32,294	9	9
	$155,537	$157,445	$3,672	$3,672

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $7.4 million of FHLBB capital stock as of December 31, 2011 and 2010, which is equal to its FHLBB capital stock requirement.

The Company received FHLBB dividends totaling $16,000 for the year ended December 31, 2011, of which $6,000 represented a 4th quarter 2010 dividend.  The FHLBB’s management reported that their board of directors anticipates that it will continue to declare modest cash dividends, but cautioned that adverse events such as a negative trend in credit losses on the FHLBB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at December 31, 2011 and 2010.  Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis.  The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of December 31, 2011 and 2010.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	December 31,	December 31,
	2011	2010
(Dollars in thousands)
Real estate
Residential	$503,361	$453,557
Commercial	408,169	361,838
Construction	46,381	46,623
Installment	10,333	12,597
Commercial	154,300	112,535
Collateral	2,348	1,941
Home equity line of credit	109,771	81,837
Demand	41	227
Revolving credit	90	84
Resort	75,363	105,215
Total loans	1,310,157	1,176,454
Less:
Allowance for loan losses	(17,533)	(20,734)
Net deferred loan costs	2,553	2,197
Loans, net	$1,295,177	$1,157,917

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

A summary of changes in the allowance for loan losses for the years ended December 31, 2011 and 2010:
	As of December 31,
(Dollars in thousands)	2011	2010
Balance at beginning of period	$20,734	$16,316
Provision for loan losses	4,090	6,694
Charge-offs	(7,323)	(2,358)
Recoveries	32	82
Balance at end of period	$17,533	$20,734

Changes in the allowance for loan losses by segments for the year ended December 31, 2011 are as follows:
	For the Year Ended December 31, 2011
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	period	Charge-offs	Recoveries	loan losses	end of period
(Dollars in thousands)
Real estate
Residential	$3,056	$(411)	$-	$229	$2,874
Commercial	7,726	(1,314)	-	2,343	8,755
Construction	524	-	-	66	590
Installment	115	(28)	2	3	92
Commercial	1,564	(517)	12	1,081	2,140
Collateral	-	-	-	-	-
Home equity line of credit	558	(114)	-	851	1,295
Demand	3	-	18	(21)	-
Revolving credit	-	(59)	-	59	-
Resort	7,188	(4,880)	-	(521)	1,787
Unallocated	-	-	-	-	-
	$20,734	$(7,323)	$32	$4,090	$17,533

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Changes in the allowance for loan losses by segments for the year ended December 31, 2010 are as follows:

	For the Year Ended December 31, 2010
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	period	Charge-offs	Recoveries	loan losses	end of period
(Dollars in thousands)
Real estate
Residential	$2,138	$(1,152)	$-	$2,070	$3,056
Commercial	6,890	(1,138)	48	1,926	7,726
Construction	1,538	-	-	(1,014)	524
Installment	124	(3)	13	(19)	115
Commercial	2,828	(8)	15	(1,271)	1,564
Collateral	-	-	-	-	-
Home equity line of credit	487	-	-	71	558
Demand	1	(25)	6	21	3
Revolving credit	-	(32)	-	32	-
Resort	2,310	-	-	4,878	7,188
Unallocated	-	-	-	-	-
	$16,316	$(2,358)	$82	$6,694	$20,734

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table lists the allocation of the allowance by impairment methodology and by loan segment at December 31, 2011 and 2010:

Loans individually evaluated for impairment:

	December 31, 2011		December 31, 2010
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Real estate
Residential	$10,632	$459	$7,001	$358
Commercial	17,660	1,245	14,211	260
Construction	994	34	897	-
Installment	-	-	-	-
Commercial	8,099	17	2,795	-
Collateral	-	-	-	-
Home equity line of credit	1,555	455	1,228	48
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	2,054	1	4,880	4,880
Total	$40,994	$2,211	$31,012	$5,546

Loans collectively evaluated for impairment:

	December 31, 2011		December 31, 2010
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Real estate
Residential	$494,949	$2,415	$448,553	$2,698
Commercial	390,466	7,510	347,625	7,466
Construction	45,346	556	45,715	524
Installment	10,333	92	12,597	115
Commercial	146,755	2,123	110,057	1,564
Collateral	2,348	-	1,941	-
Home equity line of credit	108,219	840	80,609	510
Demand	41	-	227	3
Revolving Credit	90	-	84	-
Resort	73,169	1,786	100,231	2,308
Total	$1,271,716	$15,322	$1,147,639	$15,188
Unallocated	-	-	-	-
Total	$1,312,710	$17,533	$1,178,651	$20,734

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following is a summary of loan delinquencies at recorded investment value at December 31, 2011 and 2010:

	December 31, 2011
(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total		Past Due 90 Days or More and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate
Residential	12	$2,955	4	$730	17	$7,926	33	$11,611	$-
Commercial	1	963	-	-	9	2,934	10	3,897	-
Construction	-	-	-	-	2	484	2	484	-
Installment	5	22	1	78	2	63	8	163	-
Commercial	-	-	-	-	8	802	8	802	-
Collateral	9	70	-	-	-	-	9	70	-
Home equity line of credit	3	204	-	-	6	1,555	9	1,759	-
Demand	1	16	-	-	1	25	2	41	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	31	$4,230	5	$808	45	$13,789	81	$18,827	$-

	December 31, 2010
(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total		Past Due 90 Days or More and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate
Residential	6	$1,273	6	$4,624	10	$4,128	22	$10,025	$-
Commercial	2	456	2	793	6	3,160	10	4,409	-
Construction	-	-	-	-	2	897	2	897	-
Installment	4	25	-	-	5	98	9	123	-
Commercial	5	456	-	-	10	761	15	1,217	-
Collateral	4	42	-	-	-	-	4	42	-
Home equity line of credit	2	100	1	24	5	1,843	8	1,967	-
Demand	-	-	-	-	1	25	1	25	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	23	$2,352	9	$5,441	39	$10,912	71	$18,705	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Nonperforming assets were:

	December 31,	December 31,
(Dollars in thousands)	2011	2010
Nonaccrual loans:
Real estate
Residential	$9,224	$5,209
Commercial	2,934	3,693
Construction	484	898
Installment	209	124
Commercial	956	862
Collateral	-	-
Home equity line of credit	1,669	2,031
Demand	25	25
Revolving Credit	-	-
Resort	-	4,880
Total nonaccruing loans	15,501	17,722
Loans 90 days past due and still accruing	-	-
Real estate owned	302	238
Total nonperforming assets	$15,803	$17,960

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following is a summary of impaired loans at December 31, 2011:

	December 31, 2011
						Cash-basis
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate
Residential	$4,397	$4,733	$-	$5,042	$425	$425
Commercial	9,362	9,542	-	8,925	363	363
Construction	510	510	-	128	7	7
Installment	-	-	-	-	-	-
Commercial	7,366	7,356	-	4,806	230	228
Collateral	-	-	-	-	-	-
Home equity line of credit	556	627	-	844	7	7
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	136	134	-	34	-	-
Total	22,327	22,902	-	19,779	1,032	1,030

Impaired loans with a valuation allowance:
Real estate
Residential	6,235	6,504	459	5,876	61	61
Commercial	8,298	9,390	1,245	7,613	611	611
Construction	484	730	34	574	-	-
Installment	-	-	-	-	-	-
Commercial	733	746	17	398	22	22
Collateral	-	-	-	-	-	-
Home equity line of credit	999	999	455	814	2	2
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,918	1,916	1	1,700	16	16
Total	18,667	20,285	2,211	16,975	712	712
Total impaired loans	$40,994	$43,187	$2,211	$36,754	$1,744	$1,742

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans at December 31, 2010:

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate
Residential	$2,710	$2,703	$-
Commercial	7,974	8,982	-
Construction	897	1,143	-
Installment	-	-	-
Commercial	2,795	2,803	-
Collateral	-	-	-
Home equity line of credit	999	999	-
Demand	-	-	-
Revolving Credit	-	-	-
Resort	-	-	-
Total	15,375	16,630	-

Impaired loans with a valuation allowance:
Real estate
Residential	4,291	4,306	358
Commercial	6,237	6,237	260
Construction	-	-	-
Installment	-	-	-
Commercial	-	-	-
Collateral	-	-	-
Home equity line of credit	229	300	48
Demand	-	-	-
Revolving Credit	-	-	-
Resort	4,880	4,880	4,880
Total	15,637	15,723	5,546
Total impaired loans	$31,012	$32,353	$5,546

	Years Ended December 31,
	2010	2009

Average investment in impaired loans	$27,741	$9,900

Interest income recognized on impaired loans	$347	$301

Interest income recognized on a cash basis on impaired loans	$347	$301

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Troubled Debt Restructuring

A loan is considered a troubled debt restructuring (“TDR”) when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower in modifying or renewing the loan that we would not otherwise consider. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a reduction in the interest rate to market rate or below, a change in the term or movement of past due amounts to the back-end of the loan or refinancing. A loan is placed on non-accrual status upon being restructured, even if it was not previously, unless the modified loan was current for the six months prior to its modification and we believe the loan is fully collectable in accordance with its new terms. Our policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months and one calendar year-end. All troubled debt restructurings are classified as impaired loans and are reviewed for impairment by management on a quarterly basis per our policy.  Management has reviewed the potential TDR population from the beginning of 2011, under ASU No. 2011-02, to affirm the classification presented herewith.

The recorded investment balance of TDRs approximated $31.3 million and $27.0 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $23.5 million and $16.9 million while TDRs on nonaccrual status were $7.8 million and $10.1 million at December 31, 2011 and 2010, respectively. At December 31, 2011, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At December 31, 2011 and 2010, the allowance for loan losses included specific reserves of $2.0 million and $5.5 million related to TDRs, respectively. For the years ended December 31, 2011 and 2010, the Bank had charge-offs totaling $6.4 million and $765,000, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds available to borrowers in TDR status was $1.8 million and $6,000 at December 31, 2011 and 2010, respectively. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table presents information on loans whose terms had been modified in a troubled debt restructuring at December 31, 2011 and 2010:

	December 31, 2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate
Residential	3	$1,075	5	$5,072	8	$6,147
Commercial	10	13,760	2	1,254	12	15,014
Construction	1	510	1	484	2	994
Installment	-	-	-	-	-	-
Commercial	10	6,116	-	-	10	6,116
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	2,054	-	-	2	2,054
Total	26	$23,515	9	$7,809	35	$31,324

	December 31, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate
Residential	5	$4,449	2	$697	7	$5,146
Commercial	5	10,544	3	2,449	8	12,993
Construction	-	-	2	897	2	897
Installment	-	-	-	-	-	-
Commercial	5	1,932	1	146	6	2,078
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	1	4,880	1	4,880
Total	15	$16,925	10	$10,068	25	$26,993

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table includes the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the year ended December 31, 2011:

	For the Year Ended December 31, 2011
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(Dollars in thousands)	Modifications	Modification	Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	7	$6,094	$5,727
Commercial	6	7,410	7,339
Construction	1	510	510
Installment	-	-	-
Commercial	9	6,017	5,817
Collateral	-	-	-
Home equity line of credit	-	-	-
Demand	-	-	-
Revolving Credit	-	-	-
Resort	2	2,077	2,054
Total	25	$22,108	$21,447

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions for the year ended December 31, 2011.
	For the Year Ended December 31, 2011
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	7	$-	$397	$-	$5,330	$5,727
Commercial	6	3,678	-	3,661	-	7,339
Construction	1	510	-	-	-	510
Installment	-	-	-	-	-	-
Commercial	9	4,301	-	1,423	93	5,817
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	-	-	-	2,054	2,054
Total	25	$8,489	$397	$5,084	$7,477	$21,447

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

A loan is considered to be in default once it is more than 30 days past due following a modification.  There was one residential loan totaling $272,000 that defaulted during the year ended December 31, 2011 and had been modified in a TDR during the 12 month period preceding the default date.

Credit Quality Information

At the time of loan origination, a risk rating based on a nine point grading system is assigned to each commercial-related loan based on the loan officer’s and management’s assessment of the risk associated with each particular loan. This risk assessment is based on an in depth analysis of a variety of factors. More complex loans and larger commitments require that our internal credit risk management department further evaluate the risk rating of the individual loan or relationship, with credit risk management having final determination of the appropriate risk rating. These more complex loans and relationships receive ongoing periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. Our risk rating system is designed to be a dynamic system and we grade loans on a “real time” basis. The Company places considerable emphasis on risk rating accuracy, risk rating justification, and risk rating triggers. Our risk rating process has been enhanced with our implementation of industry-based risk rating “cards.” The cards are used by our loan officers and promote risk rating accuracy and consistency on an institution-wide basis. Most loans are reviewed annually as part of a comprehensive portfolio review conducted by management and/or by our independent loan review firm. More frequent reviews of loans rated low pass, special mention, substandard and doubtful are conducted by our credit risk management department. We utilize an independent loan review consulting firm to review our rating accuracy and the overall credit quality of our loan portfolio. The review is designed to provide an evaluation of the portfolio with respect to risk rating profile as well as with regard to the soundness of individual loan files.  The individual loan reviews include an analysis of the creditworthiness of obligors, via appropriate key ratios and cash flow analysis and an assessment of collateral protection.  The consulting firm conducts two loan reviews per year aiming at a 65.0% or higher commercial and industrial loans and commercial real estate portfolio penetration. Summary findings of all loan reviews performed by the outside consulting firm are reported to our board of directors and senior management upon completion.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Loans rated 8:   Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:   Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

The following tables present the Company’s loans by risk rating at December 31, 2011 and 2010:

	December 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$490,805	$2,079	$10,477	$-	$503,361
Commercial	370,688	14,480	23,001	-	408,169
Construction	42,492	200	3,689	-	46,381
Installment	10,051	66	216	-	10,333
Commercial	135,953	3,020	15,327	-	154,300
Collateral	2,348	-	-	-	2,348
Home equity line of credit	107,421	432	1,918	-	109,771
Demand	16	-	25	-	41
Revolving Credit	90	-	-	-	90
Resort	57,093	5,885	12,385	-	75,363
Total Loans	$1,216,957	$26,162	$67,038	$-	$1,310,157

	December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$442,255	$2,025	$9,277	$-	$453,557
Commercial	319,383	13,418	29,037	-	361,838
Construction	38,791	1,611	6,221	-	46,623
Installment	12,452	13	132	-	12,597
Commercial	92,015	5,833	14,687	-	112,535
Collateral	1,933	8	-	-	1,941
Home equity line of credit	79,468	277	2,092	-	81,837
Demand	202	-	25	-	227
Revolving Credit	84	-	-	-	84
Resort	84,981	-	20,234	-	105,215
Total Loans	$1,071,564	$23,185	$81,705	$-	$1,176,454

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

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

Mortgage Servicing Rights

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $497,000 and $349,000 as of December 31, 2011 and 2010, respectively.  The fair value of these mortgage servicing rights approximated $594,000 and $457,000 as of December 30, 2011 and 2010, respectively.

The principal balance of loans serviced for others, which are not included in the accompanying statements of condition totaled $77.6 million and $52.9 million at December 31, 2011 and 2010, respectively.

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.

Changes in loans to related parties were as follows:

	At December 31,
	2011	2010
(Dollars in thousands)
Balance, at beginning of year	$831	$1,039
Loans to related parties who terminated services	-	(345)
Addition of related parties during the year	-	-
Additional loans and advances	45	436
Repayments	(315)	(299)
Balance, at end of year	$561	$831

All related party loans as of December 31, 2011 and 2010 were performing according to their credit terms.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

6.	Premises and Equipment

The following is a summary of the premises and equipment accounts:

	As of December 31,
	2011	2010
(Dollars in thousands)
Land	$2,198	$2,198
Premises and leasehold improvements	20,210	19,261
Furniture and equipment	24,226	22,595
	46,634	44,054
Less: accumulated depreciation and amortization	(25,255)	(22,147)
	$21,379	$21,907

For the years ended December 31, 2011, 2010, and 2009 depreciation and amortization expense was $3.1 million, $3.0 million, and $2.0 million, respectively.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at December 31, 2011 and 2010.  The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million and $10.0 million at December 31, 2011 and 2010, respectively, which was undrawn at December 31, 2011 and 2010.  During 2011, the Company entered into a $3.5 million unsecured line of credit agreement with a bank which expires on December 31, 2012.  The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at December 31, 2011.

During 2010, the Company entered into the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $84.6 million and $90.0 million on an overnight basis at December 31, 2011 and 2010, respectively, and was undrawn as of December 31, 2011 and 2010. The funding arrangement was collateralized by $119.4 million and $150.0 million in pledged commercial real estate loans as of December 31, 2011 and 2010, respectively.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

FHLBB advances consist of the following as of December 31, 2011 and 2010:

(Dollars in thousands)			As of December 31,
Advance Date	Interest Rate	Maturity Date	2011	2010

12/31/10	0.38%	01/03/11	$-	$3,000
08/29/08	3.91%	08/29/11	-	5,000
04/11/08	3.17%	04/11/12	3,000	3,000
04/11/08	3.40%	04/11/13	9,000	9,000
08/29/08	4.26%	08/29/13	5,000	5,000
12/26/08	3.31%	12/26/13	8,000	8,000
12/26/08	3.17%	12/26/13	2,000	2,000
10/05/09	2.72%	04/07/14	10,000	10,000
01/25/10	2.52%	07/25/14	7,000	7,000
04/11/08	3.83%	04/13/15	6,000	6,000
07/12/10	2.25%	07/13/15	7,000	7,000
07/20/10	2.11%	07/20/15	6,000	6,000
			$63,000	$71,000

Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $486.3 million and $439.7 million at December 31, 2011 and 2010, respectively. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $25.0 million and cash of $451,000.  Outstanding borrowings are as follows:

(Dollars in thousands)			As of December 31,
Advance Date	Interest Rate	Maturity Date	2011	2010

March 13, 2008	3.34%	3/13/2018	$6,000	$6,000
March 13, 2008	3.93%	3/13/2018	4,500	4,500
March 13, 2008	3.16%	3/13/2015	10,500	10,500
			$21,000	$21,000

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $64.5 million and $84.0 million as of December 31, 2011 and 2010; respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $79.2 million and $79.0 million as of December 31, 2011 and 2010, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

8.	Deposits

Deposit balances and weighted average interest rates at December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011		2010
	Amount	Rate	Amount	Rate
(Dollars in thousands)
Noninterest-bearing demand deposits	$192,317	-	$150,186	-
Interest-bearing
NOW accounts	189,577	0.25%	217,151	0.40%
Money market	247,693	0.95%	158,232	0.83%
Savings accounts	149,539	0.22%	129,259	0.26%
Time deposits	385,874	1.12%	453,677	1.30%
Total deposits	$1,165,000	0.74%	$1,108,505	0.84%

We had no brokered deposits for the years ended December 31, 2011 and 2010; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.

Time certificates of deposit in denominations of $100,000 or more approximated $157.2 million and $196.8 million at December 31, 2011 and 2010, respectively.

Contractual maturities of time deposits are as follows:

	As of December 31,
	2011	2010
(Dollars in thousands)
Less than one year	$265,887	$362,728
One to two years	44,214	42,359
Two to three years	26,848	20,360
Three to four years	16,068	11,519
Four to five years	32,704	16,711
Five to six years	153	-
	$385,874	$453,677

Interest expense on deposits are as follows:

	For the Year Ended December 31,
	2011	2010	2009
(Dollars in thousands)
NOW accounts	$632	$1,087	$449
Money market	1,993	1,282	2,009
Savings accounts	334	341	302
Time deposits	4,706	5,619	10,766
Total interest expense	$7,665	$8,329	$13,526

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

9.	Pension and Other Postretirement Benefit Plans

The Company maintains a non-contributory defined-benefit pension plan covering eligible employees hired prior to January 1, 2007.

The Company also maintains a supplemental retirement plan (“supplemental plan”) to provide benefits to certain employees whose calculated benefit under the qualified plan exceeds the Internal Revenue Service limitation.

The Company sponsors two defined benefit postretirement plans that cover eligible employees.  One plan provides health (medical and dental) benefits, and the other provides life insurance benefits.  The accounting for the health care plan anticipates no future cost-sharing changes.  The Company does not advance fund its postretirement plans.

The measurement date for each plan is the Company’s year end.

The amounts related to the qualified plan and the supplemental plan is reflected in the tables that follow as “Pension Plans.”

The following table sets forth the change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
(Dollars in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$20,300	$16,891	$2,628	$2,378
Service cost	689	569	61	52
Interest cost	1,058	1,024	137	139
Plan participants’ contributions	-	-	36	-
Actuarial loss	2,356	2,523	640	122
Benefits paid	(800)	(707)	(108)	(63)
Benefit obligation at end of year	23,603	20,300	3,394	2,628

Change in plan assets:
Fair value of plan assets at beginning of year	13,676	12,580	-	-
Actual return on plan assets	67	577	-	-
Employer contributions	1,226	1,226	72	63
Plan participants’ contributions	-	-	36	-
Benefits paid	(800)	(707)	(108)	(63)
Fair value of plan assets at end of year	14,169	13,676	-	-

Funded status recognized in the statements of condition	$(9,434)	$(6,624)	$(3,394)	$(2,628)

Accumulated benefit obligation	$(21,442)	$(18,093)

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized  as a component of net period benefit cost as of December 31, 2011 and 2010:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
(Dollars in thousands)
Prior Service Cost	$880	$964	$212	$242
Actuarial gain	(6,714)	(4,749)	(510)	(88)
Unrecognized components of net periodic benefit cost in accumulated other comprehensive income, net of tax	$(5,834)	$(3,785)	$(298)	$154

The following tables set forth the components of net periodic pension and benefit costs for the pension plans and other postretirement plans and other amounts recognized in accumulated other comprehensive loss for the retirement plans and post retirement plans for the years ended December 31, 2011, 2010 and 2009:

	Pension Plans
	Year Ended December 31,
	2011	2010	2009
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$689	$569	$543
Interest cost	1,058	1,024	944
Expected return on plan assets	(1,078)	(991)	(885)
Amortization of unrecognized prior service cost	(125)	(125)	(121)
Recognized net actuarial loss	389	263	229
Net periodic pension cost	933	740	710

Change in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net loss	3,366	2,937	166
Amortization of net loss	(389)	(263)	(229)
Amortization of prior service cost	125	125	121
Total recognized in other comprehensive income	3,102	2,799	58
Total recognized in net periodic pension cost and other comprehensive income	$4,035	$3,539	$768

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

	Other Postretirement Benefits
	Year Ended December 31,
	2011	2010	2009
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$61	$52	$49
Interest cost	137	139	124
Amortization of unrecognized prior service cost	(48)	(48)	(47)
Net periodic pension cost	150	143	126

Change in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net loss	640	121	149
Amortization of prior service cost	48	48	47
Total recognized in other comprehensive income	688	169	196
Total recognized in net periodic pension cost and other comprehensive income	$838	$312	$322

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(Dollars in thousands)	Pension Plans	Other Post Retirement Benefits
Prior Service Cost	$(125)	$(41)
Actuarial loss	621	32

Assumptions

The following table presents the significant actuarial assumptions used in preparing the required disclosures:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2011	2010	2011	2010
Weighted-average assumptions used to determine funding status:
Discount rate (1)	4.65%	5.50%	4.50%	5.35%
Rate of compensation increase (2)	3.00%	4.50%	-	-

Weighted-average assumptions used to determine net periodic pension costs:
Discount rate	5.50%	6.00%	5.35%	6.00%
Expected return on plan assets (2)	7.75%	7.75%	-	-
Rate of compensation increase (2)	4.50%	4.50%	-	-

(1)	Weighted average discount rate for the supplemental retirement plan was 4.00% for the year ended December 31, 2011.

(2)	Rates not applicable to the supplemental retirement plan.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Health Care Trend Assumptions
	At December 31,
	2011	2010
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2022	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Effect of a Change in the Health Care Cost Trend Rates
	2011		2010
	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease

(Dollars in thousands)
Effect on total of service and interest components	$20	$(16)	$22	$(18)
Effect on postretirement benefit obligation	374	(311)	264	(221)

Discount Rate

Prior to 2011, management used the “Standard” Citigroup Pension Discount Curve and Liability Index to determine the discount rate used for the defined benefit pension plan as it was deemed appropriate to select a spot yield curve approach that incorporates the pension plan’s expected benefit payment stream.

In 1994, Citigroup created the pension liability index to help pension funds comply with statutory funding guidelines laid out by the SEC. These guidelines specified that liabilities be discounted by a curve of double-A corporate yields. Citigroup currently produces two versions of the index/curve- “standard” and “above the median”. Each looks at alternate groups of AA corporate bonds.

When reviewing the 2011 spot rates for the “Standard” Citigroup Pension Discount Curve, management decided to begin utilizing the “Above the Median” Citigroup curve as the switch to this approach is an evolution and refinement of the process.  The ”Above the Median” curve is in fact more representative of what the Company would use if it were to individually select bonds to settle its plan obligation.  The Company would pick bonds from the AA universe that would gravitate towards bonds with higher yielding rates in the spectrum of AAs.  This supports the use of the “Above the Median” curve since it more closely matches probable experience and represents management’s best estimate. When determining the discount rate, management reviews the interest rates on long-term, high quality, fixed investments and found the “above the Median” index to be consistent with the rates at which the pension benefits could be effectively settled. Management believes that the December 31, 2011 “Standard” index results to be less representative as the actual yields that at which the pension benefits could be effectively settled.  Management intends to consistently use the “Above the Median” index in the future as the Company believes it will produce a discount rate that more closely aligns with the actual yields that at which the pension benefits could be effectively settled.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The discount rate at December 31, 2011, the plan’s projected benefit obligation cash flows were discounted to December 31, 2011 based on the spot rates from the “Above the Median” Citigroup Pension Discount Curve.  The discount rate model produced a single weighted average discount rate of 4.65% that when used to discount the same plan benefit cash flows, resulted in the same aggregate present value.

Plan Assets

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. In accordance with FASB ASC 820, the fair value estimates are measured within the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

Basis of Fair Value Measurement

Level 1   —         Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2   —         Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3   —         Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

When available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the plan.

The fair value of the Company’s pension plan assets at December 31, 2011 by asset category are listed in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Investments in pooled separate accounts	$-	$14,169	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The fair value of the Company’s pension plan assets at December 31, 2010 by asset category are listed in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Investments in pooled separate accounts	$-	$13,676	$-

The fair value of the pooled separate accounts reflected above is the net asset value (NAV) of the securities held by the plan at year end for both periods presented.

Investment Strategy and Asset Allocations

Plan assets are to be managed within an ERISA framework so as to provide the greatest probability that the following long-term objectives for the qualified pension plan are met in a prudent manner. The Company recognizes that, for any given time period, the attainment of these objectives is in large part dictated by the returns available from the capital markets in which plan assets are invested.

The asset allocation of plan assets reflects the Company’s long-term return expectations and risk tolerance in meeting the financial objectives of the plan. Plan assets should be adequately diversified by asset class, sector and industry to reduce the downside risk to total plan results over short-term time periods, while providing opportunities for long-term appreciation. The Company’s Human Resource Committee reserves the right to rebalance the assets at any time it deems it to be prudent.

The Company’s qualified defined benefit pension plan’s weighted-average asset allocations and the Plan’s long-term allocation structure by asset category are as follows:

	Actual Percentage of Fair Value
	At December 31,		Target
	2011	2010	Allocation
Money market funds	55%	54%	5-15%
Stock funds	25%	26%	30-70%
Bond funds	20%	20%	30-70%
Total	100%	100%

Expected Contributions

The Company makes contributions to its funded qualified defined benefit plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets and the present value of the benefit obligation of the plan.  The Company expects to contribute approximately $1,000,000 to the qualified defined benefit plan for the year ended December 31, 2012. Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2012 is equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Expected Benefit Payments

The following is a summary of benefit payments expected to be paid by the non-contributory defined benefit pension plans (dollars in thousands):

2012	$916
2013	929
2014	956
2015	1,026
2016	1,093
Years 2017 - 2021	6,107
$11,027

The following is a summary of benefit payments expected to be paid by the medical, dental and life insurance plan (dollars in thousands):

2012	$129
2013	136
2014	146
2015	161
2016	168
Years 2017 - 2021	941
$1,681

401(k) Plan

Employees who have completed one year of service and have attained the age of 21 are eligible to participate in the Company’s defined contribution savings plan (“401(k) plan”).  Eligible employees may contribute an unlimited amount (not to exceed IRS limits) of their compensation. The Company may make matching contributions of 100% of the participant’s deferral not to exceed 4% of the participant’s compensation. Contributions by the Company for the year ended December 31, 2011, and 2010, were $632,000, and $562,000, respectively.  On January 1, 2007, the Company made several significant changes to the 401(k) plan:  1) implemented a Safe Harbor provision, which provides a match of 100% for the first 4% of employee contribution and eliminated the vesting schedule for monies matched after January 1, 2007; 2) announced their plan to exercise a discretionary employer contribution which would range from 0% to 11% based on profits and determined by the Board of Directors and management (subject to a vesting schedule) and 3) the definition of compensation was changed to W-2 compensation and the entry dates were changed to quarterly from semi-annual.

Supplemental Plans

The Company has entered into agreements with certain current and retired executives to provide supplemental retirement benefits.  The present values of these future payments, not included in the previous table, are included in accrued expenses and other liabilities in the statements of condition.  As of December 31 2011 and 2010, the accrued supplemental retirement liability was $1.7 million and $1.2 million, respectively. For the years ended December 31, 2011, 2010 and 2009 net expense for these supplemental retirement benefits was $569,000, $452,000, and $92,000, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Employee Stock Ownership Plan

As part of the reorganization, the Company established the Employee Stock Ownership Plan “ESOP” to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At December 31, 2011, the loan had an outstanding balance of $11.5 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense for the year ended December 31, 2011 was $1.1 million.

Shares held by the ESOP include the following as of December 31, 2011:

Allocated	-
Committed to be released	95,361
Unallocated	929,175
1,024,536

The fair value of unallocated ESOP shares was $12.1 million at December 31, 2011.

10.	Derivative Financial Instruments

Non-Hedge Accounting Derivatives/Non-designated Hedges

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC Bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of December 31, 2011, the Company maintained a cash balance of $7.9 million with PNC Bank and pledged a mortgage backed security with a fair value of $175,000 to collateralize our position. The Company’s agreement with PNC Bank will require PNC Bank to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of December 31, 2011, the Company’s agreement would require PNC Bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of December 31, 2011.

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

The interest rate swap derivatives executed with our customers and our counterparty, PNC Bank, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated statements of condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			December 31, 2011			December 31, 2010
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	28	$83,897	$6,812	9	$42,289	$1,771

Commercial loan customer interest rate swap position	Other Liabilities	-	-	-	10	44,779	(1,497)

Counterparty interest rate swap position	Other Liabilities	28	83,897	(6,812)	19	87,068	(274)

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2011			2010			2009
(Dollars in thousands)	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
Commercial loan customer interest rate swap position	$2,143	$-	$2,143	$1,529	$-	$1,529	$270	$-	$270

Counterparty interest rate swap position	(2,143)	-	(2,143)	(1,529)	-	(1,529)	(270)	-	(270)
Total	$-	$-	$-	$-	$-	$-	$-	$-	$-

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors are established. At December 31, 2011, outstanding rate locks and outstanding commitments to sell residential mortgage loans totaled approximately $2.0 million.  Forward sales, did not include any mandatory forward commitments at December 31, 2011, which establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

11.	Income Taxes

The components of the income tax provision are as follows:

	For the Year Ended December 31,
	2011	2010	2009
(Dollars in thousands)
Current provision
Federal	$(1,763)	$3,302	$1,079
State	9	7	4
	(1,754)	3,309	1,083
Deferred benefit
Federal	(721)	(1,207)	(908)
State	-	-	-
	(721)	(1,207)	(908)
Total provision for income taxes	$(2,475)	$2,102	$175

The following is a reconciliation of the expected federal statutory tax to the income tax provision as reported in the statements of income:

	For the Year Ended December 31,
	2011	2010	2009
(Dollars in thousands)
Income tax expense at statutory federal tax rate	$(2,215)	$2,370	$361
Changes in cash surrender value of life insurance	(247)	(227)	(166)
Dividends received deduction	(61)	(90)	(99)
State income taxes	6	5	3
Other - net	42	44	76
Income tax provision as reported	$(2,475)	$2,102	$175

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax assets are as follows:

	At December 31,
	2011	2010
(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$5,961	$7,050
Accrued pension and postretirement benefits	4,879	3,514
Charitable contribution carryforward	2,593	-
Deferred compensation	2,227	2,037
Other than temporary impairment on securities available-for-sale	990	990
Investment in partnerships	494	486
Allowance for off-balance sheet provision	92	89
Other	528	667
Gross deferred tax assets	17,764	14,833
Valuation reserve	-	-
Net deferred tax assets	17,764	14,833
Deferred tax liabilities
Net origination fees	1,708	1,404
Fixed assets	1,576	1,251
Bond discount accretion	45	74
Net unrealized gain on securities available-for-sale	335	572
Other	193	124
Gross deferred tax liabilities	3,857	3,425
Net deferred tax assets	13,907	11,408

The allocation of deferred tax expense (benefit) involving items charged to current year income and items charged directly to capital are as follows:

	At December 31,
	2011	2010
(Dollars in thousands)
Deferred tax benefit allocated to capital	$(1,778)	$(1,828)
Deferred tax benefit allocated to income	(721)	(1,207)
Total change in deferred taxes	$(2,499)	$(3,035)

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.  At December 31, 2011 and 2010, the Company has not recorded a valuation allowance against the federal deferred tax assets.

During 1999, the Bank formed a subsidiary, Farmington Savings Loan Servicing Inc., which qualifies and operates as a Connecticut passive investment company pursuant to legislation enacted in May 1998.  Income earned by a passive investment company is exempt from Connecticut corporation business tax.  In addition, dividends paid by Farmington Savings Loan Servicing, Inc. to its parent, Farmington Bank are also exempt from corporation business tax.  The Bank expects the passive investment company to earn sufficient income to eliminate Connecticut income taxes in future years.  As such, no state deferred tax assets or liabilities have been recorded.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The Company has not provided deferred taxes for the tax reserve for bad debts, of approximately $3.4 million, that arose in tax years beginning before 1987 because it is expected that the requirements of Internal Revenue Code Section 593 will be met in the foreseeable future.

The Company had no uncertain tax positions as of December 31, 2011 and 2010.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2007 through 2010.

12.	Lease Commitments

The Company’s headquarters and certain of the Company’s branch offices are leased under non-cancelable operating leases, which expire at various dates through the year 2031.  Various leases have renewal options of up to an additional fifteen years.  Payments on four of the leases are subject to an escalating payment schedule.  The future minimum rental commitments as of December 31, 2011 for these leases are as follows:

(Dollars in thousands)
2012	$2,106
2013	2,268
2014	2,200
2015	2,103
2016	1,986
Thereafter	9,479
$20,142

Total rental expense for all leases amounted to $2.4 million, $2.1 million and $929,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

13.	Financial Instruments with Off-Balance Sheet Risk

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

	As of December 31,
	2011	2010
(Dollars in thousands)
Approved loan commitments	$21,483	$26,409
Approved resort commitments	-	19,000
Unadvanced portion of construction loans	23,268	20,290
Unadvanced portion of resort loans	4,950	23,602
Unused lines for home equity loans	106,430	80,410
Unused revolving lines of credit	365	355
Unused commercial letters of credit	9,925	9,885
Unused commercial lines of credit	100,585	54,048
	$267,006	$233,999

Financial instruments with off-balance sheet risk had a valuation allowance of $270,000 and $242,000 as of December 31, 2011 and 2010, respectively.

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

For the years ended December 31, 2011 and 2010, the Company had no off balance sheet special purpose entities and participated in no securitizations of assets.

14.	Significant Group Concentrations of Credit Risk

The Company primarily grants commercial, residential and consumer loans to customers located within its primary market area in the state of Connecticut.  The majority of the Company’s loan portfolio is comprised of commercial and residential mortgages.  The Company has no negative amortization or option adjustable rate mortgage loans.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

15.	Fair Value Measurements

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels for the years ended December 31, 2011 and 2010.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2011

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$80,999	$80,999	$-	$-
U.S. Goverment agency obligations	27,006	-	27,006	-
Government sponsored residential mortgage-backed securities	20,545	-	20,545	-
Corporate debt securities	1,175	-	1,175	-
Trust preferred debt securities	42	-	-	42
Preferred equity securities	1,573	-	1,573	-
Marketable equity securities	366	126	240	-
Mutual funds	3,464	-	3,464	-
Securities available-for-sale	135,170	81,125	54,003	42
Interest rate swap derivative	6,812	-	6,812	-
Total	$141,982	$81,125	$60,815	$42

Liabilities
Interest rate swap derivative	$6,812	$-	$6,812	$-
Forward loan sales commitments	5	-	-	5
Derivative loan commitments	39	-	-	39
Total	$6,856	$-	$6,812	$44

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2010

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$112,975	$112,975	$-	$-
U.S. Goverment agency obligations	11,080	-	11,080	-
Government sponsored residential mortgage-backed securities	32,294	-	32,294	-
Corporate debt securities	1,052	-	1,052	-
Trust preferred debt securities	44	-	-	44
Preferred equity securities	1,860	-	1,860	-
Marketable equity securities	406	116	290	-
Mutual funds	3,297	-	3,297	-
Securities available-for-sale	163,008	113,091	49,873	44
Interest rate swap derivative	1,771	-	1,771	-
Total	$164,779	$113,091	$51,644	$44

Liabilities
Interest rate swap derivative	$1,771	$-	$1,771	$-
Total	$1,771	$-	$1,771	$-

The following tables presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs for the years ended December 31, 2011, 2010 and 2009:

	Securities Available-for-Sale
	For the Year Ended December 31,
	2011	2010	2009

(Dollars in thousands)
Balance, at beginning of year	$44	$90	$250
Paydowns	(2)	(46)	-
Total losses - (realized/unrealized):
Included in earnings	-	-	(160)
Balance, at the end of year	$42	$44	$90

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

	Derivative and Forward Loan Sales Commitments, Net
	For the Year Ended December 31,
	2011	2010	2009

(Dollars in thousands)
Balance, at beginning of year	$-	$-	$-
Total losses - (realized/unrealized):
Included in earnings	(44)	-	-
Balance, at the end of year	$(44)	$-	$-

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

Interest Rate Swap Derivative Receivable and Liability: The Company’s derivative positions are valued using proprietary models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.  Such derivatives are basic interest rate swaps that do not have any embedded interest rate caps and floors.  Derivatives that are valued based upon models with significant unobservable market parameters and that are normally traded less actively or have trade activity that is one way are classified within Level 3 of the valuation hierarchy.  The Company does not have any derivatives classified within Level 3.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2011 and 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$594
Loans held for sale	-	1,039	-
Impaired loans	-	-	38,783
Other real estate owned	-	-	302

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$457
Loans held for sale	-	862	-
Impaired loans	-	-	25,466
Other real estate owned	-	-	238

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Loans Held for Sale: Loans held for sale are accounted for at the lower of cost or market. The fair value of loans held for sale are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

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

16.	Fair Value of Financial Instruments

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table presents a comparison of the carrying value and estimated fair value of the Company’s financial instruments:

	At December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

(Dollars in thousands)
Financial assets
Cash and due from banks	$40,296	$40,296	$18,608	$18,608
Federal funds sold	50,000	50,000	-	-
Securities held-to-maturity	3,216	3,216	3,672	3,672
Securities available-for-sale	135,170	135,170	163,008	163,008
Loans held for sale	1,039	1,039	862	862
Loans	1,310,157	1,333,262	1,176,454	1,179,012
Federal Home Loan Bank stock	7,449	7,449	7,449	7,449
Accrued interest receivable	4,185	4,185	4,227	4,227

Financial liabilities
Deposits
Noninterest-bearing demand deposits	192,317	192,317	150,186	150,186
NOW accounts	189,577	189,577	217,151	217,151
Money market	247,693	247,693	158,232	158,232
Savings accounts	149,386	149,386	129,122	129,122
Time deposits	385,874	389,857	453,677	456,147
Club accounts	153	153	137	137
FHLB advances	63,000	65,812	71,000	72,779
Repurchase agreement borrowings	21,000	22,963	21,000	20,939
Mortgagors’ escrow accounts	11,682	11,682	9,717	9,717
Repurchase liabilities	64,466	64,466	84,029	84,029

On-balance sheet derivative financial instruments
Forward loan sales commitments:
Assets	-	-	-	-
Liabilities	5	5	-	-
Interest rate swap derivative liability:
Assets	6,812	6,812	1,771	1,771
Liabilities	6,812	6,812	1,771	1,771
Derivative loan commitments
Assets	-	-	-	-
Liabilities	39	39	-	-

17.	Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

Management believes, as of December 31, 2011 and 2010 that the Company meets all capital adequacy requirements to which it is subject.  As of December 31, 2011, the Company was categorized as well capitalized under the regulatory framework for Prompt Corrective Action.

The Federal Deposit Insurance Corporation categorizes the Company as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts and ratios for the Company and the Bank are also presented in the table:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:

At December 31, 2011 -
Total Capital (to Risk Weighted Assets)	$196,763	16.20%	$97,167	8.00%	$121,459	10.00%
Tier I Capital (to Risk Weighted Assets)	181,550	14.95	48,575	4.00	72,863	6.00
Tier I Capital (to Average Assets)	181,550	10.97	66,199	4.00	82,748	5.00

At December 31, 2010 -
Total Capital (to Risk Weighted Assets)	$110,772	10.27%	$86,309	8.00%	$107,886	10.00%
Tier I Capital (to Risk Weighted Assets)	97,194	9.01	43,155	4.00	64,732	6.00
Tier I Capital (to Average Assets)	97,194	6.47	60,078	4.00	75,097	5.00

First Connecticut Bancorp, Inc.:

At December 31, 2011 -
Total Capital (to Risk Weighted Assets)	$272,365	22.38%	$97,360	8.00%	$121,700	10.00%
Tier I Capital (to Risk Weighted Assets)	257,152	21.13	48,680	4.00	73,020	6.00
Tier I Capital (to Average Assets)	257,152	15.51	66,319	4.00	82,899	5.00

At December 31, 2010 -
Total Capital (to Risk Weighted Assets)	$110,872	10.28%	$86,309	8.00%	$107,886	10.00%
Tier I Capital (to Risk Weighted Assets)	97,294	9.02	43,155	4.00	64,732	6.00
Tier I Capital (to Average Assets)	97,294	6.48	60,097	4.00	75,121	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

18.	Other Comprehensive (Loss) Income

The following table represents the components of comprehensive (loss) income and other comprehensive income for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
(Dollars in thousands)
Net (loss) income	$(4,040)	$4,869	$889
Other comprehensive (loss) income, before tax Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(787)	(4,095)	3,627
Less: reclassification adjustment for gains (losses) included in net income	89	1,686	(160)
Net change in unrealized (losses) gains	(698)	(2,409)	3,467
Change related to employee benefit plans	(3,790)	(2,968)	(253)
Other comprehensive (loss) income, before tax	(4,488)	(5,377)	3,214
Income tax (benefit) expense	(1,526)	(1,828)	1,093
Other comprehensive (loss) income, net of tax	(2,962)	(3,549)	2,121
Comprehensive (loss) income	$(7,002)	$1,320	$3,010

19.	Parent Company Statements

The following represents the Parent Company’s condensed statements of condition as of December 31, 2011 and 2010, and condensed statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009:

Condensed Statements of Condition
	At December 31,
	2011	2010

(Dollars in thousands)
Assets
Cash and cash equivalents	$72,989	$100
Deferred income taxes	2,591	-
Investment in Farmington Bank	176,378	94,893
Prepaid expenses and other assets	27	-
Total assets	$251,985	$94,993

Liabilities	$5	$-
Shareholders’ equity	251,980	94,993
Total liabilities and shareholders’ equity	$251,985	$94,993

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Condensed Statements of Operations
	For The Year Ended December 31,
	2011	2010	2009
(Dollars in thousands)
Interest income	$132	$-	$-
Contribution to Farmington Bank Community Foundation Inc.	(6,877)	-	-
Noninterest expense	(114)	-	-
Income tax benefit	2,336	-	-
Loss before equity in undistributed earnings of Farmington Bank	(4,523)	-	-
Equity in undistributed earnings of Farmington Bank	483	4,869	889
Net (loss) income	$(4,040)	$4,869	$889

Condensed Statements of Cash Flows
	For The Year Ended December 31,
	2011	2010	2009
(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(4,040)	$4,869	$889
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Contribution of stock to Farmington Bank
Community Foundation, Inc.	6,877	-	-
Equity in undistributed net income of Farmington Bank	(483)	(4,869)	(889)
Deferred income tax benefit	(2,338)	-	-
Increase in prepaid expenses and other assets	(27)	-	-
Increase in accrued expenses and other liabilities	5	-	-
Net cash used in operating activities	(6)	-	-
Cash flow from investing activities:
Payments received on ESOP note receivable	1,102	-	-
Issuance of ESOP note receivable	(11,545)	-	-
Capital contribution to Farmington Bank	(83,964)	-	-
Net cash used in investing activities	(94,407)	-	-
Cash flows from financing activities:
Proceeds from common stock offering, net of offering cost	167,838	-	-
Cash dividend paid	(536)	-	-
Net cash provided by financing activities	167,302	-	-
Net increase in cash and cash equivalents	72,889
Cash and cash equivalents at beginning of year	100	100	100
Cash and cash equivalents at end of year	$72,989	$100	$100

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

20.	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011
	First quarter	Second quarter	Third quarter	Fourth quarter
(Dollars in thousands, except Per Share data)
Interest income	$14,731	$14,810	$14,659	$14,825
Interest expense	2,780	2,760	2,672	2,614
Net interest income	11,951	12,050	11,987	12,211
Provision for allowance for loan losses	300	300	300	3,190
Net interest income after provision for loan losses	11,651	11,750	11,687	9,021
Noninterest income	1,281	1,293	1,728	1,386
Noninterest expense	11,661	19,927	11,945	12,779
Income (loss) before income taxes	1,271	(6,884)	1,470	(2,372)
Income tax expense (benefit)	255	(2,239)	427	(918)
Net income (loss)	$1,016	$(4,645)	$1,043	$(1,454)

Net income (loss) per share:
Basic and Diluted (1)	N/A	$(0.26)	$0.06	$(0.09)

Pro forma net income (loss) per share (2):
Basic and Diluted	$0.06	$(0.26)	$0.06	$(0.09)

	Year Ended December 31, 2010
	First quarter	Second quarter	Third quarter	Fourth quarter
(Dollars in thousands, except Per Share data)
Interest income	$15,049	$15,192	$15,663	$14,997
Interest expense	2,965	2,735	2,907	3,006
Net interest income	12,084	12,457	12,756	11,991
Provision for allowance for loan losses	600	600	2,488	3,006
Net interest income after provision for loan losses	11,484	11,857	10,268	8,985
Noninterest income	987	1,140	2,414	2,510
Noninterest expense	9,651	10,470	10,755	11,798
Income (loss) before income taxes	2,820	2,527	1,927	(303)
Income tax expense (benefit)	917	810	533	(158)
Net income (loss)	$1,903	$1,717	$1,394	$(145)

Pro forma net income (loss) per share (2):
Basic and Diluted	$0.11	$0.10	$0.08	$(0.01)

(1)=
Net loss per share for the year ended December 31, 2011 reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to December 31, 2011.

(2)=	Pro forma net (loss) income per share assumes the Company’s shares are outstanding for all periods prior to the completion of the Plan of Conversion and Reorganization on June 29, 2011.

21.	Legal Actions

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings.  After reviewing pending and threatened actions with legal counsel, the Company believes that the outcome of such actions will not have a material adverse effect on the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

There were no changes in or disagreements with accountants on accounting and financial disclosures as defined in Regulation S-K, Item 304.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 11. Executive Compensation

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 14. Principal Accounting Fees and Services

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:

	(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

	(B)	Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

	(C)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

	(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

	(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

	(F)	Notes to Consolidated Financial Statements

(2)	Financial Statements Schedules

All financial statement schedule have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

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

21.1
Subsidiaries of First Connecticut Bancorp, Inc. and Farmington Bank (filed as Exhibit 21.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Connecticut Bancorp, Inc.

	By:	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Date: March 28, 2012		Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Patrick Jr.	Chairman of the Board, President and Chief Executive Officer	March 28, 2012
John J. Patrick, Jr.	(Principal Executive Officer)

/s/ Gregory A. White	Executive Vice President and Chief Financial Officer	March 28, 2012
Gregory A. White	(Principal Financial Officer)

/s/ Kimberly Rozanski Ruppert	Senior Vice President and Chief Accounting Officer	March 28, 2012
Kimberly Rozanski Ruppert	(Principal Accounting Officer)

/s/ Ronald A. Bucchi	Director	March 28, 2012
Ronald A. Bucchi

/s/ John J. Carson	Director	March 28, 2012
John J. Carson

/s/ David M. Drew	Director	March 28, 2012
David M. Drew

/s/ Robert F. Edmunds, Jr.	Director	March 28, 2012
Robert F. Edmunds, Jr.

/s/ Kevin S. Ray	Director	March 28, 2012
Kevin S. Ray

/s/ Michael A. Ziebka	Director	March 28, 2012
Michael A. Ziebka