Form 10-K/A
period 2011-12-31
First Connecticut Bancorp, Inc.
filed 2012-04-30
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A
(Amendment No. 1)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35209

FIRST CONNECTICUT BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-1496206
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

One Farm Glen Boulevard                                                                                          06032
Farmington, Connecticut                                                                                        (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days  YES  ☒      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required  to submit and post such files)   YES  ☐       NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to  this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer — See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of First Connecticut Bancorp, Inc. (“FCB” or the “Company”) for fiscal year ending December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012 is being filed for the purpose of including a response to Items 10 through 14 of Part III of the aforementioned Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Articles of Incorporation of the Company provide that the Board of Directors shall be divided into three classes, designated as Class I, Class II and Class III, and as nearly equal in number as possible. The Board of Directors currently consists of seven persons, of whom two are designated as Class I Directors, three as Class II Directors and two as Class III Directors. Directors serve staggered three year terms and until their successors are duly elected and qualified or until the director’s earlier resignation or removal.  Set forth below are the names and certain information as of December 31, 2011 about each of our current directors.

CLASS I DIRECTOR (Term to Expire 2012)

Robert F. Edmunds Jr., 67, has been a director of FCB since its formation in 2011 and a director of Farmington Bank since 1989.  Mr. Edmunds is owner and Chairman of Edmunds Manufacturing Company, Inc. (DBA Edmunds Gages) located in Farmington Connecticut. Edmunds Gages is a design and manufacturing company that specializes in the production of custom dimensional measuring instruments primarily serving the automotive, aircraft, ordinance and biomedical industries. Mr. Edmunds has held board and committee positions with various charitable and community organizations, most notably, St. Francis Hospital and Medical Center in Hartford, Connecticut and the Farmington Valley Association for the Retarded and Handicapped (FAVARH) in Canton, Connecticut. Mr. Edmunds provides the Board of Directors with substantial small company management experience, specifically within the community in which Farmington Bank operates, and provides the Board of Directors with valuable insight into the local business and consumer environment.

John J. Patrick, Jr., 53, has served as Chief Executive Officer and President of Farmington Bank since March of 2008.  He has also served as Chairman of the Board of Directors of Farmington Bank since July of 2008 and Chairman of the Board of Directors of FCB since its formation. Prior to this, Mr. Patrick served as the President and Chief Executive Officer of TD Bank Connecticut. He is a director of The Hospital of Central Connecticut, Hartford Healthcare and Vantis Insurance Company, located in Windsor, Connecticut, as well as several other community organizations. Mr. Patrick’s extensive experience in the local banking industry, service as CEO of FCB and Farmington Bank, and involvement in business and civic organizations in the communities in which Farmington Bank serves, affords the Board of Directors, valuable insight regarding the business and operations of Farmington Bank.

CLASS II DIRECTORS (Term to Expire 2013)

Ronald A. Bucchi, 56, has been a director of FCB since its formation in 2011 and a director of Farmington Bank since 2000.  Mr. Bucchi is a self employed C.P.A. with a specialized practice that concentrates in CEO consulting, strategic planning, mergers, acquisitions, business sales and tax. He works with domestic and international companies. He is a graduate of the Harvard Business School Executive Education program with completed course studies in general board governance, audit and compensation. He is currently Treasurer and a member of the Board of Directors of the Petit Family Foundation, Inc. He has served on numerous other community boards and is past Chairman of the Wheeler Clinic and the Wheeler YMCA. He is a member of the Connecticut Society of Certified Public Accountants, American Institute of Certified Public Accountants and the National Association of Corporate Directors. As a certified public accountant, Mr. Bucchi provides the Board of Directors with significant experience regarding accounting matters.

John J. Carson, 68, has been a director of FCB since its formation in 2011 and a director of Farmington Bank since 2010.  Mr. Carson has been Vice President, University Relations at the University of Hartford since 2005. From 1991 to 1996, Mr. Carson served as President of the Connecticut Policy and Economic Council and he served as Commissioner of Economic Development for the State of Connecticut from 1981 to 1988. He served as Vice Chairman of Glastonbury Bank and Trust and then TD Banknorth Connecticut. He also served from 2003 to 2007 on the Board of Directors’ Risk Committee of the parent corporation, TD Banknorth N.A. He is board advisor to S/L/A/M Collaborative of Glastonbury. Active in numerous community organizations, Mr. Carson serves or has served on committees and boards including: The Bushnell Center for the Performing Arts, Saint Francis Hospital and Medical Center and the Connecticut Center for Advanced Technology. He is a former Chairman of the Connecticut Development Authority and Connecticut Business Development Corporation. Mr. Carson’s business, development and economics expertise both in the private and public sectors, as well as his prior board of directors’ experience at a publicly held bank, provide valuable knowledge and experience to our Board of Directors.

Kevin S. Ray, 58, has been a director of FCB since its formation in 2011 and a director of Farmington Bank since 1997.  Mr. Ray is President of the Deming Insurance Agency Inc., an insurance agency headquartered in Farmington, Connecticut. Mr. Ray is a past President of the Professional Insurance Agents Association of Connecticut and has served as a trustee of the Society of Certified Insurance Counselors of Connecticut. Mr. Ray is the former President of several community organizations, including the Farmington Community Chest, Winding Trails Recreation Area, Farmington Exchange Club and the Farmington Rotary Club. He is also past Chairman of the Farmington Economic Development Commission.  Mr. Ray’s significant community involvement provides our Board of Directors with valuable insight into the community and his insurance background provides the Board of Directors with substantial experience with respect to an industry that complements the financial services provided by Farmington Bank relating to insurance, sales and investments.

CLASS III DIRECTORS (Term to Expire 2014)

David M. Drew, 69, has been a director of FCB since its formation in 2011 and a director of Farmington Bank since 1991.  Mr. Drew is owner and President of the Briarwood Printing Co., Inc., a commercial printer located in Plainville, Connecticut, and also serves as a Director of the RM Jones Companies. Mr. Drew is the former President of several community organizations including Farmington Jaycees, Farmington Exchange Club, The Country Club of Farmington and also the Plainville Chamber of Commerce. He has served as Vice President of the Connecticut and Western Mass Printers Association of America and also of the Connecticut State Golf Association and has been a member or director of numerous local civic groups. In addition, Mr. Drew served on the Zoning Board of Appeals and as Justice of the Peace in the town of Burlington. Mr. Drew provides the Board of Directors with substantial small business management experience, specifically within the community in which Farmington Bank operates, and provides the Board of Directors with valuable insight into the local business and consumer environment.

Michael A. Ziebka, 47, has been a director of FCB since its formation in 2011 and a director of Farmington Bank since 2007.  Mr. Ziebka is the Managing Partner of Budwitz & Meyerjack, P.C., an accounting firm located in Farmington, Connecticut. In addition to being managing partner, Mr. Ziebka is also senior audit principal for Budwitz & Meyerjack, P.C. with responsibilities for overseeing the firm’s accounting, auditing, and financial reporting practice. Mr. Ziebka is a member of the Connecticut Society of Certified Public Accountants. He currently serves as a director for several community organizations, including the Exchange Club of Farmington, Connecticut, Farmington Country Club and Services for the Elderly. He is also a past member of the board of Farmington Chamber of Commerce. As the managing partner and Chief Financial Officer of a certified public accounting firm, Mr. Ziebka provides the Board of Directors with significant experience regarding accounting matters and financial expertise.

All ages presented are as of December 31, 2011.

Executive Officers of First Connecticut Bancorp, Inc.

The following table sets forth the names, ages and positions of the individuals who currently serve as executive officers of FCB.

Name	Age(1)	Position

John J. Patrick, Jr.	53	Chairman, President and Chief Executive Officer
Gregory A. White	47	Executive Vice President and Chief Financial Officer
Michael T. Schweighoffer	49	Executive Vice President and Chief Risk Officer
Kenneth F. Burns	52	Executive Vice President and Director of Retail Banking
David S. Blitz	51	Executive Vice President and Director of Commercial Banking

(1)	Ages presented are as of December 31, 2011.

Biographical Information of Executive Officers Who Are Not Directors

The business experience of each of our executive officers who are not directors for at least the past five years is set forth below.

Gregory A. White has served as Chief Financial Officer, Executive Vice President and Treasurer of Farmington Bank since January 2009. Prior to this, he served as Senior Vice President, Chief Financial Officer and Treasurer of Rockville Financial Inc. since its formation in May 2005. Mr. White served as Senior Vice President, Chief Financial Officer and Treasurer of Rockville Bank, a subsidiary of Rockville Financial Inc. from December 2003 to December 2008. Mr. White also served as Senior Vice President of Mechanics Savings Bank and as a Vice President at the Federal Home Loan Bank of Boston and as Vice President at Webster Bank.

Michael T. Schweighoffer joined Farmington Bank in March 2009 and serves as Executive Vice President and Chief Risk Officer. Prior to joining Farmington Bank he served as State President of TD Bank in Connecticut since 2008. He joined TD Bank in 2002 and prior to being named State President in Connecticut, served as a Senior Vice President and Regional Commercial Lending Manager. From 1995 to 2002, Mr. Schweighoffer served as Vice President of Commercial Lending and Regional Commercial Lending Manager at People’s Bank. From 1989 to 2005, Mr. Schweighoffer was employed by Shawmut Bank in a number of capacities including Credit Review Team Leader and Vice President of Commercial Lending.

Kenneth F. Burns serves as Executive Vice President and Director of Retail Banking. He joined Farmington Bank in January 2005 as Senior Vice President and Director of Retail Banking. Prior to joining Farmington Bank, from 1998 to 2005, Mr. Burns was the President and CEO of Creative Dimensions, a marketing and manufacturing company located in Plainville, Connecticut. Prior to that, from 1981 to 1997, Mr. Burns worked at Eagle Bank, a $2.2 billion bank headquartered in Bristol, Connecticut, as Executive Vice President of Retail Banking and Marketing.

David S. Blitz serves as Executive Vice President and Director of Commercial Banking.  He joined Farmington Bank in March 2009 from TD Bank.  Mr. Blitz was Senior Vice President and Regional Commercial Lending Manager at TD Bank from 2002.  From 1995 to 2002 he served as Vice President of Commercial Lending at People's Bank.  Mr. Blitz was previously employed by Shawmut Bank in a number of capacities including Credit Analyst, Commercial Lender and Asset Based Lender/Vice President.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors and persons who beneficially own more than ten percent of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and any national securities exchange on which FCB securities are registered. Based solely on a review of the copies of such forms furnished to us and written representations from the executive officers and directors, we believe that during 2011 our executive officers, directors and greater than ten percent beneficial owners (the Company is not aware of any) complied with all applicable Section 16(a) filing requirements.

Corporate Governance

General. We conduct business through meetings of our Board of Directors and its committees. The Board of Directors of FCB consists of those persons who also serve as directors of Farmington Bank. Additionally, members of FCB’s committees serve on the identical committees of Farmington Bank. There were 13 meetings of the Board of Directors of FCB in 2011. All directors attended at least 75% of the meetings of the Board of Directors of FCB and the committees on which such director serves. The Board of Directors has adopted governance guidelines that makes it a responsibility of directors to attend each annual stockholders meeting.

The FCB Board of Directors currently has: an Audit Committee, a Compensation and Human Resources Committee and a Governance Committee. The members and chairs of each of those committees are appointed each year. No member of the Audit, Compensation and Human Resources Committee or Governance Committee is an employee of FCB or its subsidiaries and all are independent as defined under the applicable NASDAQ listing standards and SEC rules.  In addition to the Committees noted above, Farmington Bank has the following committees: Loan Committee and Asset Liability Committee.

Each of the Audit, Compensation and Human Resources and Governance Committees has a written charter approved by the Board of Directors. The Board of Directors has also adopted Corporate Governance Guidelines, which along with the committee charters, provides the framework for the governance of the Company. The committee charters are available on the Company’s website at www.firstconnecticutbancorp.com under “Corporate Information—Governance Documents.”  They are also available, without charge, upon written request to Investor Relations Officer, First Connecticut Bancorp, Inc., One Farm Glen Boulevard, Farmington, Connecticut 06032.

Audit Committee. The Audit Committee, consisting of Ronald A. Bucchi, John J. Carson and Michael A. Ziebka, is responsible for assisting the Board of Directors in fulfilling its responsibilities concerning FCB’s accounting and reporting practices, and facilitating open communication among the committee, Board of Directors, internal auditor, independent auditors and management. Ronald A. Bucchi is the Audit Committee Chairman. Each member of the Audit Committee is independent in accordance with the listing standards of the NASDAQ Global Market and the Securities and Exchange Commission’s Audit Committee independence standards. The Board of Directors has determined that Michael A. Ziebka and Ronald A. Bucchi are Audit Committee financial experts under the rules of the Securities and Exchange Commission. All of the members of the Audit Committee have a basic understanding of finance and accounting and are able to read and understand fundamental financial statements. The Audit Committee held seven meetings 2011.

Compensation and Human Resources Committee. The Compensation and Human Resources Committee consisting of Robert F. Edmunds, Jr., David M. Drew and Kevin S. Ray is responsible for determining executive compensation and performing such other functions as are customarily discharged by Compensation and Human Resources Committees of similar institutions. Robert F. Edmunds, Jr. is the Compensation and Human Resources Committee Chairman. Each member of the Compensation and Human Resources Committee is independent in accordance with the listing standards of the NASDAQ Global Market.  The Compensation and Human Resources Committee held seven meetings in 2011.

Governance Committee. The Governance Committee is responsible for identifying individuals qualified to become Board members and recommending a group of nominees for election as directors at each annual meeting of stockholders, ensuring that the Board of Directors and its committees have the benefit of qualified and experienced directors, and developing a set of corporate governance polices and procedures. The Governance Committee is also responsible for reporting and recommending from time to time to the Board of Directors on matters relative to corporate governance. The Governance Committee is comprised of six members, each of whom is independent as defined under applicable NASDAQ listing requirements. The current members of the Governance Committee are Ronald A. Bucchi, John J. Carson (Chairman), David M. Drew, Robert F. Edmunds Jr., Kevin S. Ray and Michael A. Ziebka. The Governance Committee did not meet in 2011.

Code of Ethics

The Company’s Code of Conduct and Ethics Policy is designed to promote the high standards of ethical and professional conduct by the Company’s directors, and executive officers, including the principal executive officer, the principal accounting officer and employees. The Code of Conduct and Ethics Policy requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Conduct and Ethics Policy, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct and Ethics Policy

The Company also has a Whistleblower Policy, which is incorporated into the Code of Conduct and Ethics Policy that requires directors, executive officers and employees to comply with appropriate accounting and internal controls and establishes procedures to report any perceived wrongdoing, questionable accounting or auditing matters in a confidential and anonymous manner. The Whistleblower Policy also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Conduct and Ethics Policy. A copy of the Code of Conduct and Ethics Policy, including the Whistleblower Policy is available, without charge, upon written request to Investor Relations Officer, First Connecticut Bancorp, Inc., One Farm Glen Boulevard, Farmington, Connecticut 06032.  They are also available on the Company’s website at www.firstconnecticutbancorp.com under “Corporate Information—Governance Documents.”

Risk Oversight

The Board of Directors has the primary responsibility for general risk oversight, and the Audit Committee for financial risks. The Board of Directors and Audit Committee review and management implements a risk management system to identify, assess, mitigate, monitor and communicate risks internally. Management is responsible for identifying and assessing for the Board of Directors and Audit Committee major risks potentially affecting the business and financial statements of the Company. The Board of Directors and the Audit Committee support and provide oversight to management in the performance of these tasks. The Board of Directors’ oversight is also assisted by the Audit and other committees in addressing the risks inherent in their respective areas of oversight. The Board of Directors provides effective risk oversight through this system.

As a regulated banking institution, Farmington Bank is examined periodically by federal and state banking authorities. The results of these examinations are presented to the full Board of Directors. Identified issues from such examinations are tracked by management. These examinations, in addition to the Internal Audit reports, are reviewed by the Audit Committee and, if appropriate, the full Board of Directors, and serve as additional risk management tools overseen by the Board of Directors. The Compensation and Human Resources Committee also incorporates risk considerations into executive incentive compensation plans.

Board of Directors Leadership Structure

Mr. Patrick serves as both the Chief Executive Officer and the Chairman of the Board of Directors of the Company. The Board of Directors believes that the Company’s Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry, while the Chief Executive Officer brings Company-specific experience and expertise. The Board of Directors believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board of Directors, which are essential to effective governance.

In accordance with governance best practices and our Governance Committee Charter, however, the Company has appointed John J. Carson as Lead Director.  The Lead Director position is voted on by the Board of Directors annually and must rotate at least every 4 years with the Chair of the Governance Committee serving as Lead Director unless the Board of Directors in its discretion appoints another independent director as Lead Director. The Lead Director has the following responsibilities and duties:

•
Call, develop the agenda for and chair the private executive sessions of the non-management directors of the Company. At least two such meetings or sub-sessions each year shall be limited to "independent directors," as defined by the rules of the NASDAQ, if different from "non-management" directors;

•	Debrief with the Chairman/ Chief Executive Officer on matters arising in private executive and independent director sessions;

•
Serve as a focal point of discussion among the non-management directors on key issues and concerns outside of Board of Director meetings and to serve as an alternative channel to communicate to the Chairman/ Chief Executive Officer any issues, views or concerns on the minds of the non-management directors. Similarly, the Lead Director can serve as a channel of feedback from the Chairman/ Chief Executive Officer to the non-management directors;

•	Facilitate communications between the Chairman/Chief Executive Officer and the other board members;

•
Gather input from the non-management directors on Board of Directors agendas and information (pre-reading materials etc.) and to provide such input to the Chairman/ Chief Executive Officer to ensure that agendas are focused on issues of importance to the non-management directors and that they are getting the information they need to address agenda items;

•	Review and approve all agendas for Board of Directors meetings before they are distributed to the Board of Directors; and

•	Play no role in operations and management, other than an oversight role as all other directors serve.

Nomination of Directors

The Governance Committee is responsible for reviewing incumbent Board of Director members prior to recommending their re-nomination to the Board of Directors.  The Governance Committee is also responsible for identifying, recruiting and recommending to the independent directors of the Board of Directors, new candidates as well as evaluating for the Board of Directors, as necessary. The Governance Committee will also evaluate any candidates for the Board recommended by shareholders.

The Governance Committee believes the current Board of Directors composition reflects and supports the Company's strategic direction and that Board members bring skills, experience, background and commitment that are relevant to and support the key strategic and operational goals of the Company. The Committee will seek to continue and enhance that alignment when considering new Board members. Community leadership will be an important consideration in reviewing and selecting Board candidates. The Committee will consider candidates who can provide diversity to the Board reflective of the communities served by the Company. Where other criteria in terms of character, skills, experience, track record and commitment to Company goals are assessed by the Governance Committee to be equivalent, candidates reflecting such diversity may be given preference.

With respect to re-nominations of sitting directors, the Governance Committee and Board of Directors will consider individual performance as a director and any material changes in the director’s professional or job status, or community involvement. A director may not serve on the board of more than four (4) public companies (including the Bank).

Nominations by stockholders of record will be considered by the Governance Committee if such nominations are submitted in writing to the Lead Director of the Company either by mail or in person at the principal offices of the Company located at One Farm Glen Boulevard, Farmington, Connecticut, 06032 not less than 30 days prior to any meeting of shareholders called for the election of directors; provided however, that if fewer than 60 days’ notice of the meeting is given to shareholders, such nomination shall be mailed or delivered in person to the Secretary of the Company prior to the earlier of the close of business on the 10th day following (i) the date on which notice of such meeting was given to stockholders; or (ii) the date on which a public announcement of such meeting was first made.

To be considered, the stockholder’s nomination must contain: (a) as to each person whom the stockholder proposes to nominate for election as a director, (i) all information relating to such person that would indicate such person’s qualification to serve on the Board of Directors of the Company; (ii) an affidavit that such person would not be disqualified under the provisions of Article II, Section 12 of the Company's Bylaws; (iii) such information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any successor rule or regulation and (iv) a written consent of each proposed nominee to be named as a nominee and to serve as a director if elected; and (b) as to the stockholder giving the notice: (i) the name and address of such stockholder as they appear on the Company's books and of the beneficial owner, if any, on whose behalf the nomination is made; (ii) the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder and such beneficial owner; (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder; (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice; and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act or any successor rule or regulation.

Communications with the Board of Directors

The Company endeavors to ensure that the Board of Directors or individual directors, if applicable, consider the views of its stockholders, who may communicate with the Board of Directors by sending a letter or an e-mail to the Company’s Lead Director, John J. Carson. All communications to the Board will be reviewed by the Lead Director and discussed with the Governance Committee. The Company believes that this procedure allows the Board to be responsive to shareholder communications in a timely and appropriate manner.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation and Human Resources Committee of the Board of Directors of FCB is charged with the responsibility for establishing, implementing and monitoring adherence to our compensation philosophy and assuring that executives and key management personnel are effectively compensated in a manner which is internally equitable and externally competitive. The Compensation and Human Resources Committee of the Board of Directors has engaged McLagan, an Aon Hewitt Company (formerly Amalfi Consulting, LLC), as its independent compensation consultant to assist them in this process.

We currently have five executive officers: John J. Patrick, Jr., Chairman, President and Chief Executive Officer, Gregory A. White, Executive Vice President and Chief Financial Officer, David S. Blitz, Executive Vice President, Director of Commercial Banking, Kenneth F. Burns, Executive Vice President and Director of Retail Banking, and Michael T. Schweighoffer, Executive Vice President and Chief Risk Officer.

Compensation Philosophy and Objectives

We believe that competitive compensation is critical for attracting, retaining and motivating qualified executives. Currently, our compensation program includes the following primary elements:

●	base salary;

●	annual cash incentive awards;

●
long-term incentive compensation, historically in the form of phantom stock awards and, going forward, principally in the form of options and restricted stock under our proposed 2012 Incentive Stock Plan; and

●	retirement and other benefits.

We choose to pay each element of compensation because we believe it is necessary to attract, retain and motivate executives. We pay base salary to provide financial security for talented executives. We pay an annual cash incentive to motivate performance of short-term goals and attempt to balance that motivation by also paying long-term incentives that motivate performance of multi-year goals. We pay retirement and other benefits to be competitive with peer institutions.  Our approach to allocating between currently paid and long-term compensation historically was to ensure adequate base compensation to attract and retain executives, while providing incentives to enhance the long-term financial standing of the Company and to enhance the value of our shares for our stockholders.

2011 Compensation

We determined to pay each element of compensation for 2011 after consulting with our independent compensation consultant and discussing with management. In setting compensation for 2011, our Compensation and Human Resources Committee and Board of Directors looked at the performance of the institution as a whole during the prior year along with specific department and individual performance, the responsibilities of our executive officers and our transition to a publicly held institution.  The Committee also considered the executive's individual and collective contributions to the efforts to convert the Company to public ownership in 2011.  To a lesser extent, the Compensation and Human Resources Committee and Board of Directors also looked at base salary and incentive award information from peer group institutions presented by our independent compensation consultant.  However, final determinations regarding executive compensation ultimately were based upon the judgment of our Compensation and Human Resources Committee and Board of Directors as to what they believed was necessary to effectively compensate our executive officers in a manner which is internally equitable and externally competitive.

Base Salary

Our Compensation and Human Resources Committee sets the base salary for our executive officers after review of relevant peer group information presented by our independent compensation consultant.  See “Peer Group Analysis” below.  The Committee also reviews the historical compensation levels of the executives, the responsibilities of the position held along with current or anticipated changes in those responsibilities and the performance of the individual during the prior year. Traditionally, base salaries have not been determined by reference to any particular percentage of the mean or average pay for comparable positions at the peer group institutions, but have been determined based on the judgment of the Compensation and Human Resources Committee as to the level of base salary necessary to effectively compensate our executive officers in a manner which is internally equitable and externally competitive.

Base salaries are reviewed on an annual basis beginning in January of each year. Annual increases normally take effect in March of each year.  In March 2011, our named executive officers received base salary increases as follows:

Named Executive Officer	2010 Base Salary	2011 Base Salary	% of Increase
John J. Patrick, Jr.	$412,000	$500,000	21.4%
Gregory A. White	$215,250	$235,000	9.2%
Michael T. Schweighoffer	$234,500	$250,000	6.6%
Kenneth F. Burns	$185,000	$194,250	5.0%
David S. Blitz	$187,975	$195,494	4.0%

In awarding salary increases for 2011, our Compensation and Human Resources Committee took into consideration the growth of our institution due to our transition to a public company and the additional responsibilities of our executive officers inherent with a public company, especially as those factors affect our CEO, Mr. Patrick.

In reviewing the base salaries of our named executive officers for 2012, our Compensation and Human Resources Committee took into consideration the adjustments made in 2011 and the focus on longer term awards in the form of equity grants, and determined that no further adjustments would be made at this time; provided that David S. Blitz did receive a 2.3% increase from $195,494 to $200,000 in connection with his appointment as executive officer of FCB.

Annual Cash Incentive Awards

Bonus

The Compensation and Human Resources Committee, in the past, has from time to time awarded discretionary cash bonuses to our executive officers.  These bonuses have been made based on the Compensation and Human Resources Committee’s assessment of the performance by our executive officers during the year.  In 2011, noting the unusual and non-recurring circumstances related to conservation of capital in the first half of 2011, and upon the recommendation of our CEO and following review of our executive officers’ performance by the Compensation and Human Resources Committee, we awarded discretionary cash bonuses to our executive officers as follows:

Named Executive Officer	2011 Bonus
John J. Patrick, Jr.	$30,000
Gregory A. White	$45,069
Michael T. Schweighoffer	$100,104
Kenneth F. Burns	$21,246
David S. Blitz	$51,317

  These bonuses are reflected in the Summary Compensation Table below under the heading “Bonus.”

Annual Incentive Compensation Plan

We maintain an Annual Incentive Compensation Plan which provides annual cash incentive awards to employees who achieve annual performance goals. All regular employees (excluding temporary and casual labor employees) are eligible to participate in this plan. However, new employees must be employed by September 30 in a given plan year to be eligible for an award related to performance in that plan year. If employed after September 30, the employee is not eligible to receive an award until the next plan year, but if employed before September 30, the employee will receive a prorated award based on months worked.  Unless a participant is terminated for other than cause or is terminated due to death, disability or retirement, a participant must be an active employee as of the award payout date to receive the award. A participant who is terminated for other than cause or who is terminated due to death, disability or retirement will receive a pro-rated award for the plan year based on months worked. The payout will be paid in a lump sum between January 1 and March 15 after the calendar plan year end, unless previously deferred under the Voluntary Deferred Compensation Plan. The plan year is also the performance period for determining the amount of the incentive award to be paid. If the company does not meet threshold performance levels, there will be no payouts.

The plan utilizes a defined payout formula that is based upon the achievement of a combination of both qualitative and quantitative, pre-determined company performance goals and department/individual performance goals. Employees must receive a minimum performance rating of “satisfactory” or better for the plan year to be eligible for payout. Performance goals are set each year by the Compensation and Human Resources Committee based on recommendations from our Chief Executive Officer and an assessment of what specific goals need to be set for that year in each category.

Quantitative goals are measured by threshold, target and maximum award opportunity levels which are expressed as a percentage of salary and set forth below. Qualitative goals are similarly measured based on judgments by the Compensation and Human Resources Committee as to the results achieved during the year with respect to each goal.  In general, the actual payouts are calculated using a ratable approach where payouts are calculated as a proportion of threshold, target and maximum levels. The percentage of payout for overall company performance will be determined based on the specific weighting of the company goals and the actual performance compared to the pre-determined threshold, target and maximum performance levels.

The threshold, target and maximum payout levels under our Annual Incentive Compensation Plan are set annually by our Compensation and Human Resources Committee after review of relevant peer group information presented by our independent compensation consultant.  The Committee also reviews the historical payout levels, and specific goals set for the year.  These levels are not determined by reference to any particular factor, but are determined based on the judgment of the Compensation and Human Resources Committee as to the level of awards that are necessary to effectively compensate our executive officers in a manner which is internally equitable and externally competitive.

In 2011, the cash incentive awards were payable at the specified percentage of each named executive officer’s base salary as follows:

Tier	Incentive Ranges Percent of Salary			Award Categories Weighting of Award
	Threshold	Target	Maximum	Company	Individual/ Department
CEO	20%	40%	80%	80%	20%
CFO EVP, Retail	12.5%	25%	50%	75%	25%
Chief Risk Officer	12.5%	25%	50%	25%	75%
EVP, Commercial Banking	10%	20%	40%	25%	75%

As noted above, the performance goals for 2011, relative to our named executive officers were grouped into two categories based on company performance and department/individual performance.  Each category was assigned a specific weight as shown in the table above with specific goals set forth within each category weighted separately.

In 2011, the performance goals, criteria weighting and actual performance against goals for our named executive officers in the company performance category were as follows:

John J. Patrick, Jr.:

Weighting	Goals	Threshold	Target	Maximum	Actual

20%	Earnings	$3.0 million	$4.0 million	$5.0 million	$(4.04) million
45%	Loan Growth	$85.0 million	$105.0 million	$125.0 million	$133.7 million
15%	Loan Quality	1.9	1.6	1.3	1.74

In addition to the above goals, a weight of 20% was attributed to discretionary items based on the judgment of the Compensation and Human Resources Committee.

Gregory A. White and Kenneth A. Burns:

Weighting	Goals	Threshold	Target	Maximum	Actual

20%	Earnings	$3.0 million	$4.0 million	$5.0 million	$(4.04) million
40%	Loan Growth	$85.0 million	$105.0 million	$125.0 million	$133.7 million
15%	Loan Quality	1.9	1.6	1.3	1.74

In addition to the above goals, a weight of 25% was attributed to discretionary items based on the judgment of the Compensation and Human Resources Committee.

 Michael T. Schweighoffer and David S. Blitz:

Weighting	Goals	Threshold	Target	Maximum	Actual

6%	Earnings	$3.0 million	$4.0 million	$5.0 million	$(4.04) million
14%	Loan Growth	$85.0 million	$105.0 million	$125.0 million	$133.7 million
5%	Loan Quality	1.9	1.6	1.3	1.74

In addition to the above goals, a weight of 75% was attributed to discretionary items based on the judgment of the Compensation and Human Resources Committee.

In 2011, the performance goals, in the department/individual performance category were as follows:

John J. Patrick, Jr.:

The Chief Executive Officer’s individual performance goals were primarily related to the conversion of Farmington Bank from a mutual to a stock form of ownership including the following: a successful capital offering; establishing and funding the Farmington Bank Community Foundation; establishing relationships with major investment banking firms in the community/small cap space, and initiating coverage; establishing an investor relations function and building an open communication link with stockholders.  In addition to the goals associated with becoming a public company, other critical goals included maintaining a leadership role in the community and industry, and formalizing a succession plan.  Achievement of these goals were not based on quantitative threshold, target and maximum award opportunities but rather were reviewed based on a baseline of identifying prospects for each, proposing actions and achieving results.  In determining actual achievement against these goals, the Compensation and Human Resources Committee conducted an overall assessment of the processes undertaken to fulfill each goal during the year and made a discretionary judgment as to whether the final outcome met the goal prescribed which was then reported to the full Board of Directors.

Gregory A. White:

The Chief Financial Officer’s department/individual performance goals related to:

●	operating expenses;

●	effective asset and liability management;

●	successful filing of the Initial Public Offering;

●	managing liquidity;

●	development of profitability models; and

●	production of audited financial statements.

In determining actual achievement against the goals, the Compensation and Human Resources Committee conducted an overall assessment of the processes undertaken to fulfill each goal during the year and made a discretionary judgment as to whether the final outcome met the goal prescribed and reported the results to the full Board of Directors.

Michael T. Schweighoffer:

The Chief Risk Officer’s department/individual performance goals related to:

•	regulatory and FDICIA compliance maintaining safety and soundness;

•	oversight of special assets to stabilize/improve non-accruals , past dues and risk rating accuracy;

•	maintaining high regulatory compliance standards;

•	achieving favorable Internal Audit controls and risk management standards to include Operational Risk and oversight of Information Security; and

•	Completing key elements of the Initial Public Offering and responding to potential investors.

Achievement of the goals within this category were determined by the Compensation and Human Resources Committee, in its discretion, based on an overall assessment of the processes undertaken to fulfill each goal during the year and the judgment of the Compensation and Human Resources Committee as to whether the final outcome met the goal prescribed.  The results were then reported to the full Board of Directors.

Kenneth F. Burns:

The Chief Retail Banking Officer’s department/individual performance goals related to:

•	customer checking account growth both in number of new accounts and deposit growth;

•	small business checking account growth;

•	small business loan growth;

•	branch expansion and new branch growth in deposits;

•	Internal referral of wealth management products;

•	Retail loan growth and promotion of HELOC’s; and

•	implementation of sales methodology and training.

With respect to goals relating to account growth, small business checking and loan growth and branch expansion, the Compensation and Human Resources Committee reviewed the results in those areas for the year ended December 31, 2011, and made a determination based on those results as to whether the goals were achieved and at what level.  Achievement of the other goals within this category were determined by the Compensation and Human Resources Committee, in its discretion, based on an overall assessment of the processes undertaken to fulfill each goal during the year and the judgment of the Compensation and Human Resources Committee as to whether the final outcome met the goal prescribed.  The results were then reported to the full Board of Directors.

David S. Blitz:

The Chief Commercial Banking Officer’s department/individual performance goals related to:

•	growth in commercial real estate loans;

•	strategic reduction in Resort Finance Loans;

•	growth in commercial and industrial loans;

•	growth in cash management services; and

•	managing loan portfolio and maintaining asset quality.

With respect to goals relating to commercial real estate growth, reduction in resort finance loans growth in commercial and industrial loans and growth in cash management services, the Compensation and Human Resources Committee reviewed the results in those areas for the year ended December 31, 2011, and made a determination based on those results as to whether the goals were achieved and at what level.  Achievement of the other goals within this category were determined by the Compensation and Human Resources Committee, in its discretion, based on an overall assessment of the processes undertaken to fulfill each goal during the year and the judgment of the Compensation and Human Resources Committee as to whether the final outcome met the goal prescribed.  The results were then reported to the full Board of Directors.

2011 Awards:

Based on the applicable performance category weights, target dollar amounts and percentage goals achieved based on target for each executive officer as set forth below, cash incentive awards were paid in 2011 as follows:

John J. Patrick, Jr.

Category Weighting	Target Salary Amount	Percent Achieved to Target	Award Paid
Bank wide 80%	$160,000	127%	$203,000
Individual 20%	$ 40,000	200%	$ 30,000*
Total	$200,000		$233,000

  *           The Compensation/HR Committee had evaluated the CEO as having achieved the maximum for individual goals.  Mr. Patrick self selected a reduced amount of payment to stay within the accrued budget and to allow for greater rewards to other individuals throughout the organization.

Gregory A. White

Category Weighting	Target Salary Amount	Percent Achieved to Target	Award Paid
Bank wide 75%	$44,063	125%	$ 54,931
Individual 25%	$14,687	307%	$ 45,069
Total	$58,750		$100,000

Michael T. Schweighoffer

Category Weighting	Target Salary Amount	Percent Achieved to Target	Award Paid
Bank wide 25%	$15,625	127%	$ 19,896
Individual 75%	$46,875	214%	$100,104
Total	$62,500		$120,000

Kenneth F. Burns

Category Weighting	Target Salary Amount	Percent Achieved to Target	Award Paid
Bank wide 75%	$36,422	125%	$45,406
Individual 25%	$12,141	175%	$21,246
Total	$48,563		$66,652

David S. Blitz

Category Weighting	Target Salary Amount	Percent Achieved to Target	Award Paid
Bank wide 25%	$ 9,775	127%	$12,447
Individual 75%	$29,324	175%	$51,317
Total	$39,099		$63,764

Individual awards paid under the Annual Incentive Compensation Plan are reflected in the Summary Compensation Table below under the heading “Bonus.”

Long-Term Incentive Compensation

Phantom Stock Plan

Until June 28, 2011, we maintained a Phantom Stock Plan for the benefit of our non-employee directors, and a select group of employees as determined by the Chief Executive Officer and our Director of Human Resources as the administrator of the Phantom Stock Plan. The Phantom Stock Plan was terminated on June 28, 2011 in connection with our transition to a publicly held company.  The purpose of the plan was to encourage participants to remain employees or provide services (in the case of directors) and to reward participants for the continued success of Farmington Bank. The enrollment and eligibility requirements were established from time to time by the Chief Executive Officer and the administrator of the Phantom Stock Plan with the review and approval of the Compensation and Human Resource Committee of the Board of Directors.

Awards of notional “phantom stock” to participating employees under our phantom stock plan were based on performance criteria, while awards to non-employee directors were not based on performance criteria. The performance goals under the Phantom Stock Plan were set each year by the Compensation and Human Resources Committee based on recommendations from our Chief Executive Officer and an assessment of what specific goals need to be set for that year.  Threshold, target and maximum awards were set for each eligible position at competitive levels, and awards are calculated as a proportion of threshold, target and maximum criteria levels.  Similar to our Annual Incentive Compensation Plan, the threshold, target and maximum payout levels under our Phantom Stock Plan were set annually by our Compensation and Human Resources Committee after review of relevant peer group information presented by our independent compensation consultant.  The Committee also reviewed the historical payout levels, and specific goals set for the year.  These levels were not determined by reference to any particular factor, but were determined based on the judgment of the Compensation and Human Resources Committee as to the level of awards necessary to effectively compensate our executive officers in a manner which is internally equitable and externally competitive.

Each share of phantom stock awarded under our phantom stock plan represents a contractual right to receive an amount in cash equal to the base book value of each share plus any appreciation in book value. The base book value of a share is equal to Farmington Bank’s book value as of December 31 of the year in which such share is awarded divided by 10,000,000, and the appreciation value is equal to the increase, if any, in the book value of one share of phantom stock of Bank between December 31 in the year the phantom stock was granted and December 31 of the year the phantom stock vests (or in the event of a change in control, the date of the change of control).

Historically awards of phantom stock vest on December 31 in the third year following the year in which the phantom stock was awarded so long as such participant is employed or serving as a non-employee director on that date. As a result of the termination of our phantom stock plan, awards that would otherwise vest on December 31, 2012 and 2013, vested immediately upon termination of the plan.   The amounts paid to our named executive officers in 2011 in connection with the termination of the plan were: John J. Patrick, Jr.: $330,975; Gregory A. White: $110,867; Michael T. Schweighoffer: $136,072; Kenneth F. Burns: $91,717; and David S. Blitz: $93,746.  No further payments under the Plan are to be made to these persons.  No awards under the Plan have been or will be awarded for the 2011 or any future plan year.

Long-Term Equity-Based Compensation

We are seeking to establish a long-term incentive compensation program in the form of the 2012 Stock Incentive Plan.  The 2012 Stock Incentive Plan will replace our Phantom Stock Plan and provide for competitive equity awards to our management team. The plan is designed to attract and retain the best available talent and encourage the highest level of performance by, and provide additional incentive to executives, directors, and other key employees of the Company.  The nature and size of awards under our equity-based program will be based on a number of factors including regulatory guidelines, awards made to those holding comparable positions in our peer group and the tax or accounting treatment of specific equity compensation techniques.  This plan is subject to approval of our stockholders at the 2012 annual meeting and no awards have been made under this plan.

Retirement and Other Benefits

Supplemental Retirement Plan for Senior Executives

We have adopted a Supplemental Retirement Plan for Senior Executives (the “SERP”), for the purposes of providing supplemental retirement benefits to certain executives who have been designated by the Board of Directors as being eligible to participate. It is intended that the SERP comply with the requirements of Section 409A of the Internal Revenue Code and is to be construed and interpreted in a manner consistent with the requirements of Section 409A. John J. Patrick, Jr., Michael T. Schweighoffer and Gregory A. White have been designated by the Board of Directors for participation in the SERP. The benefits payable under the SERP vest at a rate of 10% for each year of service since original date of hire, with the benefits being 100% vested upon completion of ten years of service. If an executive is involuntarily terminated without cause or is terminated due to death, disability, change in control or good reason, the benefits shall be 100% vested regardless of years of service. If an executive is terminated for cause or if the executive violates the non-competition provision in the SERP, the retirement benefit under the SERP is forfeited.

Generally, the SERP provides the designated participants with a retirement benefit equal to a fixed percentage (50% in the case of Mr. Patrick and 40% in the case of Mr. Schweighoffer and Mr. White) of such executive’s final average compensation (final average compensation is an average of the executive’s highest three (3) years of compensation within the last five (5) years) multiplied by a prorate fraction (the numerator of which is the executive’s years of employment and the denominator of which is set forth in each executive’s participation agreement (16 years for Mr. Patrick, 18 years for Mr. Schweighoffer and 21 years for Mr. White)). If the executive is terminated prior to the age of 62, the amount of the benefit is reduced by 6% per year for each year prior to age 62. However, in the case of the executive’s termination upon disability or termination without cause or for good reason within two (2) years of a change in control, the benefit shall be calculated as if the executive had completed the years of employment between disability or termination and age 65, and as if the executive’s final average compensation had increased 3% per year for each calendar year until age 65. If the benefits provided under the SERP, either on its own, or when aggregated with other payments to the executive that are contingent on a change in control would cause the executive to have an “excess parachute payment” under Section 280G of the Internal Revenue Code, the benefits under the SERP and/or other payments shall be reduced to avoid such a result with the amounts under the executive’s employment agreement or change in control agreement reduced first and the SERP benefits reduced next.

The executive (or the executive’s beneficiary in the case of death) is entitled to receive the retirement benefits under the SERP (i) if the executive retires or terminates employment (other than due to cause or death) on or after age 65, (ii) if the executive terminates employment (other than due to cause, death or disability, or following a change in control) prior to age 65, (iii) if the executive becomes disabled prior to age 65, (iv) if the executive dies, or (v) if the executive is terminated without cause or for good reason within a two (2) year period after a change in control.

The retirement benefit shall be paid 45 days after an executive’s death, retirement or termination except that in the case of an executive’s termination due to disability or termination without cause or for good reason within two (2) years of a change in control, the retirement benefit shall be paid at age 65 unless, at the time the executive executed the participation agreement, the executive elected to receive the payment on the date of termination. If there is a change in control after payments commence under the SERP and the payments are in a form other than a lump sum, the present value of the remaining payments shall be paid to the executive in a lump sum 45 days after the date of the change in control. The payment of the retirement benefits under the SERP are paid in a lump sum unless the participant elects otherwise, in which case the benefit may be paid in annual equal installments over a period not to exceed 20 years, or a percentage of the benefit may be paid in a lump sum and a percentage of the benefit paid in annual equal installments over a period not to exceed 20 years.

Voluntary Deferred Compensation Plan for Directors and Key Employees

Since 1992, we have maintained a Voluntary Deferred Compensation Plan for Directors and Key Employees for the purpose of attracting, retaining and motivating individuals of high caliber and experience to act as directors and key employees. With respect to participation in the plan by key employees, the plan is intended to be an unfunded plan under ERISA. Effective January 1, 2010, we amended the plan to limit it only to directors and to discontinue further deferrals by key employees. In addition, the amendment changed the interest rate credited to participants’ accounts with respect to participants who had not retired or otherwise been terminated prior to January 1, 2010. Although employees may not make deferrals under the plan on or after January 1, 2010, deferral accounts continue to be maintained for former key employee participants until all amounts credited to such deferral accounts have been paid to such employees, and the time and form of such payments are governed by the provisions of the plan in effect as of the date of such retirement or termination. This plan is unsecured and unfunded.

Generally, the plan permits eligible participants to defer all or a portion of their fees or compensation. Deferred amounts are credited to a bookkeeping account and earn interest until they are paid out in full. With respect to participants who have retired or been otherwise terminated prior to January 1, 2010, the deferral accounts earn interest at a rate equal to the 5-year CD rate plus 4%, subject to a minimum of 8% and maximum of 12%, with the rate set in December and applying for the following year. With respect to participants who have not retired or been otherwise terminated prior to January 1, 2010, the deferral accounts earn interest at a rate equal to 8%. The interest, in both cases, is credited on a monthly basis. The participant must file an election form electing the percentage of fees or compensation to be deferred and the time and form of payment not later than 30 days after commencing employment, and such election shall remain effective for subsequent years unless the participant makes a new election prior to January 1 of the year in which the fees or compensation will be earned. Participants can elect to receive payment (i) in a lump sum on the earliest of the participant’s termination as a director or employee, disability or a date specified by the participant, (ii) in a lump sum on a date specified by the participant, (iii) in equal consecutive annual or monthly installments over a period not to exceed 15 years, with the first installment to be paid on the earliest of the participant’s termination as a director or employee, disability or a date specified by the participant, or (iv) in equal consecutive annual or monthly installments over a period not to exceed 15 years, with the first installment to be paid on a date specified by the participant. Participants are not able to change the time or form of payment election unless the change is made at least 12 months prior to the date payment of those fees or compensation would otherwise have been made, and the change must delay the payment for at least 5 years from the date payment would otherwise have been made or begun. Participants are always fully vested in their deferral account or if selected in accordance with the installment method in effect prior to death.

In the event of a participant’s death before commencement of payment, payment will be made to the participant’s beneficiary in a lump sum within 90 days of the participant’s death, unless the participant has specified a different time and/or form of payment in the election form. In the event of a participant’s death after installment payments have begun, the installments will be accelerated and paid in a lump sum to the participant’s beneficiary within 90 days of the participant’s death.

In the event of a change in control or potential change in control, we are required to create a rabbi trust and deposit cash in an amount sufficient to provide for full payment of all potential obligations of the plan. The rabbi trust is irrevocable until all obligations under the plan have been satisfied.

Voluntary Deferred Compensation Plan for Key Employees

We also maintain a Voluntary Deferred Compensation Plan for Key Employees which was effective January 1, 2007. The plan is intended to be an unfunded plan under ERISA. The plan permits eligible employees to defer all or a portion of their compensation. Deferred amounts are credited to a bookkeeping account and earn interest until they are paid out in full. The deferred amounts earn interest at a rate equal to the 5-year CD rate. The rate is set in December and applies for the following year. The interest is credited on a monthly basis. The employee must file an election form electing the percentage of compensation to be deferred and the time and form of payment not later than 30 days after commencing employment, and such election shall remain effective for subsequent years unless the employee makes a new election prior to January 1 of the year in which the compensation will be earned. Participants can elect to receive payment (i) in a lump sum on the earliest of the employee’s termination, disability or a date specified by the employee, (ii) in a lump sum on a date specified by the employee, (iii) in equal consecutive annual or monthly installments over a period not to exceed 15 years, with the first installment to be paid on earliest of the employee’s termination, disability or a date specified by the employee, or (iv) in equal consecutive annual or monthly installments over a period not to exceed 15 years, with the first installment to be paid on a date specified by the employee. Employees are not able to change the time or form of payment election unless the change is made at least 12 months prior to the date payment of the compensation would otherwise have been made and the change must delay the payment for at least five years from the date payment would otherwise have been made or begun. This plan is unsecured and unfunded.

In the event of the death of an employee before commencement of payment, payment will be made to the employee’s beneficiary in a lump sum within 90 days of the employee’s death, unless the employee has specified a different time and/or form of payment in the election form. In the event of an employee’s death after installment payments have begun, the installments will be accelerated and paid in lump sum to the employee’s beneficiary within 90 days of the employee’s death or if selected in accordance with the installment method in effect prior to death.

In the event of a change in control or potential change in control, we are required to create a rabbi trust and deposit cash in an amount sufficient to provide for full payment of all potential obligations of the plan. The rabbi trust is irrevocable until all obligations under the plan have been satisfied.

Life Insurance Premium Reimbursement Agreement

Effective January 1, 2009, we entered into Life Insurance Premium Reimbursement Agreements with John J. Patrick, Jr., our President and Chief Executive Officer, and Gregory A. White, our Chief Financial Officer. Effective April 14, 2011, we also entered into a Life Insurance Premium Reimbursement Agreements with Michael T. Schweighoffer, our Executive Vice President and Chief Risk Officer. The agreement with Mr. Patrick provides that in the event he purchases an individual supplemental life insurance policy providing $2.0 million of pre-retirement term life coverage and $1,000,000 of post-retirement coverage, we agree to pay Mr. Patrick a tax-adjusted bonus in an amount equal to the total amount of premiums, increased by 40% paid for such plan provided we receive documentation evidencing such payments. The agreements with Mr. White and Mr. Schweighoffer provide that in the event they purchase an individual supplemental life insurance policy providing $1.0 million of pre-retirement term life coverage and $250,000 of post-retirement coverage, we agree to pay each of them, as applicable, a tax-adjusted bonus in an amount equal to the total amount of premiums, increased by 40% paid for such plan provided we receive documentation evidencing such payments. Pursuant to the agreements, we may provide the levels of insurance required through our group insurance policy, in which case we are not obligated to reimburse Messrs. Patrick, White or Schweighoffer for their individual policy.

Defined Benefit Employees’ Pension Plan

We maintain the Farmington Bank Defined Benefit Employees’ Pension Plan, a non-contributory defined benefit plan intended to satisfy the requirements of Section 401(a) of the Internal Revenue Code. While the primary purpose is to provide employees with retirement benefits, under certain circumstances it provides surviving spouses with plan benefits in the event the employee dies before retirement.

As of January 1, 2007 employees who were already participants in the plan continue to be participants in the plan. Employees who were hired on or after January 1, 2007 are not eligible for the Pension Plan. Currently, Kenneth F. Burns, our Director of Retail Banking, is the only named executive officer eligible to participate in this plan.

Under the plan, employees hired prior to December 31, 2006 become eligible to participate in the plan as of the January 1 or July 1 coinciding with or immediately following the date the employee reaches age 21 and completes 1,000 hours of service in a consecutive 12 month period. Employees become fully vested in their accrued benefits under the plan upon the completion of 5 years of service after their 18th birthday. Employees are credited with one year of service for each plan year in which they complete 1,000 hours of service. Employees are also automatically 100% vested if they are active employees when they reach normal retirement age, which is age 65 for employees who were participants in the plan before January 1, 1988 and the later of age 65 or the fifth anniversary of the first day of the plan year in which such employee began participating in the plan. The employees have a choice as to the way they receive the monthly benefit.

In general, the plan provides for a normal retirement benefit that is payable monthly on the first day of the month which coincides with or follows the later of the employee’s 65th birthday or the fifth anniversary of the first day of the plan year in which such employee began participating in the plan. For employees who were participants in the plan before January 1, 1988, the monthly benefit is payable on the first day of the month which coincides with or follows the employee’s 65th birthday. For employees who continue to work after the normal retirement date and elect a late retirement date, the benefits under the plan continue to accrue while the employee remains employed, but the late retirement benefit payment must begin no later than April 1 following the later of the year the employee reaches age 70 ½ or the year the employee retires.

The amount of monthly benefits received under the plan depends on several factors: the length of employment, earnings and salary history while employed, age when retirement payments begin and certain legal limitations and requirements. The normal retirement benefit under the plan is equal to (a) the product of 2% of average annual earning multiplied by years of credited service as of December 31, 2006, plus (b) the product of 1% of average annual earning multiplied by years of credited service on or after January 1, 2007. No more than 30 years of credited service will be taken into account when determining the amount of the benefit. The early retirement benefit under the plan is calculated in basically the same way as the normal retirement benefit, but includes adjustments made by an “early commencement factor.” The early commencement factor, based on the age at which the employee starts to receive the benefit payment, reduces the monthly benefit to account for the additional years during which the employee will receive payments. The late retirement benefit under the plan is calculated in basically the same way as the normal retirement benefit, with credited service and earnings based on the date the employee actually ceases employment. The late retirement benefit will be equal to the greater of (a) the normal retirement benefit calculated using the credited services and earnings to the day of actual retirement, or (b) the normal retirement benefit calculated using the credited services and earnings as of the normal retirement date increased by the late adjustment factor up to April 1 after the age of 70 ½. After age 70 ½ a different calculation applies.

The plan also provides a retirement benefit for participants who terminate employment before they are eligible to retire if fully vested. The amount of the benefit is equal to a percentage of the normal retirement benefit. If vested when employment terminates prior to the normal retirement date and the present value of the vested benefits is greater than $5,000, payment of the vested benefit will begin on the normal retirement date and if less than $5,000, it will be paid out in a single lump payment as soon as feasible following termination. Such an employee may elect to receive the benefits as early as the first day of the month coinciding with or following the day the employee would be eligible for early retirement if employment continued, but based only on the service and years of credited service on the date employment terminated and adjusted by the early commencement factor.

401(K) Plan

We have established the Farmington Bank 401(k) Plan, a tax-qualified plan under Section 401(a) of the Internal Revenue Code which provides for a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

The types of contributions which may be made under the plan are salary deferrals, rollover contributions, safe harbor contributions, matching contributions and profit sharing contributions. An employee is eligible to make salary deferrals and safe harbor contributions to the plan and to receive matching contributions on the first day of the month coinciding with or next following the date that the employee has completed six (6) months of service and has attained age 21.

Under the plan, employees may elect to defer a percentage of compensation each year provided the total deferrals in 2011 do not exceed $16,500 and after 2011 the dollar limit may increase for cost-of-living adjustments. In addition, employees age 50 or over may elect to defer additional amounts called catch-up contributions, which may be deferred regardless of any other limitations on the amount that you may defer to the plan. The maximum catch-up contribution permitted in 2011 was $5,500 and after 2011 the dollar limit may increase for cost-of-living adjustments. For employees hired after January 1, 2008, the plan includes an automatic deferral feature pursuant to which 4% of the employee’s pay will automatically be contributed unless the employee makes an alternative salary deferral election. Employees are also permitted to deposit into the plan rollover contributions, which are distributions received from other plans and certain IRAs. Employees may withdraw the amounts in their rollover account at anytime. The participants in the plan may elect to direct the investment of their accounts in several types of investment funds, but if participants do not elect to direct the investment of their account it will be invested in accordance with the default investment alternative established by the plan.

Under the plan, we have the option to make safe harbor matching contributions equal to 100% of an employee’s salary deferral (including catch-up contributions) that do not exceed 4% of an employee’s compensation. We may also make discretionary matching contributions equal to a uniform percentage of an employee’s salary deferrals. In addition, we may make discretionary profit sharing contributions that are allocated among eligible employees depending on how much compensation an employee receives during the year and the classification to which the employee is assigned. We determine the amount of the profit sharing contribution for each classification and allocate it to the employees' proportionately based on the employee’s compensation compared to the total compensation of all employees in such classification. To be considered an eligible employee for purposes of receiving profit sharing contributions, the employee must have completed 1,000 hours of service during the calendar year.

Employees are always 100% vested in the amounts in their accounts attributable to salary deferrals (including catch-up contributions), rollover contributions and safe harbor contributions. Employees become vested in amounts attributable to profit sharing contributions in 25% increments, beginning with the completion of two years of service and ending with the completion of five years of service. An employee also becomes 100% vested if employed on or after age 65, or if an employee dies or becomes disabled while employed.

An employee may receive distributions from the plan in the form of a single lump payment or installments over a period of not more than the employee’s assumed life expectancy; however, if the total vested amount in an account is less than $5,000 then it must be paid in a lump sum.

Employment Agreements

We have entered into an employment agreement with John J. Patrick, Jr., our President and Chief Executive Officer.  Pursuant to the Agreement, Mr. Patrick will serve as President and Chief Executive Officer of the Company and Farmington Bank until December 31, 2015, subject to automatic extension so that a constant thirty-six (36) calendar month term shall remain in effect, until such extensions are terminated by the Company or Mr. Patrick. The Agreement provides for an initial base salary of $500,000 per year, subject to possible annual increases.

The Agreement also provides that Mr. Patrick will be eligible to earn an annual incentive bonus at the discretion of the Company, as determined in good faith by the Board of Directors or the Compensation and Human Resources Committee.  Mr. Patrick will be eligible to participate in all savings and retirement plans, policies and programs as may be made available by Farmington Bank to executive-level employees generally, including our Supplemental Executive Retirement Plan for Senior Executives.  In addition, Mr. Patrick will be entitled to participate on the same basis as all other executive officers of Farmington Bank in standard benefit programs, including group health, disability and life insurance programs.

The Agreement also provides that, in the event Mr. Patrick’s employment is terminated for certain events, then, Mr. Patrick is entitled to receive severance in an amount equal to three (3) times his annual base salary in effect on the date of termination, plus the continuation of certain insurance benefits.

Role of the Compensation and Human Resources Committee

The Compensation and Human Resources Committee of the Board of Directors of FCB is responsible for implementing and monitoring the success of our overall compensation program in achieving the goals of our compensation philosophy. The Compensation and Human Resources Committee is responsible for the administration of our compensation programs and policies, including the administration of our cash-based and, if approved by stockholders, equity-based incentive programs. The Compensation and Human Resources Committee reviews and approves all compensation decisions relating to our executive officers. Our Chief Executive Officer has responsibility for approving compensation decisions relating to our other officers and employees with input from other members of management. The Compensation and Human Resources Committee operates under the mandate of a formal charter that establishes a framework for the fulfillment of its responsibilities.

Role of the Compensation Consultant

We have engaged McLagan, an Aon Hewitt Company (formerly, Amalfi Consulting, LLC) (“McLagan”), as our independent compensation consultant to gather compensation data for peer institutions to assist the Compensation and Human Resources Committee in evaluating base salary and incentive compensation levels. See “—Peer Group Analysis” below.

Role of Management

Our Chief Executive Officer and other named executive officers will, from time to time, make recommendations to the Compensation and Human Resources Committee regarding the appropriate mix and level of compensation for their subordinates. Those recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation and Human Resources Committee.

Peer Group Analysis

We strongly believe that in order to attract, motivate and reward qualified executives in our marketplace, our compensation program must be competitive relative to the companies with whom we compete. During 2011, we engaged McLagan to benchmark base and incentive compensation for our executive officers.

The group of companies being used for comparative and informational purposes represents a mix of other comparably sized, publicly traded banking organizations located in New England, New York (excluding metro New York City) and New Jersey. For comparative purposes we also utilize broader based surveys particularly in key technical skills areas.

Our current peer group consists of the following institutions:

Oritani Financial Corp.
Century Bancorp, Inc.
Sterling Bancorp
Financial Institutions Inc.
Northfield Bancorp Inc.
Meridian Interstate Bancorp, Inc.
Suffolk Bancorp
First of Long Island Corp.
Canandaigua National Corp.
Rockville Financial Inc.
Bancorp Rhode Island, Inc.
United Financial Bancorp
Peapack-Gladstone Financial
Enterprise Bancorp Inc.
Westfield Financial Inc.
Center Bancorp Inc.
Hingham Institute for Savings
Chemung Financial Corp.
SI Financial Group Inc.

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation and Human Resources Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” disclosure appearing above in this Annual Report on Form 10-K/A. Based on this review and discussion, the Compensation and Human Resources Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

April 24, 2012

The Compensation and Human Resources Committee:

Robert F. Edmunds, Jr., Chairman
David M. Drew
Kevin S. Ray

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth certain information with respect to the compensation of our principal executive officer, principal financial officer and three most highly compensated executive officers during 2011. Each individual listed in the table below may be referred to as a named executive officer or executive officer.

Name and Principal Position	Year		Salary	Bonus		Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total

John J. Patrick,	2011		$483,077	$30,000		$--	--	$203,000	$147,139	$88,599	$951,815
Jr.	2010		$409,692	$--		$168,755	--	$204,929	$53,097	$73,529	$910,002
President, CEO	2009	(4)	$403,846	$160,000		$160,000	--	$--	$37,643	$24,186	$785,675

Gregory A.	2011		$231,202	$45,069		$--	--	$54,931	$20,946	$51,656	$403,804
White	2010		$213,279	$21,750		$55,104	--	$63,250	$6,516	$34,606	$394,505
EVP, CFO	2009	(5)	$201,058	$125,000		$55,000	--	$--	$1,850	$9,803	$392,711

Michael T. Schweighoffer	2011		$247,019	$100,104		$--	--	$19,896	$30,023	$60,302	$457,344
EVP, Chief Risk	2010		$232,673	$39,628		$60,032	--	$70,372	$9,694	$29,561	$441,960
Officer	2009	(6)	$181,731	$100,000		$75,000	--	$--	$2,662	$19,311	$378,704

Kenneth F.	2011		$192,471	$21,246		$--	--	$45,406	$47,229	$28,324	$334,676
Burns	2010		$183,077	$13,227		$47,360	--	$46,773	$10,147	$12,047	$312,631
EVP, Retail Banking	2009		$176,077	$50,000		$43,750	--	$--	$7,940	$13,501	$291,268

David S. Blitz	2011		$194,048	$51,317		$--	--	$12,447	$--	$39,305	$297,117
EVP, Commercial	2010		$186,922	$50,343		$48,122	--	$9,657	$--	$22,444	$317,488
Banking	2009	(7)	$142,490	$79,967	(8)	$45,000	--	$--	$--	$9,948	$277,405

(1)	Represents aggregate grant date fair value of phantom stock awards made pursuant to our Phantom Stock Plan determined in accordance with FASB Topic 718.
(2)
Reflects the change in the present value of the life annuity from fiscal year end 2010 to 2011 for both our Defined Benefit Employee Pension Plan and Supplemental Retirement Plan for Executives. Change in Pension Value is as follows:

Name and Principal Position (a)	Year	Defined Benefit Employee Pension Plan (b)	Supplemental Retirement Plan for Executives (SERP)	Total

John J. Patrick, Jr.	2011	$--	$147,139	$147,139
President, Chief Executive Officer	2010	$--	$53,097	$53,097
	2009	$--	$37,643	$37,643

Gregory A. White	2011	$--	$20,946	$20,946
Chief Financial Officer	2010	$--	$6,516	$6,516
	2009	$--	$1,850	$1,850

Michael T. Schweighoffer	2011	$--	$30,023	$30,023
Executive Vice President, Chief Risk Officer	2010	$--	$9,694	$9,694
	2009	$--	$2,662	$2,662

Kenneth F. Burns	2011	$47,229	$--	$47,229
Executive Vice President, Retail Banking	2010	$10,147	$--	$10,147
	2009	$7,940	$--	$7,940

(a)	Mr. Blitz is not eligible to participate in either of our Defined Benefit Employee Pension Plan or Supplemental Retirement Plan for Executives.
(b)	Messrs. Patrick, White, Blitz and Schweighoffer are not eligible to participate in the Defined Benefit Employee Pension Plan as the plan was frozen to new employees hired after January 1, 2007.

(3)	All Other Compensation includes the following:

Name	401(k)	Employee Stock Ownership Plan	Bank Owned Life Insurance	Group Term Life Insurance	Car Allowance	Executive Life Insurance	Long-Term Disability	Club Dues	Total
John J. Patrick, Jr.	$9,800	$16,393	$ --	$414	$1,942	$45,581	$5,865	$8,604	$88,599

Gregory A. White	$9,800	$16,393	$ --	$270	$ --	$14,771	$996	$9,426	$51,656

Michael T. Schweighoffer	$9,800	$16,393	$ --	$270	$7,200	$15,887	$1,090	$9,662	$60,302

Kenneth F. Burns	$ --	$16,393	$211	$392	$ --	$ --	$613	$10,715	$28,324

David S. Blitz	$9,800	$16,393	$173	$396	$ --	$ --	$880	$11,663	$39,305

(4)	Mr. Patrick was hired in March 2008.

(5)	Mr. White was hired in January 2009.

(6)	Mr. Schweighoffer was hired in March 2009.

(7)	Mr. Blitz was hired in March 2009.

(8)	Includes $25,000 signing bonus.

Pension Benefits

The following table provides information regarding the retirement benefits for the named executive officers under our tax-qualified defined benefit and supplemental executive retirement plans, namely the Supplemental Retirement Plan for Executives for Messrs. Patrick, White and Schweighoffer, and the Defined Benefit Pension Plan for Mr. Burns. Mr. Blitz is not a participant in any of our qualified or non-qualified defined benefit or supplemental executive retirement pension plans.

Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last FiscalYear

John J. Patrick, Jr.	4	$237,879	--
Gregory A. White	3	$29,312	--
Michael T. Schweighoffer	3	$42,379	--
Kenneth F. Burns	7	$97,314	--

Potential Payments Upon Termination or Change-In-Control

There are currently no Employment Agreements or Change in Control Agreements in place with our named executive officers; other than Mr. Patrick. Each named executive officer is entitled to receive earned and unpaid compensation upon the retirement, death, disability or termination of the executive officer.

On April 24, 2012, the Company and Farmington Bank entered into an employment agreement with Mr. Patrick.  Under the agreement, in the event Mr. Patrick’s employment is terminated without “Cause" or for “Good Reason,” he is entitled to receive severance in an amount equal to three times his annual base salary in effect on the date of termination, payable at regular payroll intervals over a 36-month period plus the continuation of certain insurance benefits.

Under the agreement, “Cause” is defined as : (i) conviction of a felony; (ii) act of fraud, embezzlement or theft in connection with Mr. Patrick’s duties or in the course of his employment; (iii) conviction of a crime described in section 19 of the Federal Deposit Insurance Act; (iv) intentional or grossly negligent act which causes material damage to the Company; (v) willful or grossly negligent violation of any law, rule, regulation or final administrative action that causes material harm to the Company or its assets; (vi) intentional or grossly negligent breach of fiduciary duty; (vii) willful or intentional failure to discharge any material obligations or duties; or (viii)  material violation of the confidentiality provisions of the employment agreement.

“Good Reason” is defined as Mr. Patrick’s resignation within six (6) months after the occurrence of: (i) a diminution in base salary; (ii) a material diminution in authority, duties, or responsibilities; (iii) relocation to a location more than thirty-five (35) miles from his current principal place of work; (iv) failure to be appointed or elected or reappointed or reelected as a member of the Board of Directors; or (v)  a material breach by the Company or Farmington Bank of the employment agreement.

In addition to the above, our Supplemental Retirement Plan for Senior Executives has provisions addressing termination and change in control as set forth below. Furthermore, executives who are involuntarily terminated other than for cause or terminated due to disability, retirement, or death will receive a prorated benefit, based on the termination date under our Annual Incentive Plan.

Supplemental Retirement Plan for Executives

We implemented a Supplemental Retirement Plan effective January 1, 2009 for certain executive officers. Currently, Messrs. Patrick, White and Schweighoffer are the only participants in the plan. The plan provides that each executive will receive supplemental benefits, to the extent vested, commencing 45 days following separation from service. As of December 31, 2011, Messrs. White and Schweighoffer were 30% vested in their plan benefits and Mr. Patrick was 40% vested in his plan benefit. Messrs. Patrick, White and Schweighoffer become 100% vested in their supplemental benefits after 10 years of service. Each participant’s supplemental benefit equals a percentage of the participant’s final average compensation (as set forth in each executive’s participation agreement), multiplied by a fraction, the numerator of which is the executive’s years of employment with Farmington Bank and the denominator of which is set forth in the executive’s participation agreement. Final average compensation is defined in the plan as the three-year average of the highest base salary and bonus paid to each executive during the last five years of each executive’s employment with Farmington Bank. Supplemental benefits are distributed as of the executive’s normal benefit date and are payable in a lump sum, unless a participant has elected, at the time of execution of his participation agreement, to receive an annuity or other form of benefit.

If an executive is less than age 62 at the time of commencement of his supplemental benefit, his benefit will be further reduced by 6% per year for each year before age 62 that the benefit payment commences.

Under our Supplemental Retirement Plan for Executives, if Messrs. Patrick, White or Schweighoffer were terminated for cause or voluntarily terminated their employment, they would forfeit all benefits in the event of termination for cause and if they elect to voluntarily terminate their employment, the executives would be entitled to a supplemental benefit calculated in the manner set forth above, and if applicable, multiplied by the executive’s vesting rate set forth in his participation agreement.

If Messrs. Patrick, White or Schweighoffer were to die before attaining their benefit age but while employed by us, their respective beneficiary would be entitled to a death benefit equal to the present value of the accrued annuity benefit as of the date of death, without any pre-retirement reductions, payable in a lump sum. In the event Messrs. Patrick, White or Schweighoffer were to become disabled they would be entitled to a supplemental benefit, determined in the manner set forth herein. The supplemental benefit shall be determined as an annuity benefit, at benefit age, with payments equal to the yearly benefit amount calculated as if: (i) the executive had completed years of employment between disability and benefit age, and (ii) the executive’s final average compensation had increased three percent (3%) per year for each calendar year until benefit age. The supplemental benefits are distributed as of the executive’s normal benefit date and are payable in a lump sum, unless a participant has elected, at the time of execution of his participation agreement, to receive an annuity or other form of benefit.

Under the Supplemental Retirement Plan, if a change in control occurs and within a two year period thereafter, the executive has an involuntary separation from service without cause or a separation from service for good reason, the executive will be entitled to a supplemental benefit calculated as if the executive had completed the years of employment between separation of service and benefit age and his final average compensation had increased 3% per year until his benefit age. The supplemental benefits are distributed as of the executive’s normal benefit date and are payable in a lump sum, unless a participant has elected, at the time of execution of his participation agreement, to receive an annuity or other form of benefit.

The following tables describe the potential payments based upon a hypothetical termination or a change in control on December 31, 2011 for Messrs. Patrick, White, Schweighoffer, Burns and Blitz:

Name	Voluntary Termination	Involuntary Termination other than for cause	Termination within 2 years after Change in Control	Retirement	Disability	Death

John Patrick
Supplementary Retirement Plan	$236,179	$236,179	$5,843,171	$236,179	$3,367,351	$409,828
Annual Incentive Plan(1)	$--	$200,000	$200,000	$200,000	$200,000	$200,000
Michael Schweighoffer
Supplementary Retirement Plan	$41,760	$41,760	$2,794,693	$41,760	$1,340,254	$87,078
Annual Incentive Plan(1)	$--	$62,500	$62,500	$62,500	$62,500	$62,500
Gregory White
Supplementary Retirement Plan	$28,997	$28,997	$2,632,923	$28,997	$1,151,855	$66,281
Annual Incentive Plan(1)	$--	$58,750	$58,750	$58,750	$58,750	$58,750
Kenneth Burns
Annual Incentive Plan(1)	$--	$48,563	$48,563	$48,563	$48,563	$48,563
David Blitz
Annual Incentive Plan(1)	$--	$48,873	$48,873	$48,873	$48,873	$48,873

(1)	Amount reflects payout under Annual Incentive Plan at target level of benefit.

Director Compensation

Director Fees

Each non-employee director receives an annual retainer of $15,000; $900 for each board meeting and $800 for each committee meeting that the director attends. Prior to termination of our Phantom Stock Plan, each director also received shares of phantom stock under our Phantom Stock Plan equal to 400 shares annually. We paid fees totaling $304,700 to non-employee directors during the fiscal year ended December 31, 2011. Directors are not paid separately for their services on the Board of Directors of both FCB and Farmington Bank.

The following table details the compensation paid to each of our non-management directors in 2011.

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	2011 Total

Ronald A. Bucchi	$54,600	--	--	--	$24,400	$79,000
John J. Carson	$53,800	--	--	--	$1,001	$54,801
David M. Drew	$51,400	--	--	--	$52,368	$103,768
Robert F. Edmunds, Jr.	$48,700	--	--	--	$52,275	$100,975
Kevin S. Ray	$49,000	--	--	--	$41,492	$90,492
Michael A. Ziebka	$47,200	--	--	--	$9,816	$57,016

Indemnification of Directors and Officers

FCB’s bylaws provide that FCB shall indemnify all officers, directors, employees and agents of FCB to the fullest extent permitted under Maryland and federal law. Such indemnification may include the advancement of funds to pay for or reimburse reasonable expenses incurred by an indemnified party to the fullest extent permitted under Maryland and federal law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of FCB, pursuant to its bylaws or otherwise, FCB has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Compensation and Human Resources Committee Interlocks and Insider Participation

During 2011, no member of the Compensation and Human Resources Committee was a current or former officer or employee of the Company. None of our executive officers served as a member of the compensation committee (or board of directors serving the compensation function) or director of another entity where such entity’s executive officers served on our Compensation and Human Resources Committee or Board of Directors.

Item 12.  Ownership of Certain Beneficial Owners and Managements and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF COMMON STOCK
BY MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

Security Ownership of 5% Beneficial Owners

The following table sets forth certain information, as of April 15, 2012, regarding the beneficial owners of more than 5% of the outstanding common stock:

	Amount of Securities
Name	Beneficially Owned(a)	Percent Ownership(b)

Farmington Bank Employee Stock Ownership Plan One Farm Glen Boulevard Farmington, Connecticut 06032	1,024,536	5.73%

Wellington Management Co LLP 280 Congress Street Boston, Massachusetts 02210	1,713,750	9.58%

Security Ownership of Directors and Officers

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2012 by each director, each Named Executive Officer named in the Summary Compensation Table appearing above and all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by such person.

	Amount of Securities
Name of Beneficial Owner	Beneficially Owned(a)		Percent Ownership

David S. Blitz	7,500		*
Ronald A. Bucchi	15,000	(b)	*
Kenneth F. Burns	24,329	(c)	*
John J. Carson	10,162	(d)	*
David M. Drew	35,000	(e)	*
Robert F. Edmunds, Jr.	60,000	(f)	*
John J. Patrick, Jr.	31,722	(g)	*
Kevin S. Ray	10,300	(h)	*
Michael T. Schweighoffer	10,100		*
Gregory A. White	16,924	(i)	*
Michael A. Ziebka	5,000		*
All directors and executive officers as a group (11 total)	226,037		1.3%

*	Less than one percent.

(a)
If applicable, beneficially owned shares include shares owned by the spouse, children and certain other relatives of the director or executive officer, as well as shares held by trusts of which the person is a trustee or in which he or she has a beneficial interest. All information with respect to beneficial ownership has been furnished by the respective directors and executive officers.

(b)	Shares are held in an IRA.
(c)	Indicates shares held in an IRA.
(d)	Includes 4,790 shares held in an IRA and 415 shares held by Mr. Carson as custodian for his grandchildren.
(e)	Includes 3,275 shares held by Mr. Drew’s spouse and 31,725 shares held in separate IRAs for Mr. Drew and his spouse.
(f)	Includes 30,000 shares held by Mr. Edmunds’ spouse.
(g)	Includes 31,422 shares held in an IRA, 200 shares held by Mr. Patrick’s wife as trustee for minor children and 100 shares held by Mr. Patrick’s child.
(h)	Includes 300 shares held by Mr. Ray’s children.
(i)	Indicates shares held jointly with Mr. White’s spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Federal law and regulation generally require that all loans or extensions of credit to a director or an executive officer must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. However, regulations also permit a director or an executive officer to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees.

Our directors, executive officers and employees and the directors, executive officers and employees of our subsidiaries are permitted to borrow from Farmington Bank in accordance with the requirements of federal and state law. All loans made by Farmington Bank to directors and executive officers or their related interests have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender, and did not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2011 we had loans with an aggregate balance of $561,000 outstanding to our executive officers, directors and related parties of our executive officers and directors.

During the 2011 fiscal year, we were not a party to any transactions that involved an amount that exceeded $120,000 and which a director, executive officer, holder of more than 5.0% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

All related party transactions are reviewed and approved by the full Board of Directors (without the interested director present). In reviewing and evaluating potential conflicts of interest and related party transactions, the Board of Directors uses applicable NASDAQ listing standards and SEC rules as a guide.

Director Independence

It is the policy of the Board that a majority of its directors be independent within the meaning of applicable laws and regulations, the listing standards of NASDAQ and FCB’s Corporate Governance Guidelines. The Governance Committee reviews the independence of Board members on an ongoing basis and, at least once a year, makes a determination of each director’s independence against the independence criteria and delivers a report to the Board.

The Board of Directors, upon the recommendation of the Governance Committee, has reviewed the relationship that each director has with FCB, and affirmatively determined that all directors are independent within the meaning of applicable laws and regulations and the listing standards of the Nasdaq Global Market, other than John J. Patrick, Jr., due to his position as President and Chief Executive Officer of FCB and Farmington Bank.

The Board has also affirmatively determined that three of the Board’s committees, the Audit, the Compensation and Human Resources Committee and the Governance Committee, are comprised entirely of independent directors within the meaning of applicable laws and regulations.

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP as of or for the fiscal years ended December 31, 2011 and 2010 are set forth below. The aggregate fees included in the Audit category are billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	2011	2010

Audit Fees	$1,114,000	$381,000
Audit-Related Fees	$ 38,000	$ 36,000
Tax Fees	$ 32,000	$ 41,000
All Other Fees	$ 3,000	$ 3,000

Audit Fees include fees incurred in connection with the conversion and related stock offering by the Company totaling $520,000 and $85,000 for the fiscal years ended December 31, 2011 and 2010, respectively.  Audit Fees for the fiscal years ended December 31, 2011 and 2010 also include fees for professional services rendered for the audits of the financial statements of the Company, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, consents, compliance with Section 404 of the Sarbanes-Oxley Act and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees are for services which are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, but are not reported under “Audit Fees”.  These fees were for audits of the Company’s employee benefit plan for the fiscal years ended December 31, 2011 and 2010.

Tax Fees for fiscal year ended December 31, 2011 and 2010 were for services rendered for preparation of the annual tax returns and quarterly tax payments.

All Other Fees for fiscal year ended December 31, 2011 and 2010 were for the Company’s employee benefit plans and its private foundation.

The Audit Committee has determined that the provision of the above services is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Item 15. Exhibits

(c	)	Exhibits

Exhibit Number
		31.1	Certification of John J. Patrick, Jr. pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
		31.2	Certification of Gregory A. White pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
		32.1	Certification of John J. Patrick, Jr. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
		32.2	Certification of Gregory A. White pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: April 30, 2012	FIRST CONNECTICUT BANCORP, INC.

By: /s/ John J. Patrick, Jr.
Name: John J. Patrick, Jr.
Title: Chairman of the Board of Directors,
President and Chief Executive Officer