Form 10-Q
period 2012-03-31
First Connecticut Bancorp, Inc.
filed 2012-05-15
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report-Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 333-171913

First Connecticut Bancorp, Inc. (Exact name of registrant as specified in its charter)

Maryland	45-1496206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Farm Glen Boulevard, Farmington, CT	06032
(Address of Principal Executive Offices)	(Zip Code)

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

As of May15, 2012, there were 17,880,200 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Condition at March 31, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

Part II. Other Information

Item 1.	Legal Proceedings	56

Item1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosure	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

Signatures		59

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information

Item 1. Consolidated Financial Statements

First Connecticut Bancorp, Inc. Consolidated Statements of Condition

	March 31, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$38,280	$40,296
Federal funds sold	93,000	50,000
Cash and cash equivalents	131,280	90,296
Securities held-to-maturity, at amortized cost	3,216	3,216
Securities available-for-sale, at fair value	115,956	135,170
Loans held for sale	3,408	1,039
Loans, net	1,326,107	1,295,177
Premises and equipment, net	21,293	21,379
Federal Home Loan Bank of Boston stock, at cost	7,137	7,449
Accrued income receivable	4,304	4,185
Bank-owned life insurance	36,701	30,382
Deferred income taxes	13,672	13,907
Prepaid expenses and other assets	14,155	15,450
Total assets	$1,677,229	$1,617,650
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,033,981	$981,057
Noninterest-bearing	215,602	195,625
	1,249,583	1,176,682
Federal Home Loan Bank of Boston advances	63,000	63,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	55,713	64,466
Accrued expenses and other liabilities	37,737	40,522
Total liabilities	1,427,033	1,365,670

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,880,200 shares issued and outstanding at March 31, 2012 and December 31, 2011	179	179
Additional paid-in-capital	174,884	174,836
Unallocated common stock held by ESOP	(13,031)	(10,490)
Retained earnings	93,392	92,937
Accumulated other comprehensive loss	(5,228)	(5,482)
Total stockholders’ equity	250,196	251,980
Total liabilities and stockholders’ equity	$1,677,229	$1,617,650

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans
Mortgage	$11,110	$10,548
Other	3,889	3,612
Interest and dividends on investments
United States Government and agency obligations	266	435
Other bonds	58	52
Corporate stocks	70	67
Other interest income	34	17
Total interest income	15,427	14,731
Interest expense
Deposits	1,755	1,952
Interest on borrowed funds	481	525
Interest on repo borrowings	180	179
Interest on repurchase liabilities	57	124
Total interest expense	2,473	2,780
Net interest income	12,954	11,951
Provision for allowance for loan losses	330	300
Net interest income after provision for loan losses	12,624	11,651
Noninterest income
Fees for customer services	816	787
Net gain on loans sold	98	146
Brokerage and insurance fee income	25	124
Bank owned life insurance income	319	174
Other	55	50
Total noninterest income	1,313	1,281
Noninterest expense
Salaries and employee benefits	7,424	6,568
Occupancy expense	1,190	1,237
Furniture and equipment expense	1,099	975
FDIC assessment	279	541
Marketing	606	473
Other operating expenses	2,031	1,867
Total noninterest expense	12,629	11,661
Income before income taxes	1,308	1,271
Provision for income taxes	317	255
Net income	$991	$1,016

Net income per share (See Note 2):
Basic and Diluted	$0.06	N/A

Weighted average shares outstanding:
Basic and Diluted	16,784,974	N/A

Pro forma net income per share (1):
Basic and Diluted	N/A	$0.06

(1)=	Pro forma net income per share assumes the Company’s shares are outstanding for all periods prior to the completion of the Plan of Conversion and Reorganization on June 29, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
(Dollars in thousands)
Net income	$991	$1,016
Other comprehensive income (loss), before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	253	(102)
Less: reclassification adjustment for gains (losses) included in net income	-	-
Net change in unrealized gains (losses)	253	(102)
Change related to employee benefit plans	132	54
Other comprehensive income (loss), before tax	385	(48)
Income tax expense (benefit)	131	(16)
Other comprehensive income (loss), net of tax	254	(32)

Comprehensive income	$1,245	$984

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

						Accumulated Other
						Comprehensive (Loss) Income
						Unrealized Gain	Related to
				Unallocated		on Securities	Employee Benefits
			Additional	Common		Available-for-Sale,	Plans,
	Common Stock		Paid in	Shares Held	Retained	Net of	Net of
	Shares	Amount	Capital	by ESOP	Earnings	Tax Effect	Tax Effect	Total
(Dollars in thousands)

Balance at December 31, 2011	17,880,200	$179	$174,836	$(10,490)	$92,937	$650	$(6,132)	$251,980
Purchase of common stock for Employee Stock Ownership Plan “ESOP”	-	-	-	(2,804)	-	-	-	(2,804)
ESOP shares committed to be released	-	-	48	263	-	-	-	311
Cash dividend paid ($0.03 per common share)	-	-	-	-	(536)	-	-	(536)
Net income	-	-	-	-	991	-	-	991
Other comprehensive income	-	-	-	-	-	167	87	254
Balance at March 31, 2012	17,880,200	179	174,884	(13,031)	93,392	817	(6,045)	250,196

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
(Dollars in thousands)

Cash flows from operating activities
Net income	$991	$1,016
Adjustments to reconcile net income to net cash used in operating activities:
Provision for allowance for loan losses	330	300
Provision for off-balance sheet commitments	12	10
Depreciation and amortization	806	777
Amortization of ESOP expense	311	-
Loans originated for sale	(9,365)	(7,591)
Proceeds from the sale of loans held for sale	7,094	7,354
Net gain on loans sold	(98)	(146)
Accretion and amortization of investment security discounts and premiums, net	(17)	(42)
Amortization and accretion of loan fees and discounts, net	(378)	(124)
Deferred income tax	104	-
(Increase) decrease in accrued income receivable	(119)	73
Increase in cash surrender value of bank-owned life insurance	(319)	(173)
Decrease (increase) in prepaid expenses and other assets	1,141	(2,228)
(Decrease) increase in accrued expenses and other liabilities	(2,664)	615
Net cash used in operating activities	(2,171)	(159)

Cash flow from investing activities
Sales, maturities and calls of securities available-for-sale	93,438	96,419
Purchases of securities available-for-sale	(73,955)	(76,019)
Redemption of Federal Home Loan Bank of Boston stock	312	-
Loan originations, net of principal repayments	(30,822)	773
Purchases of bank-owned life insurance	(6,000)	-
Proceeds from sale of foreclosed real estate	94	-
Purchases of premises and equipment	(720)	(611)
Net cash (used in) provided by investing activities	(17,653)	20,562

Cash flows from financing activities

Purchase of common stock for ESOP	(2,804)	-
Net decrease in borrowings	-	(3,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	85,404	79,803
Net decrease in certificates of deposit	(12,503)	(26,529)
Net decrease in repurchase liabilities	(8,753)	(13,820)
Cash dividend paid	(536)	-
Net cash provided by financing activities	60,808	36,454

Net increase in cash and cash equivalents	40,984	56,857
Cash and cash equivalents at beginning of period	90,296	18,608
Cash and cash equivalents at end of period	$131,280	$75,465

Supplemental disclosure of cash flow information
Cash paid for interest	$2,451	$2,777
Cash paid for income taxes	6	-

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

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock issued in the offering.  As of March 31, 2012, the ESOP purchased 1,232,840 shares of common stock at a cost of $14.3 million. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

The consolidated financial statements include the accounts of First Connecticut Bancorp, Inc. and its wholly-owned subsidiary, Farmington Bank, (collectively, the “Company”).  Significant inter-company accounts and transactions have been eliminated in consolidation.

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company has condensed or omitted certain information and footnote disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2011 included in the Company’s 10-K filed on March 28, 2012.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

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

Recent Accounting Pronouncements

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” In April 2011, the FASB issued ASU No. 2011-03 to clarify the determination of whether an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. The changes remove from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. This change is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to new transactions or modifications of existing transactions after the effective date. The Company adopted the provisions of ASU No. 2011-03 prospectively for transactions or modifications of existing transactions that occurred on or after January 1, 2012.  As the Company accounted for all of its repurchase agreements as collateralized financing arrangements prior to the adoption of ASU No. 2011-03, the adoption had no impact on the Company’s Consolidated Financial Statements.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.  The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements.  See Note 10 to the consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”   The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s consolidated statements of income and condition.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s consolidated financial statements.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

2.     Earnings Per Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock (i.e. stock options) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding during the year. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted income per common share.

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

The following table sets forth the calculation of basic and diluted earnings per common share for the three months ended March 31, 2012:

For the Three Months Ended March 31, 2012

(Dollars in thousands, except Per Share data):

Net income	$991

Weighted-average common shares	16,784,974

Net income per common share:
Basic and Diluted	$0.06

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

3.     Investment Securities

Investment securities are summarized as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$71,988	$-	$(5)	$71,983
U.S. Government agency obligations	17,000	18	(15)	17,003
Government sponsored residential mortgage-backed securities	16,825	1,249	(2)	18,072
Corporate debt securities	2,940	196	-	3,136
Trust preferred debt securities	40	-	-	40
Preferred equity securities	2,100	124	(376)	1,848
Marketable equity securities	348	30	(3)	375
Mutual funds	3,478	21	-	3,499
Total securities available-for-sale	$114,719	$1,638	$(401)	$115,956
Held-to-maturity
Government sponsored residential mortgage-backed securities	$7	$-	$-	$7
Municipal debt securities	209	-	-	209
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,216	$-	$-	$3,216

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$80,999	$-	$-	$80,999
U.S. Government agency obligations	27,003	12	(9)	27,006
Government sponsored residential mortgage-backed securities	19,254	1,302	(11)	20,545
Corporate debt securities	1,000	175	-	1,175
Trust preferred debt securities	42	-	-	42
Preferred equity securities	2,100	112	(639)	1,573
Marketable equity securities	348	22	(4)	366
Mutual funds	3,439	25	-	3,464
Total securities available-for-sale	$134,185	$1,648	$(663)	$135,170
Held-to-maturity
Government sponsored residential mortgage-backed securities	$7	$-	$-	$7
Municipal debt securities	209	-	-	209
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,216	$-	$-	$3,216

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
March 31, 2012
Available-for-sale:
U.S. Treasury obligations	$43,988	$(5)	$-	$-	$43,988	$(5)
U.S. Government agency obligations	6,985	(15)	-	-	6,985	(15)
Government sponsored residential mortgage-backed securities	-	-	85	(2)	85	(2)
Preferred equity securities	99	(1)	1,625	(375)	1,724	(376)
Marketable equity securities	-	-	4	(3)	4	(3)
	$51,072	$(21)	$1,714	$(380)	$52,786	$(401)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
December 31, 2011
Available-for-sale:
U.S. Government agency obligations	$16,994	$(9)	$-	$-	$16,994	$(9)
Government sponsored residential mortgage-backed securities	776	(9)	124	(2)	900	(11)
Preferred equity securities	87	(13)	1,374	(626)	1,461	(639)
Marketable equity securities	-	-	3	(4)	3	(4)
	$17,857	$(31)	$1,501	$(632)	$19,358	$(663)

Management believes that no individual unrealized loss as of March 31, 2012 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio.  Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time an issue is below book value as well as consideration of issuer specific factors (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral, if applicable). The Company also considers whether or not it has the intent to sell the security prior to maturity as well as the extent to which the unrealized loss is attributable to changes in interest rates.

The unrealized loss on preferred equity securities in a loss position for 12 months or more primarily relates to one preferred equity security that is rated Baa2 by Moody’s as of March 31, 2012.  A detailed review of the preferred equity security was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity security is not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

During the three months ended March 31, 2012 and 2011, the Company recorded no other-than-temporary impairment charges.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

There were no realized gains or losses for the three months ended March 31, 2012 and 2011, respectively.

The amortized cost and estimated market value of debt securities at March 31, 2012 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	March 31, 2012
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$71,988	$71,983	$209	$209
Due after one year through five years	19,440	19,554	-	-
Due after five years through ten years	500	585	-	-
Due after ten years	40	40	3,000	3,000
Government sponsored residential mortgage-backed securities	16,825	18,072	7	7
	$108,793	$110,234	$3,216	$3,216

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $7.1 million and $7.4 million of FHLBB capital stock at March 31, 2012 and December 31, 2011, respectively, which is equal to its FHLBB capital stock requirement.

4.     Loans and Allowance for Loan Losses

Loans consisted of the following:

	March 31, 2012	December 31, 2011
(Dollars in thousands)
Real estate
Residential	$530,368	$503,361
Commercial	411,450	408,169
Construction	42,310	46,381
Installment	9,095	10,333
Commercial	160,179	154,300
Collateral	2,549	2,348
Home equity line of credit	115,081	109,771
Demand	25	41
Revolving credit	73	90
Resort	69,773	75,363
Total loans	1,340,903	1,310,157
Less:
Allowance for loan losses	(17,727)	(17,533)
Net deferred loan costs	2,931	2,553
Loans, net	$1,326,107	$1,295,177

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$17,533	$20,734
Provision for loan losses	330	300
Charge-offs	(148)	(476)
Recoveries	12	4
Balance at end of period	$17,727	$20,562

Changes in the allowance for loan losses by segments for the three months ended March 31, 2012 are as follows:

	For the Three Months Ended March 31, 2012
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$2,874	$(61)	$-	$379	$3,192
Commercial	8,755	(49)	-	(177)	8,529
Construction	590	-	-	(8)	582
Installment	92	(6)	3	(13)	76
Commercial	2,140	-	4	109	2,253
Collateral	-	-	-	-	-
Home equity line of credit	1,295	(19)	-	39	1,315
Demand	-	-	-	-	-
Revolving credit	-	(13)	5	8	-
Resort	1,787	-	-	(137)	1,650
Unallocated	-	-	-	130	130
	$17,533	$(148)	$12	$330	$17,727

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the three months ended March 31, 2011 are as follows:

	For the Three Months Ended March 31, 2011
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,056	$(263)	$-	$766	$3,559
Commercial	7,726	-	-	(1,482)	6,244
Construction	524	-	-	261	785
Installment	115	(5)	-	(29)	81
Commercial	1,564	(169)	-	348	1,743
Collateral	-	-	-	-	-
Home equity line of credit	558	(25)	-	32	565
Demand	3	-	4	(6)	1
Revolving credit	-	(14)	-	14	-
Resort	7,188	-	-	(9)	7,179
Unallocated	-	-	-	405	405
	$20,734	$(476)	$4	$300	$20,562

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at March 31, 2012 and December 31, 2011:

Loans individually evaluated for impairment:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Real estate
Residential	$10,933	$458	$10,632	$459
Commercial	17,279	1,096	17,660	1,245
Construction	883	-	994	34
Installment	7	-	-	-
Commercial	6,482	26	8,099	17
Collateral	-	-	-	-
Home equity line of credit	1,495	455	1,555	455
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,975	1	2,054	1
Total	$39,054	$2,036	$40,994	$2,211

Loans collectively evaluated for impairment:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Real estate
Residential	$521,950	$2,734	$494,949	$2,415
Commercial	394,164	7,433	390,466	7,510
Construction	41,412	582	45,346	556
Installment	9,088	76	10,333	92
Commercial	154,252	2,227	146,755	2,123
Collateral	2,549	-	2,348	-
Home equity line of credit	113,591	860	108,219	840
Demand	25	-	41	-
Revolving Credit	73	-	90	-
Resort	67,676	1,649	73,169	1,786
Total	$1,304,780	$15,561	$1,271,716	$15,322
Unallocated	-	130	-	-
Total	$1,343,834	$17,727	$1,312,710	$17,533

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at March 31, 2012 and December 31, 2011:

	March 31, 2012

(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total		Past Due 90 Days or More and Still Accruing

	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	13	$2,252	2	$885	22	$8,404	37	$11,541	$-
Commercial	-	-	1	109	7	3,594	8	3,703	-
Construction	-	-	-	-	1	484	1	484	-
Installment	3	49	-	-	1	42	4	91	-
Commercial	-	-	1	21	6	799	7	820	-
Collateral	8	57	-	-	-	-	8	57	-
Home equity line of credit	1	40	-	-	4	1,487	5	1,527	-
Demand	-	-	-	-	1	25	1	25	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	25	$2,398	4	$1,015	42	$14,835	71	$18,248	$-

	December 31, 2011

(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total		Past Due 90 Days or More and Still Accruing

	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	12	$2,955	4	$730	17	$7,926	33	$11,611	$-
Commercial	1	963	-	-	9	2,934	10	3,897	-
Construction	-	-	-	-	2	484	2	484	-
Installment	5	22	1	78	2	63	8	163	-
Commercial	-	-	-	-	8	802	8	802	-
Collateral	9	70	-	-	-	-	9	70	-
Home equity line of credit	3	204	-	-	6	1,555	9	1,759	-
Demand	1	16	-	-	1	25	2	41	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	31	$4,230	5	$808	45	$13,789	81	$18,827	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Nonperforming assets were:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans:
Real estate
Residential	$9,526	$9,224
Commercial	3,595	2,934
Construction	484	484
Installment	150	209
Commercial	950	956
Collateral	-	-
Home equity line of credit	1,608	1,669
Demand	25	25
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	16,338	15,501
Loans 90 days past due and still accruing	-	-
Real estate owned	148	302
Total nonperforming assets	$16,486	$15,803

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of impaired loans at March 31, 2012:

	March 31, 2012
						Cash-basis
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate
Residential	$5,194	$5,558	$-	$5,081	$8	$8
Commercial	9,113	9,453	-	9,211	108	98
Construction	883	972	-	348	5	5
Installment	7	7	-	2	-	-
Commercial	5,489	5,483	-	5,531	68	66
Collateral	-	-	-	-	-	-
Home equity line of credit	496	569	-	620	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	120	118	-	64	1	1
Total	21,302	22,160	-	20,857	190	178

Impaired loans with a valuation allowance:
Real estate
Residential	5,739	6,101	458	5,894	8	5
Commercial	8,166	9,261	1,096	8,045	140	140
Construction	-	-	-	403	-	-
Installment	993	1,007	26	-	-	-
Commercial	-	-	-	637	9	9
Collateral	999	999	455	-	-	-
Home equity line of credit	-	-	-	943	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,855	1,854	1	943	15	15
Total	17,752	19,222	2,036	16,865	172	169
Total impaired loans	$39,054	$41,382	$2,036	$37,722	$362	$347

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at December 31, 2011:

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

Troubled Debt Restructuring

A loan is considered a troubled debt restructuring (“TDR”) when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower in modifying or renewing the loan that we would not otherwise consider. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a reduction in the interest rate to market rate or below, a change in the term or movement of past due amounts to the back-end of the loan or refinancing. A loan is placed on non-accrual status upon being restructured, even if it was not previously, unless the modified loan was current for the six months prior to its modification and we believe the loan is fully collectable in accordance with its new terms. Our policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months and one calendar year-end. All troubled debt restructurings are classified as impaired loans and are reviewed for impairment by management on a quarterly basis per our policy.  Management has reviewed the potential TDR population under ASU No. 2011-02, to affirm the classification presented herewith.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The recorded investment balance of TDRs approximated $29.4 million and $31.3 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $21.7 million and $23.5 million while TDRs on nonaccrual status were $7.7 million and $7.8 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, 96% of the accruing TDRs have been performing in accordance with the restructured terms.  At March 31, 2012 and December 31, 2011, the allowance for loan losses included specific reserves of $1.8 million and $2.0 million related to TDRs, respectively. For the three months ended March 31, 2012 and 2011, the Bank had charge-offs totaling $68,000 and $90,000, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds available to borrowers in TDR status was $943,000 and $1.8 million at March 31, 2012 and December 31, 2011, respectively. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.

The following table presents information on loans whose terms had been modified in a troubled debt restructuring at March 31, 2012 and December 31, 2011:

	March 31, 2012
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	3	$1,073	5	$4,888	8	$5,961
Commercial	10	13,838	3	1,339	13	15,177
Construction	1	242	1	484	2	726
Installment	1	7	-	-	1	7
Commercial	10	4,545	-	-	10	4,545
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,975	-	-	2	1,975
Total	27	$21,680	10	$7,710	37	$29,390

	December 31, 2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	3	$1,075	5	$5,072	8	$6,147
Commercial	10	13,760	2	1,254	12	15,014
Construction	1	510	1	484	2	994
Installment	-	-	-	-	-	-
Commercial	10	6,116	-	-	10	6,116
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	2,054	-	-	2	2,054
Total	26	$23,515	9	$7,809	35	$31,324

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	1	$118	$118	3	$2,051	$2,051
Commercial	1	153	153	-	-	-
Construction	1	242	242	-	-	-
Installment	1	7	7	-	-	-
Commercial	2	2,199	2,199	3	1,442	1,442
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	6	$2,719	$2,719	6	$3,493	$3,493

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions for the three months ended March 31, 2012 and 2011.

	For The Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	1	$-	$118	$-	$-	$118
Commercial	1	-	-	-	153	153
Construction	1	242	-	-	-	242
Installment	1	-	7	-	-	7
Commercial	2	2,199	-	-	-	2,199
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	6	$2,441	$125	$-	$153	$2,719

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

For The Three Months Ended March 31, 2011
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	3	$-	$-	$-	$2,051	$2,051
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Commercial	3	130	-	1,312	-	1,442
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	6	$130	$-	$1,312	$2,051	$3,493

A loan is considered to be in default once it is more than 30 days past due following a modification.  There were no loans that defaulted and had been modified in a TDR during the 12 month period preceding the default date as of March 31, 2012.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

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

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at March 31, 2012 and December 31, 2011:

	March 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$516,900	$2,248	$11,220	$-	$530,368
Commercial	373,974	19,217	17,141	1,118	411,450
Construction	38,812	744	2,754	-	42,310
Installment	8,874	65	156	-	9,095
Commercial	143,092	3,357	13,730	-	160,179
Collateral	2,549	-	-	-	2,549
Home equity line of credit	112,583	601	1,897	-	115,081
Demand	-	-	25	-	25
Revolving Credit	73	-	-	-	73
Resort	52,312	5,683	11,778	-	69,773
Total Loans	$1,249,169	$31,915	$58,701	$1,118	$1,340,903

	December 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$490,805	$2,079	$10,477	$-	$503,361
Commercial	370,688	14,480	23,001	-	408,169
Construction	42,492	200	3,689	-	46,381
Installment	10,051	66	216	-	10,333
Commercial	135,953	3,020	15,327	-	154,300
Collateral	2,348	-	-	-	2,348
Home equity line of credit	107,421	432	1,918	-	109,771
Demand	16	-	25	-	41
Revolving Credit	90	-	-	-	90
Resort	57,093	5,885	12,385	-	75,363
Total Loans	$1,216,957	$26,162	$67,038	$-	$1,310,157

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, directors and other related parties.  These related party loans totaled $739,000 and $561,000 at March 31, 2012 and December 31, 2011, respectively.  All related party loans were performing according to their credit terms.

5.   Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at March 31, 2012 and December 31, 2011.  The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million, which was undrawn at March 31, 2012 and December 31, 2011.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on December 31, 2012.  The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at March 31, 2012 and December 31, 2011.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $93.4 million and $84.6 million on an overnight basis at March 31, 2012 and December 31, 2011, respectively, and was undrawn as of March 31, 2012 and December 31, 2011. The funding arrangement was collateralized by $136.5 million and $119.4 million in pledged commercial real estate loans as of March 31, 2012 and December 31, 2011, respectively.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $63.0 million at March 31, 2012 and December 31, 2011.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $512.2 million and $486.3 million at March 31, 2012 and December 31, 2011, respectively. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $25.0 million and cash of $451,000.  Outstanding borrowings totaled $21.0 million at March 31, 2012 and December 31, 2011.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $55.7 million and $64.5 million at March 31, 2012 and December 31, 2011; respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $61.4 million and $79.2 million as of March 31, 2012 and December 31, 2011, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

6.   Deposits

Deposits consisted of the following:

	March 31, 2012	December 31, 2011
	Amount	Amount
(Dollars in thousands)
Noninterest-bearing demand deposits	$215,602	$195,625
Interest-bearing
NOW accounts	221,204	189,577
Money market	272,876	247,693
Savings accounts	166,530	157,913
Time deposits	373,371	385,874
Total deposits	$1,249,583	$1,176,682

We had no brokered deposits as of March 31, 2012 and December 31, 2011; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.

7.   Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
(Dollars in thousands)
Service cost	$125	$172	$15	$15
Interest cost	272	264	34	34
Expected return on plan assets	(253)	(269)	-	-
Amortization:
Loss	169	98	-	-
Transition obligation	-	-	-	-
Prior service cost	(31)	(31)	(12)	(12)
Net periodic benefit cost	$282	$234	$37	$37

The Company expects to contribute a total of $1.0 million to the qualified defined benefit plan for the year ended December 31, 2012.  Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2012 will be equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At March 31, 2012, the loan had an outstanding balance of $13.1 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense for the three months ended March 31, 2012 was $311,000.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Shares held by the ESOP include the following as of March 31, 2012:

Allocated	-
Committed to be released	119,071
Unallocated	1,113,769
1,232,840

The fair value of unallocated ESOP shares was $14.7 million at March 31, 2012.

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC Bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of March 31, 2012, the Company maintained a cash balance of $7.9 million with PNC Bank and pledged a mortgage backed security with a fair value of $129,000 to collateralize our position. The Company’s agreement with PNC Bank will require PNC Bank to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of March 31, 2012, the Company’s agreement would require PNC Bank to secure any outstanding receivable in excess of $10.0 million.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

●	if the Company fails to maintain a specified minimum leverage ratio, then the Company could be declared in default on its derivative obligations; and

●
if a specified event or condition occurs that materially changes the Company’s creditworthiness in an adverse manner, it may be required to fully collateralize its obligations under the derivative instrument.

The Company is in compliance with the above provisions as of March 31, 2012.

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

The interest rate swap derivatives executed with our customers and our counterparty, PNC Bank, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated statements of condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			March 31, 2012			December 31, 2011
	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

(Dollars in thousands)

Commercial loan customer interest rate swap position	Other Assets	29	$84,342	$5,844	28	$83,897	$6,812

Commercial loan customer interest rate swap position	Other Liabilities	2	5,669	(65)	-	-	-

Counterparty interest rate swap position	Other Liabilities	31	90,011	(5,779)	28	83,897	(6,812)

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	For The Three Months Ended March 31,
	2012			2011
	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$549	$-	$549	$571	$-	$571

Counterparty interest rate swap position	(549)	-	(549)	(571)	-	(571)
Total	$-	$-	$-	$-	$-	$-

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2012, outstanding rate locks totaled approximately $7.2 million and outstanding commitments to sell residential mortgage loans totaled approximately $6.2 million.  Forward sales, which include mandatory forward commitments of approximately $4.6 million at March 31, 2012, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

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

	March 31, 2012	December 31, 2011
(Dollars in thousands)
Approved loan commitments	$31,238	$21,483
Unadvanced portion of construction loans	24,731	23,268
Unadvanced portion of resort loans	6,401	4,950
Unused lines for home equity loans	115,801	106,430
Unused revolving lines of credit	398	365
Unused commercial letters of credit	8,823	9,925
Unused commercial lines of credit	91,845	100,585
	$279,237	$267,006

Financial instruments with off-balance sheet risk had a valuation allowance of $283,000 and $270,000 as of March 31, 2012 and December 31, 2011, respectively.

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

At March 31, 2012 and December 31, 2011, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the three months ended March 31, 2012 or during the year ended December 31, 2011.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of March 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs

(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$71,983	$71,983	$-	$-
U.S. Government agency obligations	17,003	-	17,003	-
Government sponsored residential mortgage-backed securities	18,072	-	18,072	-
Corporate debt securities	3,136	-	3,136	-
Trust preferred debt securities	40	-	-	40
Preferred equity securities	1,848	-	1,848	-
Marketable equity securities	375	135	240	-
Mutual funds	3,499	-	3,499	-
Securities available-for-sale	115,956	72,118	43,798	40
Interest rate swap derivative	5,844	-	5,844	-
Forward loan sales commitments	5	-	-	5
Total	$121,805	$72,118	$49,642	$45

Liabilities
Interest rate swap derivative	$5,844	$-	$5,844	$-
Derivative loan commitments	33	-	-	33
Total	$5,877	$-	$5,844	$33

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs

(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$80,999	$80,999	$-	$-
U.S. Government agency obligations	27,006	-	27,006	-
Government sponsored residential mortgage-backed securities	20,545	-	20,545	-
Corporate debt securities	1,175	-	1,175	-
Trust preferred debt securities	42	-	-	42
Preferred equity securities	1,573	-	1,573	-
Marketable equity securities	366	126	240	-
Mutual funds	3,464	-	3,464	-
Securities available-for-sale	135,170	81,125	54,003	42
Interest rate swap derivative	6,812	-	6,812	-
Total	$141,982	$81,125	$60,815	$42

Liabilities
Interest rate swap derivative	$6,812	$-	$6,812	$-
Forward loan sales commitments	5	-	-	5
Derivative loan commitments	39	-	-	39
Total	$6,856	$-	$6,812	$44

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available for Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011

(Dollars in thousands)
Balance, at beginning of period	$42	$44	$(44)	$-
Paydowns	(2)	-	-	-
Total losses - (realized/unrealized):
Included in earnings	-	-	16	51
Balance, at the end of period	$40	$44	$(28)	$51

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available for Sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations and, marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. Level 3 securities include trust preferred debt securities. At March 31, 2012 and December 31, 2011, the Company did not use the pricing service for its Level 3 securities, which consisted of pooled trust preferred debt securities.  Therefore, management obtained a price by using a discounted cash flows analysis and a market bid indication.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$478
Loans held for sale	-	3,408	-
Impaired loans	-	-	37,018
Other real estate owned	-	-	148

	December 31, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$594
Loans held for sale	-	1,039	-
Impaired loans	-	-	38,783
Other real estate owned	-	-	302

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at March 31, 2012 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

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

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2012:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Mortgage servicing rights	$478	Discounted cash flows	Prepayment speed	6.5% - 8.7%
			Discount rate	23.0% - 30.7%

Impaired loans	$37,018	Appraisals	Discount for dated appraisal	0% - 20%
		Appraisals	Discount for costs to sell	8% - 15%

Other real estate owned	$148	Appraisals	Discount for costs to sell	8% - 10%

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Disclosures about Fair Value of Financial Instruments

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

Loans:  In general, discount rates used to calculate values for loan products were based on the Company’s pricing at the respective period end and included appropriate adjustments for expected credit losses.  A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans.  Projected loan cash flows were adjusted for estimated credit losses.  However, such estimates made by the Company may not be indicative of assumptions and adjustments that a purchaser of the Company’s loans would seek.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		March 31, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	See previous table	$3,216	$3,216	$3,216	$3,216
Securities available-for-sale	See previous table	115,956	115,956	135,170	135,170
Loans	Level 3	1,340,903	1,364,135	1,310,157	1,333,262

Financial liabilities
Time deposits	Level 2	373,371	377,257	385,874	389,857
FHLB advances	Level 2	63,000	65,713	63,000	65,812
Repurchase agreement borrowings	Level 2	21,000	22,796	21,000	22,963
Repurchase liabilities	Level 2	55,713	55,717	64,466	64,466

On-balance sheet derivative financial instruments
Forward loan sales commitments:
Assets	Level 3	5	5	-	-
Liabilities	Level 3	-	-	5	5
Interest rate swap derivative liability:
Assets	Level 2	5,844	5,844	6,812	6,812
Liabilities	Level 2	5,844	5,844	6,812	6,812
Derivative loan commitments
Assets	Level 3	-	-	-	-
Liabilities	Level 3	33	33	39	39

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

11.   Regulatory Matters

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and the Bank to maintain certain minimum ratios, as set forth below.  At March 31, 2012 and December 31, 2011, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table presents the actual capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:

At March 31, 2012 -
Total Capital (to Risk Weighted Assets)	$198,229	16.02%	$98,991	8.00%	$123,738	10.00%
Tier I Capital (to Risk Weighted Assets)	182,733	14.77	49,488	4.00	74,231	6.00
Tier I Capital (to Average Assets)	182,733	11.17	65,437	4.00	81,796	5.00

At December 31, 2011 -
Total Capital (to Risk Weighted Assets)	$196,763	16.20%	$97,167	8.00%	$121,459	10.00%
Tier I Capital (to Risk Weighted Assets)	181,550	14.95	48,575	4.00	72,863	6.00
Tier I Capital (to Average Assets)	181,550	10.97	66,199	4.00	82,748	5.00

First Connecticut Bancorp, Inc.:

At March 31, 2012 -
Total Capital (to Risk Weighted Assets)	$270,785	21.84%	$99,189	8.00%	$123,986	10.00%
Tier I Capital (to Risk Weighted Assets)	255,289	20.59	49,595	4.00	74,392	6.00
Tier I Capital (to Average Assets)	255,289	15.58	65,543	4.00	81,928	5.00

At December 31, 2011 -
Total Capital (to Risk Weighted Assets)	$272,365	22.38%	$97,360	8.00%	$121,700	10.00%
Tier I Capital (to Risk Weighted Assets)	257,152	21.13	48,680	4.00	73,020	6.00
Tier I Capital (to Average Assets)	257,152	15.51	66,319	4.00	82,899	5.00

12.   Legal Actions

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

●
The Dodd-Frank Act was signed into law on July 21, 2010 and has resulted in dramatic regulatory changes that affects the industry in general, and may impact our competitive position in ways that cannot be predicted at this time.

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

General

Established in 1851, Farmington Bank is a full-service, community bank with 17 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut. Farmington Bank is expecting to open its 18th full service branch in Bloomfield, Connecticut during the second quarter of 2012. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across Central Connecticut.

Our Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and governments. Our branch franchise extends throughout Hartford County with lending throughout the State of Connecticut. The key elements of our operating strategy include:

●	maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth;

●	continuing our focus on commercial lending and continuing to expand commercial banking operations;

●	continuing to focus on consumer and residential lending;

●	maintaining asset quality and prudent lending standards;

●	expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area;

●
continuing expansion through de novo branching with a current goal of adding two to three de novo branches each year for so long as the deposit and loan generating environment continues to be favorable;

●	taking advantage of acquisition opportunities that are consistent with our strategic growth plans; and

●	increase consumer, small business and commercial deposit transaction account portfolio to grow customer base and have more non-interest bearing source of funds;

●	expand electronic banking delivery capability and usage to complement our de novo branch strategy and provide customer access 24/7;

●	continuing our efforts to control non-interest expenses.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the three months ended March 31, 2012.

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

Resort – Loans in this segment include direct receivable and inventory loans, loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. The Company currently owns a limited amount of inventory loans. Receivable loans, which account for 94% of the resort portfolio at March 31, 2012, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

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

Beginning in 2007 and continuing in 2012, softening real estate markets and generally weak economic conditions have lead to declines in collateral values and stress on the cash flows of borrowers.  These adverse economic conditions could continue throughout 2012, and may negatively impact the Company’s borrowers, resulting in increases in charge-offs, delinquencies and non-performing loans and lower valuations for the Company’s impaired loans.  This in turn, could impact significant estimates such as the allowance for loan losses and the effect could be material.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2012 and December 31, 2011, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

Pension and Other Post-retirement Benefits: We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2007 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined in the Plan Document. Our funding policy is to contribute an amount that would not exceed the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Security Act of 1974.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Our total assets increased $59.6 million or 3.7%, to $1.7 billion at March 31, 2012, from $1.6 billion at December 31, 2011, primarily due to a $41.0 million increase in cash and cash equivalents, a $30.9 million increase in loans and $6.3 million increase in bank-owned life insurance, offset in part by a $19.2 million decrease in securities available-for-sale.  Our cash and cash equivalents increased $41.0 million when comparing March 31, 2012 to December 31, 2011 primarily as a result of a $72.9 million increase in deposits offset by a $30.9 million increase in loans.

Our investment portfolio totaled $119.2 million or 7.1% of total assets and $138.4 million or 8.6% of total assets at March 31, 2012 and December 31, 2011, respectively. Available-for-sale investment securities totaled $116.0 million at March 31, 2012 compared to $135.2 million at December 31, 2011, a decrease of $19.2 million primarily due to decreases in U.S. Treasury securities and U.S. Government Agency obligations as a result of lower collateral requirements for our municipal deposits and commercial repurchase agreements.  The Company purchases short term U.S. Treasury and agency securities in order to meet municipal deposit and commercial repurchase agreement collateral requirements and to minimize interest rate risk during the sustained low interest rate environment.

The net unrealized gains on securities available-for-sale, on a pre-tax basis, increased by $252,000 to $1.2 million at March 31, 2012. The increase in the net unrealized gains on investment securities available-for-sale primarily reflects a decrease of $275,000 in the net unrealized losses on our preferred equity securities.  As of March 31, 2012 and December 31, 2011, our available-for-sale investment securities portfolio gross unrealized losses equaled $401,000 and $663,000, respectively, of which $380,000 and $632,000, respectively, were from securities that had been in a loss position of twelve months or more. Management does not believe that the unrealized loss represents an other-than-temporary impairment.

Net loans increased $30.9 million or 2.4% at March 31, 2012 to $1.3 billion due to our continued focus on residential and commercial lending which combined increased $37.4 million, offset by a $5.6 million decrease in resort loans as we are gradually exiting the resort financing market.  At March 31, 2012 and December 31, 2011, respectively, the loan portfolio consisted of $530.4 million and $503.4 million in residential real estate loans, $411.4 million and $408.2 million in commercial real estate loans, $42.3 million and $46.4 million in construction loans, $160.2 million and $154.3 million in commercial loans, $115.0 million and $109.8 million in home equity lines of credit loans, $69.8 million and $75.4 million in resort loans and $11.8 million and $12.8 million in installment, collateral, demand and revolving credit loans.

The allowance for loan losses had a slight increase to $17.7 million at March 31, 2012 from $17.5 million at December 31, 2011.  Impaired loans decreased $1.9 million to $39.1 million as of March 31, 2012 from $41.0 million as of December 31, 2011.  Non-performing loans increased to $16.3 million at March 31, 2012 from $15.5 million at December 31, 2011. At March 31, 2012, the allowance for loan losses represented 1.32% of total loans and 108.50% of non-performing loans, compared to 1.34% of total loans and 113.11% of non-performing loans as of December 31, 2011. Net charge-offs for three months ended were $136,000 or 0.04%, compared to net charge-offs for the same period in the prior year of $472,000 or 0.16% of average loans outstanding for the respective periods. Loan delinquencies 30 days and greater decreased $579,000 at March 31, 2012 to $18.3 million compared to $18.8 million at December 31, 2011.  We take a proactive approach in working with customers to help ensure that they remain current on their loans.  Past due loans are primarily in our residential and commercial real estate portfolios and are due to weak economic conditions leading to stress on cash flows of our borrowers.

Bank-owned life insurance increased $6.3 million to $36.7 million at March 31, 2012 from $30.4 million at December 31, 2011 primarily due to the purchase of an additional $6.0 million in bank-owned life insurance to offset costs incurred in connection with compensation plans.

Deposits increased $72.9 million or 6.2% to $1.2 billion at March 31, 2012 compared to December 31, 2011. Interest-bearing deposits grew $52.9 million to $1.0 billion and noninterest-bearing demand deposits totaled $215.6 million at March 31, 2012, an increase of $20.0 million or 10.2% from December 31, 2011 due to deepening our relationships with our existing customers and our continued efforts to obtain more individual and commercial account relationships.  The $52.9 million increase in interest-bearing deposits at March 31, 2012 from December 31, 2011 was primarily due to $28.2 million increase in municipal deposits, the opening of our 17th branch in Wethersfield, CT and an increase in overall deposits as we continue to grow our customer base.

Total stockholders’ equity decreased $1.8 million to $250.2 million at March 31, 2012 compared to $252.0 million at December 31, 2011 primarily due to $3.0 million of common stock purchased by our ESOP offset by $991,000 net income for the three months ended March 31, 2012.

Summary of Operating Results for the Three Months Ended March 31, 2012 and 2011

The following discussion provides a summary and comparison of our operating results for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Net interest income	$12,954	$11,951	$1,003	8.4%
Provision for loan losses	330	300	30	10.0
Noninterest income	1,313	1,281	32	2.5
Noninterest expense	12,629	11,661	968	8.3
Income before taxes	1,308	1,271	37	2.9
Income tax provision	317	255	62	24.3
Net income	$991	$1,016	$(25)	(2.5)%

For the quarter ended March 31, 2012, net income decreased by $25,000 to a net income of $991,000 compared to net income of $1.0 million for the quarter end March 31, 2011. The decrease in net income primarily resulted from an increase in net interest and non-interest income offset by an increase in the income tax provision and an increase non-interest expense which was primarily due to an increase in salaries and employee benefits as we continue to add staff to expand the services we offer our existing and new customers.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

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

Interest and Dividend Income: For the quarter ended March 31, 2012, interest and dividend income increased $696,000, or 4.7%, to $15.4 million from $14.7 million for the same period in the prior year.  Our average interest-earning assets for the quarter ended March 31, 2012, grew by $156.9 million, or 11.5%, to $1.5 billion from $1.4 billion for the same period last year, while the yield on average interest-earning assets decreased 32 basis points to 4.06% from 4.38%. Interest income on loans receivable increased $839,000 to $15.0 million for the quarter ended March 31, 2012 from $14.2 million for the same period in the prior year due to an increase of $152.4 million or 13.1%, in the average balance of loans receivable, partially offset by a 37 basis point decline in the weighted average yield.  A decrease of $28.4 million in the average balance of securities for the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011, offset with a 22 basis point decline in the yield on the securities portfolio resulted in a $163,000 or 29.7%, reduction in the interest and dividends on investments. The decline in yield was primarily due to the sale of higher yielding appreciated Government sponsored residential mortgage-backed securities that were replaced by lower yielding U.S. Treasury obligations in order to assist the Company in retaining a “well capitalized” risk-based capital ratio status with federal and state banking agencies during the first half of 2011.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)

Interest-earning assets:
Loans receivable, net	$1,315,786	$14,999	4.57%	$1,163,411	$14,160	4.94%
Securities	132,561	385	1.16%	160,924	548	1.38%
Federal Home Loan Bank of Boston stock	7,370	9	0.49%	7,449	6	0.33%
Fed Funds and other earning assets	66,714	34	0.20%	33,731	17	0.20%
Total interest-earning assets	1,522,431	15,427	4.06%	1,365,515	14,731	4.38%
Noninterest-earning assets	116,374			87,224
Total assets	$1,638,805			$1,452,739

Interest-bearing liabilities:
NOW accounts	$204,932	$89	0.17%	$239,925	$183	0.31%
Money market	262,320	544	0.83%	179,600	412	0.93%
Savings accounts	161,626	61	0.15%	140,055	69	0.20%
Certificates of deposit	381,985	1,061	1.11%	441,597	1,288	1.18%
Total interest-bearing deposits	1,010,863	1,755	0.70%	1,001,177	1,952	0.79%
Advances from the Federal Home Loan Bank	63,042	481	3.06%	68,100	525	3.13%
Repurchase Agreement Borrowing	21,000	180	3.44%	21,000	179	3.46%
Repurchase liabilities	58,067	57	0.39%	82,122	124	0.61%
Total interest-bearing liabilities	1,152,972	2,473	0.86%	1,172,399	2,780	0.96%
Noninterest-bearing deposits	195,192			155,790
Other noninterest-bearing liabilities	38,932			27,515
Total liabilities	1,387,096			1,355,704
Stockholders’ equity	251,709			97,035
Total liabilities and stockholders’ equity	$1,638,805			$1,452,739

Net interest income		$12,954			$11,951
Net interest rate spread (1)			3.20%			3.42%
Net interest-earning assets (2)	$369,459			$193,116
Net interest margin (3)			3.41%			3.55%
Average interest-earning assets to average interest-bearing liabilities		132.04%			116.47%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Loans receivable, net	$1,966	$(1,127)	$839
Investment securities	(93)	(70)	(163)
Federal Home Loan Bank of Boston stock	-	3	3
Fed Funds and other interest-earning assets	17	-	17
Total interest-earning assets	1,890	(1,194)	696

Interest-bearing liabilities:
NOW accounts	(25)	(69)	(94)
Money market	178	(46)	132
Savings accounts	6	(14)	(8)
Certificates of deposit	(159)	(68)	(227)
Total interest-bearing deposits	-	(197)	(197)
Advances from the Federal Home Loan Bank	(44)	-	(44)
Repurchase agreement borrowing	1	-	1
Repurchase liabilities	(28)	(39)	(67)
Total interest-bearing liabilities	(71)	(236)	(307)

Increase (decrease) in net interest income	$1,961	$(958)	$1,003

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $13.0 million for the quarter ended March 31, 2012, compared to $12.0 million for the same period in 2011. The $1.0 million, or 8.4%, increase in net interest income was primarily due to an $839,000, or 5.9%, increase in interest and fees on loans, a $307,000 or 11.0% decrease in interest expense offset by a decrease of $143,000 or 4.7% in interest and dividends on investments.  Average interest-earning assets increased by $156.9 million, or 11.5%, to $1.5 billion during the quarter ended March 31, 2012 when compared to the same period in the prior year. Average interest-bearing liabilities remained stable at $1.0 billion at March 31, 2012 and 2011.   Our net interest rate spread decreased 22 basis points to 3.20% during the quarter ended March 31, 2012 from 3.42% for the quarter ended March 31, 2011, primarily due to a 32 basis point decline in the weighted average yield of interest-earning assets to 4.06% for the quarter ended March 31, 2012 from 4.38% for the quarter ended March 31, 2011.

Interest Expense: Interest expense for the quarter ended March 31, 2012 decreased $307,000 or 11.0% to $2.5 million from $2.8 million for the same period in the prior year as our average interest-bearing liabilities remained relatively unchanged at $1.2 billion offset by a 10 basis points or 11.0% decline to 86 basis points in the average cost of interest-bearing liabilities for the three months ended March 31, 2012 compared to 96 basis points for the three months ended March 31, 2011.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at competitive rates and reduced our rate concession practices for customers who did not utilize multiple bank services.

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

Management recorded a provision for loan losses of $330,000 for the three months ended March 31, 2012 which is an increase of $30,000 from the provision of $300,000 recorded during the same period last year.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

At March 31, 2012, the allowance for loan losses totaled $17.7 million, or 1.32% of total loans and 108.50% of non-performing loans, compared to an allowance for loan losses of $17.5 million, which represented 1.34% of total loans and 113.11% of non-performing loans at December 31, 2011.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities, if any, are also included in noninterest income (loss).

The following table summarizes noninterest income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$816	$787	$29	3.7%
Net gain on loans sold	98	146	(48)	(32.9)
Brokerage and insurance fee income	25	124	(99)	(79.8)
Bank owned life insurance income	319	174	145	83.3
Other	55	50	5	10.0
Total noninterest income	$1,313	$1,281	$32	2.5%

Non-interest income remained flat for the three months ended March 31, 2012 at $1.3 million compared to the same period in the prior year. Bank owned life insurance income increased $145,000 reflecting the purchase of additional insurance within the past twelve months offset by decreases in brokerage and insurance fee income and a decrease in net gain on loans sold.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$7,424	$6,568	$856	13.0%
Occupancy expense	1,190	1,237	(47)	(3.8)
Furniture and equipment expense	1,099	975	124	12.7
FDIC assessment	279	541	(262)	(48.4)
Marketing	606	473	133	28.1
Other operating expenses	2,031	1,867	164	8.8
Total noninterest expense	$12,629	$11,661	$968	8.3%

Non-interest expense increased $968,000 or 8.3%, to $12.6 million for the three months ended March 31, 2012 compared to $11.7 million in the same period in the prior year. Salaries and employee benefits increased $856,000 or 13.0%, primarily due to annual wage increases, $311,000 related to our Employee Stock Ownership Plan (“ESOP”) and the addition of 19 full time equivalent employees to support our growth strategy and our 2 new branches that opened within the past twelve months.  Marketing expense increased $133,000 or 28.1% to $606,000 in part due to the grand opening of our 17th branch in January and an increase in sponsorships to expand the Bank’s brand within the communities we serve.  Other operating expenses increased $164,000 to $2.0 million due to expenses related to becoming a publicly traded company and other various increases in operating costs for the three month ended March 31, 2012 compared to the same period in the prior year.  These items were partially offset by a $262,000 or 48.4% decrease in FDIC premium expense, which reflects the positive impact of the new assessment calculation that became effective on April 1, 2011.

Income Tax Expense: Income taxes increased $62,000 or 24.3%, to $317,000 for the three months ended March 31, 2012 from $255,000 in the same period last year primarily due to the higher projected annual income before taxes for 2012 compared to 2011.

Liquidity and Capital Resources:

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows, fund operations and pay escrow obligations on items in our loan portfolio. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, principal repayment and prepayment of loans, the sale in the secondary market of loans held for sale, maturities and sales of investment securities and other short-term investments, periodic pay downs of mortgage-backed securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. In addition to our primary sources of liquidity, the net proceeds from our stock offering will enable us to maintain higher liquidity levels and provide us with sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2012.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2012, $131.3 million of our assets were invested in cash and cash equivalents compared to $90.3 million at December 31, 2011. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the three months ended March 31, 2012, loan originations and purchases, net of collected principal and loan sales, totaled $30.8 million.  Cash received from the sales and maturities of investment securities totaled $93.4 million and we purchased $74.0 million of available-for-sale investment securities during the three month ended March 31, 2012.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At March 31, 2012, we had $63.0 million in advances from the FHLBB and an additional available borrowing limit of $222.0 million, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $419.3 million at March 31, 2012. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at March 31, 2012.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $93.4 million on an overnight basis as of March 31, 2012. The funding arrangement was collateralized by $136.5 million in pledged commercial real estate loans as of March 31, 2012.

We had outstanding commitments to originate loans of $31.2 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $248.0 million at March 31, 2012. At March 31, 2012, time deposits scheduled to mature in less than one year totaled $248.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $93.4 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans, including adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio and (iii) periodically lengthening the term structure of our borrowings from the FHLBB. Additionally, we sell a portion of our fixed-rate residential mortgages to the secondary market. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

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

At March 31, 2012, income at risk (i.e., the change in net interest income) increased 8.3% and 10.7% and decreased 4.2% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. At December 31, 2011, income at risk (i.e., the change in net interest income) increased 8.9% and 11.4% and decreased 3.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the years presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At March 31, 2012	At December 31, 2011
300 basis point increase	8.33%	8.86%
400 basis point increase	10.71%	11.36%
100 basis point decrease	(4.17)%	(3.90)%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending March 31, 2012, the Employee Stock Ownership Plan made the following purchases of the Company’s stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2012	202,800	$13.47	1,227,336	203,080
February 1-29, 2012	2,220	13.14	1,229,556	200,860
March 1-31, 2012	3,284	12.95	1,232,840	197,576

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
Not Applicable

Item 6. Exhibits

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

10.13
Employment Agreement among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.1 Employment Agreement on Form 8-K for the Company on April 24, 2012 and incorporated herein by reference).

10.14	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-Q filed for the Company).

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

FIRST CONNECTICUT BANCORP, INC.

Date: May 15, 2012	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: May 15, 2012	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: May 15, 2012	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer