Form 10-Q
period 2012-06-30
First Connecticut Bancorp, Inc.
filed 2012-08-10
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, there were 17,538,328 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Condition at June 30, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	2

	Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2012 and 2011 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	62

Part II. Other Information

Item 1.	Legal Proceedings	62

Item1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Mine Safety Disclosure	63

Item 5.	Other Information	63

Item 6.	Exhibits	63

Signatures		65

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information

Item 1. Consolidated Financial Statements

First Connecticut Bancorp, Inc.
Consolidated Statements of Condition

	June 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$36,727	$40,296
Federal funds sold	-	50,000
Cash and cash equivalents	36,727	90,296
Securities held-to-maturity, at amortized cost	3,007	3,216
Securities available-for-sale, at fair value	130,386	135,170
Loans held for sale	1,667	1,039
Loans, net	1,415,732	1,295,177
Premises and equipment, net	21,514	21,379
Federal Home Loan Bank of Boston stock, at cost	7,137	7,449
Accrued income receivable	4,174	4,185
Bank-owned life insurance	37,022	30,382
Deferred income taxes	13,735	13,907
Prepaid expenses and other assets	16,330	15,450
Total assets	$1,687,431	$1,617,650

Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$994,923	$981,057
Noninterest-bearing	223,820	195,625
	1,218,743	1,176,682
Federal Home Loan Bank of Boston advances	91,000	63,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	67,534	64,466
Accrued expenses and other liabilities	41,049	40,522
Total liabilities	1,439,326	1,365,670

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,880,200 shares issued and outstanding at June 30, 2012 and December 31, 2011	179	179
Additional paid-in-capital	174,929	174,836
Unallocated common stock held by ESOP	(15,340)	(10,490)
Retained earnings	93,687	92,937
Accumulated other comprehensive loss	(5,350)	(5,482)
Total stockholders’ equity	248,105	251,980
Total liabilities and stockholders’ equity	$1,687,431	$1,617,650

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans
Mortgage	$10,882	$10,595	$21,992	$21,143
Other	3,859	3,536	7,748	7,148
Interest and dividends on investments
United States Government and agency obligations	249	360	515	795
Other bonds	60	54	118	106
Corporate stocks	70	71	140	138
Other interest income	26	58	60	75
Total interest income	15,146	14,674	30,573	29,405

Interest expense	.
Deposits	1,643	1,954	3,398	3,906
Interest on borrowed funds	462	531	943	1,056
Interest on repo borrowings	181	179	361	358
Interest on repurchase liabilities	61	96	118	220
Total interest expense	2,347	2,760	4,820	5,540
Net interest income	12,799	11,914	25,753	23,865
Provision for allowance for loan losses	520	300	850	600
Net interest income after provision for loan losses	12,279	11,614	24,903	23,265

Noninterest income
Fees for customer services	900	860	1,716	1,647
Net gain on loans sold	431	199	529	345
Brokerage and insurance fee income	32	10	57	134
Bank owned life insurance income	321	174	640	348
Other	322	186	377	236
Total noninterest income	2,006	1,429	3,319	2,710

Noninterest expense
Salaries and employee benefits	7,619	7,473	15,043	14,041
Occupancy expense	1,098	1,094	2,288	2,331
Furniture and equipment expense	1,112	990	2,211	1,965
FDIC assessment	294	529	573	1,070
Marketing	753	658	1,359	1,131
Contribution to Farmington Bank Community Foundation, Inc.	-	6,877	-	6,877
Other operating expenses	2,285	2,306	4,316	4,173
Total noninterest expense	13,161	19,927	25,790	31,588
Income before income taxes	1,124	(6,884)	2,432	(5,613)
Provision for (benefit from) income taxes	293	(2,239)	610	(1,984)
Net income (loss)	$831	$(4,645)	$1,822	$(3,629)
Net income (loss) per share (See Note 2):
Basic and Diluted (1):	$0.05	$(0.26)	$0.11	N/A

Weighted average shares outstanding:
Basic and Diluted	16,686,810	17,581,225	16,735,892	N/A

Pro forma net loss per share (2):
Basic and Diluted	N/A	$(0.26)	N/A	$(0.21)

(1)= Net loss per share for the three months ended June 30, 2011, reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to June 30, 2011.

(2)= Pro forma net loss per share assumes the Company’s shares are outstanding for all periods prior to the completion of the Plan of Conversion and Reorganization on June 29, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands)
Net income (loss)	$831	$(4,645)	$1,822	$(3,629)
Other comprehensive income (loss), before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(318)	131	(65)	29
Less: reclassification adjustment for gains (losses) included in net income	-	-	-	-
Net change in unrealized gains (losses)	(318)	131	(65)	29
Change related to employee benefit plans	133	53	265	107
Other comprehensive income (loss), before tax	(185)	184	200	136
Income tax provision (benefit)	(63)	62	68	46
Other comprehensive income (loss), net of tax	(122)	122	132	90

Comprehensive income (loss)	$709	$(4,523)	$1,954	$(3,539)

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

						Accumulated Other
						Comprehensive (Loss) Income
						Unrealized Gain	Related to
				Unallocated		on Securities	Employee Benefits
			Additional	Common		Available-for-Sale,	Plans,
	Common Stock		Paid in	Shares Held	Retained	Net of	Net of
	Shares	Amount	Capital	by ESOP	Earnings	Tax Effect	Tax Effect	Total
(Dollars in thousands)

Balance at December 31, 2011	17,880,200	$179	$174,836	$(10,490)	$92,937	$650	$(6,132)	$251,980
Purchase of common stock for Employee Stock Ownership Plan “ESOP”	-	-	-	(5,376)	-	-	-	(5,376)
ESOP shares released and committed to be released	-	-	93	526	-	-	-	619
Cash dividend paid ($0.06 per common share)	-	-	-	-	(1,072)	-	-	(1,072)
Net income	-	-	-	-	1,822	-	-	1,822
Other comprehensive income	-	-	-	-	-	(43)	175	132
Balance at June 30, 2012	17,880,200	179	174,929	(15,340)	93,687	607	(5,957)	248,105

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
(Dollars in thousands)

Cash flows from operating activities
Net income (loss)	$1,822	$(3,629)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for loan losses	850	600
Provision for off-balance sheet commitments	12	5
Depreciation and amortization	1,626	1,549
Amortization of ESOP expense	619	11
Contribution of stock to Farmington Bank Community Foundation, Inc.	-	6,877
Loans originated for sale	(18,105)	(20,975)
Proceeds from the sale of loans held for sale	18,006	20,129
Loss on sale of foreclosed real estate	18	-
Gain on sale of land	(28)	-
Net gain on loans sold	(529)	(345)
Accretion and amortization of investment security discounts and premiums, net	(53)	(63)
Amortization and accretion of loan fees and discounts, net	(670)	(129)
Deferred income tax	104	(2,077)
Decrease in accrued income receivable	11	164
Increase in cash surrender value of bank-owned life insurance	(640)	(348)
Increase in prepaid expenses and other assets	(806)	(1,262)
Increase in accrued expenses and other liabilities	781	7,760
Net cash provided by operating activities	3,018	8,267
Cash flow from investing activities
Maturities of securities held-to-maturity	209	260
Sales, maturities and calls of securities available-for-sale	142,743	174,320
Purchases of securities held-to-maturity	-	(209)
Purchases of securities available-for-sale	(137,972)	(147,043)
Redemption of Federal Home Loan Bank of Boston stock	312	-
Loan originations, net of principal repayments	(120,921)	(19,263)
Purchases of bank-owned life insurance	(6,000)	-
Proceeds from sale of land	249	-
Proceeds from sale of foreclosed real estate	94	143
Purchases of premises and equipment	(1,982)	(801)
Net cash (used in) provided by investing activities	(123,268)	7,407
Cash flows from financing activities
Proceeds from common stock offering, net of offering cost	-	167,800
Purchase of common stock for ESOP	(5,376)	(3,348)
Net increase (decrease) in borrowings	28,000	(3,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	65,141	112,140
Net decrease in certificates of deposit	(23,080)	(42,655)
Net increase (decrease) in repurchase liabilities	3,068	(26,557)
Cash dividend paid	(1,072)	-
Net cash provided by financing activities	66,681	204,380
Net (decrease) increase in cash and cash equivalents	(53,569)	220,054
Cash and cash equivalents at beginning of period	90,296	18,608
Cash and cash equivalents at end of period	$36,727	$238,662

Supplemental disclosure of cash flow information
Cash paid for interest	$4,790	$5,538
Cash paid for income taxes	6	850
Loans transferred to other real estate owned	246	-

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

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock issued in the offering.  As of June 30, 2012, the ESOP completed its purchase of 1,430,416 shares of common stock at a cost of $16.9 million. The Bank makes annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

The consolidated financial statements include the accounts of First Connecticut Bancorp, Inc. and its wholly-owned subsidiary, Farmington Bank, (collectively, the “Company”).  Significant inter-company accounts and transactions have been eliminated in consolidation.

First Connecticut Bancorp, Inc.’s only subsidiary is Farmington Bank.  Farmington Bank’s main office is located in Farmington, Connecticut.  Farmington Bank operates eighteen full service branch offices and four limited services offices in central Connecticut.  Farmington Bank’s primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank’s service area.

Wholly-owned subsidiaries of Farmington Bank include Farmington Savings Loan Servicing, Inc., a passive investment company that was established to service and hold loans collateralized by real property; Village Investments, Inc. presently inactive; the Village Corp., Limited, a subsidiary that holds certain real estate; 28 Main Street Corp., a subsidiary that holds residential other real estate owned; Village Management Corp., a subsidiary that holds commercial other real estate owned and Village Square Holdings, Inc., a subsidiary that holds certain bank premises and other real estate.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”   The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 effective March 31, 2012.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s consolidated statements of income and condition.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which superseded most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments improved comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarified the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012 and has been applied prospectively.  The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements.  See Note 10 to the consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” In April 2011, the FASB issued ASU No. 2011-03 to clarify the determination of whether an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. The changes remove from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. The Company adopted the provisions of ASU No. 2011-03 effective December 31, 2011.  As the Company accounted for all of its repurchase agreements as collateralized financing arrangements prior to the adoption of ASU No. 2011-03, the adoption had no impact on the Company’s Consolidated Financial Statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2.	Earnings Per Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock (i.e. stock options) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted income per common share.

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

The following table sets forth the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and for the period from June 29, 2011 to June 30, 2011:

	For the Three	For the Six	For the Period from
	Months Ended	Months Ended	June 29, 2011 to
	June 30, 2012	June 30, 2012	June 30, 2011

(Dollars in thousands, except Per Share data):

Net income (loss)	$831	$1,822	$(4,494)

Weighted-average common shares	16,686,810	16,735,892	17,581,225

Net income (loss) per common share:

Basic and Diluted	$0.05	$0.11	$(0.26)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3.	Investment Securities

Investment securities are summarized as follows:

	June 30, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$93,985	$2	$(2)	$93,985
U.S. Government agency obligations	12,000	18	-	12,018
Government sponsored residential mortgage-backed securities	14,536	1,105	(2)	15,639
Corporate debt securities	2,946	197	-	3,143
Trust preferred debt securities	37	-	-	37
Preferred equity securities	2,100	81	(529)	1,652
Marketable equity securities	348	33	(4)	377
Mutual funds	3,515	20	-	3,535
Total securities available-for-sale	$129,467	$1,456	$(537)	$130,386
Held-to-maturity
Government sponsored residential mortgage-backed securities	$7	$-	$-	$7
Municipal debt securities	-	-	-	-
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,007	$-	$-	$3,007

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$80,999	$-	$-	$80,999
U.S. Government agency obligations	27,003	12	(9)	27,006
Government sponsored residential mortgage-backed securities	19,254	1,302	(11)	20,545
Corporate debt securities	1,000	175	-	1,175
Trust preferred debt securities	42	-	-	42
Preferred equity securities	2,100	112	(639)	1,573
Marketable equity securities	348	22	(4)	366
Mutual funds	3,439	25	-	3,464
Total securities available-for-sale	$134,185	$1,648	$(663)	$135,170
Held-to-maturity
Government sponsored residential mortgage-backed securities	$7	$-	$-	$7
Municipal debt securities	209	-	-	209
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,216	$-	$-	$3,216

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2012
Available-for-sale:
U.S. Treasury obligations	$34,990	$(2)	$-	$-	$34,990	$(2)
Government sponsored residential mortgage-backed securities	-	-	56	(2)	56	(2)
Preferred equity securities	98	(3)	1,474	(526)	1,572	(529)
Marketable equity securities	-	-	3	(4)	3	(4)
	$35,088	$(5)	$1,533	$(532)	$36,621	$(537)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2011
Available-for-sale:
U.S. Government agency obligations	$16,994	$(9)	$-	$-	$16,994	$(9)
Government sponsored residential mortgage-backed securities	776	(9)	124	(2)	900	(11)
Preferred equity securities	87	(13)	1,374	(626)	1,461	(639)
Marketable equity securities	-	-	3	(4)	3	(4)
	$17,857	$(31)	$1,501	$(632)	$19,358	$(663)

Management believes that no individual unrealized loss as of June 30, 2012 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time an issue is below book value as well as consideration of issuer specific factors (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral, if applicable). The Company also considers whether or not it has the intent to sell the security prior to maturity as well as the extent to which the unrealized loss is attributable to changes in interest rates.

The unrealized loss on preferred equity securities in a loss position for 12 months or more primarily relates to one preferred equity security that is rated Baa2 by Moody’s as of June 30, 2012. A detailed review of the preferred equity security was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity security is not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2012 and 2011, the Company recorded no other-than-temporary impairment charges.

There were no realized gains or losses for the six months ended June 30, 2012 and 2011, respectively.

The amortized cost and estimated market value of debt securities at June 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	June 30, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
(Dollars in thousands)
Due in one year or less	$93,985	$93,985	$-	$-
Due after one year through five years	14,446	14,573	-	-
Due after five years through ten years	500	588	-	-
Due after ten years	37	37	3,000	3,000
Government sponsored residential mortgage-backed securities	14,536	15,639	7	7
	$123,504	$124,822	$3,007	$3,007

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $7.1 million and $7.4 million of FHLBB capital stock at June 30, 2012 and December 31, 2011, respectively, which is equal to its FHLBB capital stock requirement.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.            Loans and Allowance for Loan Losses

Loans consisted of the following:

	June 30, 2012	December 31, 2011
(Dollars in thousands)
Real estate
Residential	$576,228	$503,361
Commercial	423,939	408,169
Construction	48,084	46,381
Installment	8,121	10,333
Commercial	180,653	154,300
Collateral	2,165	2,348
Home equity line of credit	126,377	109,771
Demand	25	41
Revolving credit	89	90
Resort	64,755	75,363
Total loans	1,430,436	1,310,157
Less:
Allowance for loan losses	(17,927)	(17,533)
Net deferred loan costs	3,223	2,553
Loans, net	$1,415,732	$1,295,177

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$17,727	$20,562	$17,533	$20,734
Provision for loan losses	520	300	850	600
Charge-offs	(492)	(4,963)	(640)	(5,439)
Recoveries	172	13	184	17
Balance at end of period	$17,927	$15,912	$17,927	$15,912

Changes in the allowance for loan losses by segments for the three months ended June 30, 2012 are as follows:

	For the Three Months Ended June 30, 2012
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,192	$(70)	$5	$644	$3,771
Commercial	8,529	(405)	3	(436)	7,691
Construction	582	-	-	50	632
Installment	76	-	-	(10)	66
Commercial	2,253	-	161	506	2,920
Collateral	-	-	-	-	-
Home equity line of credit	1,315	-	-	85	1,400
Demand	-	-	-	-	-
Revolving credit	-	(17)	3	14	-
Resort	1,650	-	-	(203)	1,447
Unallocated	130	-	-	(130)	-
	$17,727	$(492)	$172	$520	$17,927

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the six months ended June 30, 2012 are as follows:

	For the Six Months Ended June 30, 2012
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$2,874	$(131)	$5	$1,023	$3,771
Commercial	8,755	(454)	3	(613)	7,691
Construction	590	-	-	42	632
Installment	92	(6)	3	(23)	66
Commercial	2,140	-	165	615	2,920
Collateral	-	-	-	-	-
Home equity line of credit	1,295	(19)	-	124	1,400
Demand	-	-	-	-	-
Revolving credit	-	(30)	8	22	-
Resort	1,787	-	-	(340)	1,447
	$17,533	$(640)	$184	$850	$17,927

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at June 30, 2012 and December 31, 2011:

Loans individually evaluated for impairment:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Real estate
Residential	$11,148	$840	$10,632	$459
Commercial	17,971	191	17,660	1,245
Construction	726	-	994	34
Installment	7	-	-	-
Commercial	6,304	343	8,099	17
Collateral	-	-	-	-
Home equity line of credit	1,494	455	1,555	455
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,871	1	2,054	1
Total	$39,521	$1,830	$40,994	$2,211

Loans collectively evaluated for impairment:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Real estate
Residential	$567,882	$2,931	$494,949	$2,415
Commercial	405,943	7,500	390,466	7,510
Construction	47,313	632	45,346	556
Installment	8,114	66	10,333	92
Commercial	174,941	2,577	146,755	2,123
Collateral	2,165	-	2,348	-
Home equity line of credit	124,888	945	108,219	840
Demand	25	-	41	-
Revolving Credit	89	-	90	-
Resort	62,778	1,446	73,169	1,786
Total	$1,394,138	$16,097	$1,271,716	$15,322
Unallocated	-	-	-	-
Total	$1,433,659	$17,927	$1,312,710	$17,533

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at June 30, 2012 and December 31, 2011:

	June 30, 2012
									Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	10	$1,840	1	$203	22	$8,658	33	$10,701	$-
Commercial	-	-	-	-	4	1,275	4	1,275	-
Construction	-	-	-	-	1	484	1	484	-
Installment	2	10	3	35	2	54	7	99	-
Commercial	2	190	-	-	4	740	6	930	-
Collateral	5	82	-	-	-	-	5	82	-
Home equity line of credit	1	98	1	70	5	1,526	7	1,694	-
Demand	-	-	-	-	1	25	1	25	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	20	$2,220	5	$308	39	$12,762	64	$15,290	$-

	December 31, 2011
									Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	12	$2,955	4	$730	17	$7,926	33	$11,611	$-
Commercial	1	963	-	-	9	2,934	10	3,897	-
Construction	-	-	-	-	2	484	2	484	-
Installment	5	22	1	78	2	63	8	163	-
Commercial	-	-	-	-	8	802	8	802	-
Collateral	9	70	-	-	-	-	9	70	-
Home equity line of credit	3	204	-	-	6	1,555	9	1,759	-
Demand	1	16	-	-	1	25	2	41	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	31	$4,230	5	$808	45	$13,789	81	$18,827	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Nonperforming assets were:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans:
Real estate
Residential	$8,658	$9,224
Commercial	1,275	2,934
Construction	484	484
Installment	145	209
Commercial	1,244	956
Collateral	-	-
Home equity line of credit	1,647	1,669
Demand	25	25
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	13,478	15,501
Loans 90 days past due and still accruing	-	-
Real estate owned	376	302
Total nonperforming assets	$13,854	$15,803

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2012:

	June 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-basis Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate
Residential	$3,709	$3,842	$-	$4,631	$8	$8
Commercial	8,110	8,427	-	9,281	216	206
Construction	726	971	-	530	8	8
Installment	7	7	-	4	-	-
Commercial	4,060	4,060	-	5,941	115	112
Collateral	-	-	-	-	-	-
Home equity line of credit	495	569	-	469	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	104	104	-	90	2	2
Total	17,211	17,980	-	20,946	349	336

Impaired loans with a valuation allowance:
Real estate
Residential	7,439	8,045	840	6,348	46	37
Commercial	9,861	9,860	191	8,908	324	322
Construction	-	-	-	262	-	-
Installment	-	-	-	-	-	-
Commercial	2,244	2,257	343	1,188	32	30
Collateral	-	-	-	-	-	-
Home equity line of credit	999	999	455	999	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,767	1,765	1	1,385	30	30
Total	22,310	22,926	1,830	19,090	432	419
Total impaired loans	$39,521	$40,906	$1,830	$40,036	$781	$755

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at December 31, 2011:

	December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-basis Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate
Residential	$4,397	$4,733	$-	$5,042	$425	$425
Commercial	9,362	9,542	-	8,925	363	363
Construction	510	510	-	128	7	7
Installment	-	-	-	-	-	-
Commercial	7,366	7,356	-	4,806	230	228
Collateral	-	-	-	-	-	-
Home equity line of credit	556	627	-	844	7	7
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	136	134	-	34	-	-
Total	22,327	22,902	-	19,779	1,032	1,030

Impaired loans with a valuation allowance:
Real estate
Residential	6,235	6,504	459	5,876	61	61
Commercial	8,298	9,390	1,245	7,613	611	611
Construction	484	730	34	574	-	-
Installment	-	-	-	-	-	-
Commercial	733	746	17	398	22	22
Collateral	-	-	-	-	-	-
Home equity line of credit	999	999	455	814	2	2
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,918	1,916	1	1,700	16	16
Total	18,667	20,285	2,211	16,975	712	712
Total impaired loans	$40,994	$43,187	$2,211	$36,754	$1,744	$1,742

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The recorded investment balance of TDRs approximated $31.1 million and $31.3 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $24.9 million and $23.5 million while TDRs on nonaccrual status were $6.2 million and $7.8 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At June 30, 2012 and December 31, 2011, the allowance for loan losses included specific reserves of $1.6 million and $2.0 million related to TDRs, respectively. For the six months ended June 30, 2012 and 2011, the Bank had charge-offs totaling $217,000 and $5.0 million, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds available to borrowers in TDR status was $754,000 and $1.8 million at June 30, 2012 and December 31, 2011, respectively. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.

The following table presents information on loans whose terms had been modified in a troubled debt restructuring at June 30, 2012 and December 31, 2011:

	June 30, 2012
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	4	$2,186	5	$4,221	9	$6,407
Commercial	12	16,692	-	-	12	16,692
Construction	1	241	1	484	2	725
Installment	1	7	-	-	1	7
Commercial	8	3,906	5	468	13	4,374
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,871	-	-	2	1,871
Total	28	$24,903	12	$6,172	40	$31,075

	December 31, 2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	3	$1,075	5	$5,072	8	$6,147
Commercial	10	13,760	2	1,254	12	15,014
Construction	1	510	1	484	2	994
Installment	-	-	-	-	-	-
Commercial	10	6,116	-	-	10	6,116
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	2,054	-	-	2	2,054
Total	26	$23,515	9	$7,809	35	$31,324

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and six months ended June 30, 2012:

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	1	$462	$462	2	$579	$577
Commercial	5	8,305	8,305	5	8,305	8,305
Construction	-	-	-	1	242	241
Installment	-	-	-	1	7	7
Commercial	4	169	169	6	2,372	2,084
Total	10	$8,936	$8,936	15	$11,505	$11,214

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions for the three and six months ended June 30, 2012.

	For The Three Months Ended June 30, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	1	$-	$-	$-	$462	$462
Commercial	5	1,754	3,301	-	3,250	8,305
Commercial	4	-	-	169	-	169
Total	10	$1,754	$3,301	$169	$3,712	$8,936

	For the Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	2	$-	$115	$-	$462	$577
Commercial	5	1,754	3,301	-	3,250	8,305
Construction	1	241	-	-	-	241
Installment	1	-	7	-	-	7
Commercial	6	1,915	-	169	-	2,084
Total	15	$3,910	$3,423	$169	$3,712	$11,214

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

A loan is considered to be in default once it is more than 30 days past due following a modification. There were no loans modified as a TDR that defaulted during the three and six months ended June 30, 2012, and within twelve months of their modification date.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2012 and December 31, 2011:

	June 30, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$562,814	$2,557	$10,857	$-	$576,228
Commercial	381,136	24,060	18,743	-	423,939
Construction	44,488	752	2,844	-	48,084
Installment	7,880	58	183	-	8,121
Commercial	158,091	8,796	13,468	298	180,653
Collateral	2,165	-	-	-	2,165
Home equity line of credit	123,756	655	1,966	-	126,377
Demand	-	-	25	-	25
Revolving Credit	89	-	-	-	89
Resort	48,281	14,605	1,869	-	64,755
Total Loans	$1,328,700	$51,483	$49,955	$298	$1,430,436

	December 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$490,805	$2,079	$10,477	$-	$503,361
Commercial	370,688	14,480	23,001	-	408,169
Construction	42,492	200	3,689	-	46,381
Installment	10,051	66	216	-	10,333
Commercial	135,953	3,020	15,327	-	154,300
Collateral	2,348	-	-	-	2,348
Home equity line of credit	107,421	432	1,918	-	109,771
Demand	16	-	25	-	41
Revolving Credit	90	-	-	-	90
Resort	57,093	5,885	12,385	-	75,363
Total Loans	$1,216,957	$26,162	$67,038	$-	$1,310,157

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, directors and other related parties.  These related party loans totaled $728,000 and $561,000 at June 30, 2012 and December 31, 2011, respectively.  All related party loans were performing according to their credit terms.

5.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at June 30, 2012 and December 31, 2011.  The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million, which was undrawn at June 30, 2012 and December 31, 2011.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on December 31, 2012.  The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at June 30, 2012 and December 31, 2011.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $79.8 million and $84.6 million on an overnight basis at June 30, 2012 and December 31, 2011, respectively, and was undrawn as of June 30, 2012 and December 31, 2011. The funding arrangement was collateralized by $125.8 million and $119.4 million in pledged commercial real estate loans as of June 30, 2012 and December 31, 2011, respectively.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $91.0 million and $63.0 million at June 30, 2012 and December 31, 2011, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $558.1 million and $486.3 million at June 30, 2012 and December 31, 2011, respectively. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $25.0 million and cash of $451,000.  Outstanding borrowings totaled $21.0 million at June 30, 2012 and December 31, 2011.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $67.5 million and $64.5 million at June 30, 2012 and December 31, 2011, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $77.6 million and $79.2 million as of June 30, 2012 and December 31, 2011, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6.	Deposits

Deposits consisted of the following:

	June 30, 2012	December 31, 2011
	Amount	Amount
(Dollars in thousands)
Noninterest-bearing demand deposits	$223,820	$195,625
Interest-bearing
NOW accounts	181,464	189,577
Money market	272,287	247,693
Savings accounts	178,378	157,913
Time deposits	362,794	385,874
Total deposits	$1,218,743	$1,176,682

We had no brokered deposits as of June 30, 2012 and December 31, 2011; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.

7.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands)
Service cost	$125	$172	$15	$15
Interest cost	272	264	34	34
Expected return on plan assets	(265)	(269)	-	-
Amortization:
Loss	169	98	-	-
Transition obligation	-	-	-	-
Prior service cost	(32)	(31)	(12)	(12)
Net periodic benefit cost	$269	$234	$37	$37

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands)
Service cost	$250	$344	$30	$30
Interest cost	544	528	68	68
Expected return on plan assets	(518)	(538)	-	-
Amortization:
Loss	338	196	-	-
Transition obligation	-	-	-	-
Prior service cost	(63)	(62)	(24)	(24)
Net periodic benefit cost	$551	$468	$74	$74

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company contributed a total of $1.0 million to the qualified defined benefit plan for the period ended June 30, 2012.  Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2012 will be equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At June 30, 2012, the loan had an outstanding balance of $15.7 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense for the three and six months ended June 30, 2012 was $309,000 and $619,000, respectively.

Shares held by the ESOP include the following as of June 30, 2012:

Allocated	95,361
Committed to be released	47,420
Unallocated	1,287,635
1,430,416

The fair value of unallocated ESOP shares was $17.4 million at June 30, 2012.

8.	Derivative Financial Instruments

Non-Hedge Accounting Derivatives/Non-designated Hedges:

The Company does not use derivatives for trading or speculative purposes. Interest rate swap derivatives not designated as hedges are offered to certain qualifying commercial customers and to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting under FASB ASC 815, “Derivatives and Hedging”. The interest rate swap agreements enable these customers to synthetically fix the interest rate on variable interest rate loans. The customers pay a variable rate and enter into a fixed rate swap agreement with the Company. The credit risk associated with the interest rate swap derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to our normal credit policies. The Company obtains collateral, if needed, based upon its assessment of the customers’ credit quality. Generally, interest rate swap agreements are offered to “pass” rated customers requesting long-term commercial loans or commercial mortgages in amounts generally of at least $1.0 million. The interest rate swap agreement with our customers is cross-collateralized by the loan collateral. The interest rate swap agreements do not have any embedded interest rate caps or floors.

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC Bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of June 30, 2012, the Company maintained a cash balance of $9.0 million with PNC Bank and pledged a mortgage backed security with a fair value of $89,000 to collateralize our position. The Company’s agreement with PNC Bank will require PNC Bank to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of June 30, 2012, the Company’s agreement would require PNC Bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of June 30, 2012.

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

The interest rate swap derivatives executed with our customers and our counterparty, PNC Bank, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated statements of condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			June 30, 2012			December 31, 2011
	Consolidated			Estimated			Estimated
	Balance Sheet	# of	Notional	Fair	# of	Notional	Fair
	Location	Instruments	Amount	Values	Instruments	Amount	Values
(Dollars in thousands)

Commercial loan customer interest rate swap position	Other Assets	33	$101,539	$8,474	28	$83,897	$6,812

Counterparty interest rate swap position	Other Liabilities	33	101,539	(8,474)	28	83,897	(6,812)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	For The Three Months Ended June 30,
	2012			2011
		MTM (Loss)			MTM (Loss)
	Interest Income	Gain Recorded		Interest Income	Gain Recorded
	Recorded in	in Noninterest		Recorded in	in Noninterest
	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$572	$-	$572	$505	$-	$505

Counterparty interest rate swap position	(572)	-	(572)	(505)	-	(505)
Total	$-	$-	$-	$-	$-	$-

	For The Six Months Ended June 30,
	2012			2011
		MTM (Loss)			MTM (Loss)
	Interest Income	Gain Recorded		Interest Income	Gain Recorded
	Recorded in	in Noninterest		Recorded in	in Noninterest
	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$1,121	$-	$1,121	$1,076	$-	$1,076

Counterparty interest rate swap position	(1,121)	-	(1,121)	(1,076)	-	(1,076)
Total	$-	$-	$-	$-	$-	$-

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2012, outstanding rate locks totaled approximately $9.0 million and outstanding commitments to sell residential mortgage loans totaled approximately $10.1 million.  Forward sales, which include mandatory forward commitments of approximately $6.3 million at June 30, 2012, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

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

	June 30, 2012	December 31, 2011
(Dollars in thousands)
Approved loan commitments	$41,892	$21,483
Unadvanced portion of construction loans	34,999	23,268
Unadvanced portion of resort loans	8,109	4,950
Unused lines for home equity loans	130,250	106,430
Unused revolving lines of credit	380	365
Unused commercial letters of credit	9,251	9,925
Unused commercial lines of credit	114,322	100,585
	$339,203	$267,006

Financial instruments with off-balance sheet risk had a valuation allowance of $325,000 and $270,000 as of June 30, 2012 and December 31, 2011, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held is primarily residential property and commercial assets.

At June 30, 2012 and December 31, 2011, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the six months ended June 30, 2012 or during the year ended December 31, 2011.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of June 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2012
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$93,985	$93,985	$-	$-
U.S. Government agency obligation	12,018	-	12,018	-
Government sponsored residential mortgage-backed securities	15,639	-	15,639	-
Corporate debt securities	3,143	-	3,143	-
Trust preferred debt securities	37	-	-	37
Preferred equity securities	1,652	-	1,652	-
Marketable equity securities	377	137	240	-
Mutual funds	3,535	-	3,535	-
Securities available-for-sale	130,386	94,122	36,227	37
Interest rate swap derivative	8,474	-	8,474	-
Derivative loan commitments	134	-	-	134
Total	$138,994	$94,122	$44,701	$171

Liabilities
Interest rate swap derivative	$8,474	$-	$8,474	$-
Forward loan sales commitments	10	-	-	10
Total	$8,484	$-	$8,474	$10

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2011
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$80,999	$80,999	$-	$-
U.S. Government agency obligations	27,006	-	27,006	-
Government sponsored residential mortgage-backed securities	20,545	-	20,545	-
Corporate debt securities	1,175	-	1,175	-
Trust preferred debt securities	42	-	-	42
Preferred equity securities	1,573	-	1,573	-
Marketable equity securities	366	126	240	-
Mutual funds	3,464	-	3,464	-
Securities available-for-sale	135,170	81,125	54,003	42
Interest rate swap derivative	6,812	-	6,812	-
Total	$141,982	$81,125	$60,815	$42

Liabilities
Interest rate swap derivative	$6,812	$-	$6,812	$-
Forward loan sales commitments	5	-	-	5
Derivative loan commitments	39	-	-	39
Total	$6,856	$-	$6,812	$44

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available for Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands)
Balance, at beginning of period	$40	$44	$(28)	$51
Paydowns	(3)	-	-	-
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-	152	(30)
Balance, at the end of period	$37	$44	$124	$21

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Securities Available for Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

(Dollars in thousands)
Balance, at beginning of period	$42	$44	$(44)	$-
Paydowns	(5)	-	-	-
Total gains - (realized/unrealized):
Included in earnings	-	-	168	21
Balance, at the end of period	$37	$44	$124	$21

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available for Sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations and, marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. Level 3 securities include trust preferred debt securities. At June 30, 2012 and December 31, 2011, the Company did not use the pricing service for its Level 3 securities, which consisted of pooled trust preferred debt securities.  Therefore, management obtained a price by using a discounted cash flows analysis and a market bid indication.

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$607
Loans held for sale	-	1,667	-
Impaired loans	-	-	37,691
Other real estate owned	-	-	376

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$594
Loans held for sale	-	1,039	-
Impaired loans	-	-	38,783
Other real estate owned	-	-	302

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

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at June 30, 2012 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2012:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Mortgage servicing rights	$607	Discounted cash flows	Prepayment speed	6.5% - 8.7%
			Discount rate	23.0% - 30.7%

Impaired loans	$37,691	Appraisals	Discount for dated appraisal	0% - 20%
			Discount for costs to sell	8% - 15%

Other real estate owned	$376	Appraisals	Discount for costs to sell	8% - 10%

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Interest Rate Swap Derivative:  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.

Derivative Loan Commitments:  The fair values of derivative loan commitments are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, the value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close. This factor, the closing ratio, is derived from the Company’s internal data and is adjusted using significant management judgment.

Forward Loan Sale Commitments:  Forward loan sale commitments are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.

Forward Loan Sale Commitments: Forward loan sale commitments are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		June 30, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	See previous table	$3,007	$3,007	$3,216	$3,216
Securities available-for-sale	See previous table	130,386	130,386	135,170	135,170
Loans	Level 3	1,430,436	1,455,101	1,310,157	1,333,262

Financial liabilities
Deposits
Noninterest-bearing demand deposits	Level 1	223,820	223,820	195,625	195,625
NOW accounts	Level 1	181,464	181,464	189,577	189,577
Money market	Level 1	272,287	272,287	247,693	247,693
Savings accounts	Level 1	178,378	178,378	157,913	157,913
Time deposits	Level 2	362,794	366,435	385,874	389,857
FHLB advances	Level 2	91,000	93,646	63,000	65,812
Repurchase agreement borrowings	Level 2	21,000	22,836	21,000	22,963
Repurchase liabilities	Level 2	67,534	67,537	64,466	64,466

On-balance sheet derivative financial instruments:
Forward loan sales commitments:
Assets	Level 3	-	-	-	-
Liabilities	Level 3	10	10	5	5
Interest rate swap derivative:
Assets	Level 2	8,474	8,474	6,812	6,812
Liabilities	Level 2	8,474	8,474	6,812	6,812
Derivative loan commitments:
Assets	Level 3	134	134	-	-
Liabilities	Level 3	-	-	39	39

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

11.	Regulatory Matters

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and the Bank to maintain certain minimum ratios, as set forth below.  At June 30, 2012 and December 31, 2011, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table presents the actual capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:

At June 30, 2012 -
Total Capital (to Risk Weighted Assets)	$200,023	15.18%	$105,414	8.00%	$131,767	10.00%
Tier I Capital (to Risk Weighted Assets)	183,533	13.93	52,702	4.00	79,052	6.00
Tier I Capital (to Average Assets)	183,533	11.04	66,497	4.00	83,122	5.00

At December 31, 2011 -
Total Capital (to Risk Weighted Assets)	$196,763	16.20%	$97,167	8.00%	$121,459	10.00%
Tier I Capital (to Risk Weighted Assets)	181,550	14.95	48,575	4.00	72,863	6.00
Tier I Capital (to Average Assets)	181,550	10.97	66,199	4.00	82,748	5.00

First Connecticut Bancorp, Inc.:

At June 30, 2012 -
Total Capital (to Risk Weighted Assets)	$269,717	20.43%	$105,616	8.00%	$132,020	10.00%
Tier I Capital (to Risk Weighted Assets)	253,194	19.18	52,804	4.00	79,206	6.00
Tier I Capital (to Average Assets)	253,194	15.21	66,586	4.00	83,233	5.00

At December 31, 2011 -
Total Capital (to Risk Weighted Assets)	$272,365	22.38%	$97,360	8.00%	$121,700	10.00%
Tier I Capital (to Risk Weighted Assets)	257,152	21.13	48,680	4.00	73,020	6.00
Tier I Capital (to Average Assets)	257,152	15.51	66,319	4.00	82,899	5.00

12.	Legal Actions

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

General

Established in 1851, Farmington Bank is a full-service, community bank with 18 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut. Farmington Bank is expecting to open its 19th full service branch in South Windsor, Connecticut during the fourth quarter of 2012. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across central Connecticut.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the six months ended June 30, 2012.

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

Resort – Loans in this segment include direct receivable and inventory loans, loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. The Company currently owns a limited amount of inventory loans. Receivable loans, which account for 95% of the resort portfolio at June 30, 2012, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are classified as impaired.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2012 and December 31, 2011, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

Employee Stock Ownership Plan (“ESOP”): The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders' equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company's ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company's consolidated financial statements.

Earnings Per Share: Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets increased $69.8 million or 4.3%, to $1.7 billion at June 30, 2012, from $1.6 billion at December 31, 2011, primarily due to a $120.6 million increase in loans and $6.7 million increase in bank-owned life insurance, offset by a $53.6 million decrease in cash and cash equivalents and a $4.8 million decrease in securities.  Cash and cash equivalents decreased $53.6 million to $36.7 million at June 30, 2012 compared to $90.3 million at December 31, 2011 primarily as a result of a $120.6 million increase in loans offset by $42.1 million increase in deposits.  Federal Home Loan Bank of Boston advances increased $28.0 million to $91.0 million at June 30, 2012 compared to $63.0 million at December 31, 2011.

Our investment portfolio totaled $133.4 million or 7.9% of total assets and $138.4 million or 8.6% of total assets at June 30, 2012 and December 31, 2011, respectively. Available-for-sale investment securities totaled $130.4 million at June 30, 2012 compared to $135.2 million at December 31, 2011, a decrease of $4.8 million primarily due to lower collateral requirements for our municipal deposits and commercial repurchase agreements.  The Company purchases short-term U.S. Treasury and agency securities in order to meet municipal deposit and commercial repurchase agreement collateral requirements and to minimize interest rate risk during the sustained low interest rate environment.

The net unrealized gains on securities available-for-sale, on a pre-tax basis, decreased by $66,000 to $1.5 million at June 30, 2012. As of June 30, 2012 and December 31, 2011, our available-for-sale investment securities portfolio gross unrealized losses equaled $537,000 and $663,000, respectively, of which $532,000 and $632,000, respectively, were from securities that had been in a loss position of twelve months or more. Management does not believe that the unrealized loss represents an other-than-temporary impairment.

Net loans increased $120.6 million or 9.3% at June 30, 2012 to $1.4 billion compared to $1.3 billion at December 31, 2011 due to our continued focus on residential and commercial lending.  Our residential and commercial portfolios increased $133.3 million, offset by a $10.6 million decrease in resort loans as we are gradually exiting the resort financing market.  At June 30, 2012 and December 31, 2011, respectively, the loan portfolio consisted of $576.2 million and $503.4 million in residential real estate loans, $423.9 million and $408.2 million in commercial real estate loans, $48.1 million and $46.4 million in construction loans, $180.7 million and $154.3 million in commercial loans, $126.4 million and $109.8 million in home equity lines of credit loans, $64.8 million and $75.4 million in resort loans and $10.4 million and $12.8 million in installment, collateral, demand and revolving credit loans.

The allowance for loan losses had a slight increase to $17.9 million at June 30, 2012 from $17.5 million at December 31, 2011.  Impaired loans decreased $1.5 million to $39.5 million as of June 30, 2012 from $41.0 million as of December 31, 2011.  Non-performing loans decreased to $13.5 million at June 30, 2012 from $15.5 million at December 31, 2011. At June 30, 2012, the allowance for loan losses represented 1.25% of total loans and 133.01% of non-performing loans, compared to 1.34% of total loans and 113.11% of non-performing loans as of December 31, 2011. Net charge-offs for the six months ended June 30, 2012 were $456,000 or 0.07%, compared to net charge-offs for the same period in the prior year of $5.4 million or 0.92% of average loans outstanding. Loan delinquencies 30 days and greater decreased $3.5 million at June 30, 2012 to $15.3 million compared to $18.8 million at December 31, 2011.  We take a proactive approach in working with customers to help ensure that they remain current on their loans.  Past due loans are primarily in our residential portfolio and are due to weak economic conditions leading to stress on cash flows of our borrowers.

Bank-owned life insurance increased $6.6 million to $37.0 million at June 30, 2012 from $30.4 million at December 31, 2011 primarily due to the purchase of an additional $6.0 million in bank-owned life insurance.

Deposits increased $42.1 million or 3.6% to $1.2 billion at June 30, 2012 compared to December 31, 2011. Interest-bearing deposits grew $13.9 million to $1.0 billion and noninterest-bearing demand deposits totaled $223.8 million at June 30, 2012, an increase of $28.2 million or 14.4% from December 31, 2011.  Total deposits increased $64.7 million compared to December 31, 2011, excluding municipal deposits, with the majority coming from small business accounts, savings accounts and accounts related to the opening of our 18th branch in Bloomfield, Connecticut in May 2012.  Municipal deposits were $97.5 million and $120.2 million at June 30, 2012 and December 31, 2011, respectively.

Total stockholders’ equity decreased $3.9 million to $248.1 million at June 30, 2012 compared to $252.0 million at December 31, 2011 primarily due to $5.4 million of common stock purchased by the Employee Stock Ownership Plan (“ESOP”) and cash dividends totaling $1.1 million paid to our stockholders, offset by $1.8 million net income for the six months ended June 30, 2012.

Summary of Operating Results for the Three Months Ended June 30, 2012 and 2011

The following discussion provides a summary and comparison of our operating results for the three months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Net interest income	$12,799	$11,914	$885	7.4%
Provision for loan losses	520	300	220	73.3
Noninterest income	2,006	1,429	577	40.4
Noninterest expense	13,161	19,927	(6,766)	(34.0)
Income (loss) before taxes	1,124	(6,884)	8,008	(116.3)
Income tax provision	293	(2,239)	2,532	(113.1)
Net income (loss)	$831	$(4,645)	$5,476	(117.9	) %

Net income totaled $831,000 for the quarter ended June 30, 2012, an increase of $5.5 million compared to a net loss of $4.6 million for the quarter ended June 30, 2011. The increase in net income resulted from increases in net interest income and noninterest income, a decrease in noninterest expense primarily due to incurring $851,000 in the phasing out the Phantom Stock Plan and $6.9 million expense related to the funding of Farmington Bank Community Foundation, Inc. during the second quarter of 2011, offset by an increase in the provision for loan losses.  Excluding the $6.9 million foundation contribution, the $851,000 incurred to complete the phase out the Phantom Stock Plan and the related tax benefit of $2.6 million net income would have been $454,000 for the quarter ended June 30, 2011, an increase of $377,000 for the quarter ended June 30, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

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

Interest and Dividend Income: For the quarter ended June 30, 2012, interest and dividend income increased $472,000, or 3.2%, to $15.1 million from $14.7 million for the quarter ended June 30, 2011, driven by growth in average interest-earning assets.  Our average interest-earning assets for the quarter ended June 30, 2012, grew by $104.4 million, or 7.2%, to $1.5 billion from $1.4 billion for the same period last year, while the yield on average interest-earning assets decreased 15 basis points to 3.93% from 4.08%. Interest income on loans receivable increased $610,000 to $14.7 million for the quarter ended June 30, 2012 from $14.1 million for the quarter ended June 30, 2011 due to an increase of $173.7 million or 14.6%, in the average balance of loans receivable, partially offset by a 43 basis point decline in the weighted average yield.  A decrease of $12.0 million in the average balance of securities for the quarter ended June 30, 2012 when compared to the quarter ended June 30, 2011, combined with a 23 basis point decline in the yield on the securities portfolio resulted in a $115,000 or 23.7%, reduction in the interest and dividends on investments.

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

	Three Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
(Dollars in thousands)

Interest-earning assets:
Loans receivable, net	$1,360,401	$14,741	4.35%	$1,186,674	$14,131	4.78%
Securities	131,309	370	1.13%	143,277	485	1.36%
Federal Home Loan Bank of Boston stock	7,137	9	0.51%	7,449	-	0.00%
Fed Funds and other earning assets	48,049	26	0.22%	105,095	58	0.22%
Total interest-earning assets	1,546,896	15,146	3.93%	1,442,495	14,674	4.08%
Noninterest-earning assets	117,486			76,585
Total assets	$1,664,382			$1,519,080

Interest-bearing liabilities:
NOW accounts	$204,611	$83	0.16%	$245,649	$178	0.29%
Money market	270,157	488	0.72%	204,711	543	1.06%
Savings accounts	174,321	64	0.15%	153,806	76	0.20%
Certificates of deposit	368,006	1,008	1.10%	421,766	1,157	1.10%
Total interest-bearing deposits	1,017,095	1,643	0.65%	1,025,932	1,954	0.76%
Advances from the Federal Home Loan Bank	62,869	462	2.95%	68,005	531	3.13%
Repurchase Agreement Borrowing	21,000	181	3.46%	21,000	179	3.42%
Repurchase liabilities	63,166	61	0.39%	63,577	96	0.61%
Total interest-bearing liabilities	1,164,130	2,347	0.81%	1,178,514	2,760	0.94%
Noninterest-bearing deposits	210,874			210,582
Other noninterest-bearing liabilities	38,273			28,213
Total liabilities	1,413,277			1,417,309
Capital	251,105			101,771
Total liabilities and capital	$1,664,382			$1,519,080

Net interest income		$12,799			$11,914
Net interest rate spread (1)			3.12%			3.14%
Net interest-earning assets (2)	$382,766			$263,981
Net interest margin (3)			3.32%			3.31%
Average interest-earning assets to average interest-bearing liabilities		132.88%			122.40%

(1)	Net interest rate spread represents the difference betw een the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2012 Compared to
	Three Months Ended June 30, 2011
			Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net	$1,582	$(972)	$610
Investment securities	(46)	(69)	(115)
Federal Home Loan Bank of Boston stock	-	9	9
Fed Funds and other interest-earning assets	(31)	(1)	(32)
Total interest-earning assets	1,505	(1,033)	472

Interest-bearing liabilities:
NOW accounts	(27)	(68)	(95)
Money market	10,336	(10,391)	(55)
Savings accounts	8	(20)	(12)
Certificates of deposit	(149)	-	(149)
Total interest-bearing deposits	10,168	(10,479)	(311)
Advances from the Federal Home Loan Bank	(43)	(26)	(69)
Repurchase agreement borrowing	-	2	2
Repurchase liabilities	(1)	(34)	(35)
Total interest-bearing liabilities	10,124	(10,537)	(413)

Increase (decrease) in net interest income	$(8,619)	$9,504	$885

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $12.8 million for the quarter ended June 30, 2012, compared to $11.9 million for the quarter ended June 30, 2011.  The $885,000, or 7.4%, increase in net interest income was primarily due to a $610,000, or 4.3%, increase in interest and fees on loans, a $413,000 or 15.0% decrease in interest expense offset by a decrease of $138,000 or 25.4% in interest and dividends on investments and other interest earning assets. Average interest-earning assets increased by $104.4 million, or 7.2%, to $1.5 billion for the quarter ended June 30, 2012 when compared to the quarter ended June 30, 2011. Total average interest-bearing liabilities remained stable at $1.2 billion at June 30, 2012 and 2011. Our net interest rate spread decreased 2 basis points to 3.12% during the quarter ended June 30, 2012 from 3.14% for the quarter ended June 30, 2011.  Net interest margin was 3.32% for the quarter ended June 30, 2012 compared to 3.31% for the quarter ended June 30, 2011.

Interest Expense: Interest expense for the quarter ended June 30, 2012 decreased $413,000 or 15.0% to $2.3 million from $2.8 million for the same period in the prior year as our total average interest-bearing liabilities remained relatively unchanged at $1.2 billion offset by a 13 basis points or 15.0% decline to 81 basis points in the total average cost of interest-bearing liabilities for the quarter ended June 30, 2012 compared to 94 basis points for the quarter ended June 30, 2011.  The decline in the total average cost of interest-bearing deposits was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at competitive rates and reduced our rate concession practices for customers who did not utilize multiple bank services.

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loan losses needed to current operations. The assessment considers historical loss experience, historical and current delinquency statistics, the loan portfolio segments and the amount of loans in the loan portfolio, the financial strength of the borrowers, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other credit quality indicators.

Management recorded a provision for loan losses of $520,000 for the quarter ended June 30, 2012 which is an increase of $220,000 from the provision of $300,000 recorded during the quarter ended June 30, 2011.  The increase in the provision was in part due to growth in our residential and commercial loan portfolios.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio as of June 30, 2012.

At June 30, 2012, the allowance for loan losses totaled $17.9 million, or 1.25% of total loans and 133.01% of non-performing loans, compared to an allowance for loan losses of $17.5 million, which represented 1.34% of total loans and 113.11% of non-performing loans at December 31, 2011.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities, if any, are also included in noninterest income (loss).

The following table summarizes noninterest income for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$900	$860	$40	4.7%
Net gain on loans sold	431	199	232	116.6
Brokerage and insurance fee income	32	10	22	220.0
Bank owned life insurance income	321	174	147	84.5
Other	322	186	136	73.1
Total noninterest income	$2,006	$1,429	$577	40.4%

Non-interest income totaled $2.0 million for the second quarter of 2012, an increase of $577,000, or 40.4%, as compared to the second quarter of 2011. The change in non-interest income was primarily attributable to higher net gains from sales of loans which totaled $431,000 for the second quarter of 2012, an increase of $232,000, or 116.6%, as compared to the second quarter of 2011. Bank owned life insurance increased $147,000 reflecting income earned from the purchase of additional insurance within the past twelve months and other noninterest income increased $136,000 as a result of the gains from mortgage banking derivatives.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$7,619	$7,473	$146	2.0%
Occupancy expense	1,098	1,094	4	0.4
Furniture and equipment expense	1,112	990	122	12.3
FDIC assessment	294	529	(235)	(44.4)
Marketing	753	658	95	14.4
Contribution to Farmington Bank Community Foundation, Inc.	-	6,877	(6,877)	(100.0)
Other operating expenses	2,285	2,306	(21)	(0.9)
Total noninterest expense	$13,161	$19,927	$(6,766)	(34.0)%

Non-interest expense totaled $13.2 million for the quarter ended June 30, 2012, down by $6.8 million, or 34.0%, from the quarter ended June 30, 2011. The operating results for the second quarter of 2011 included a $6.9 million expense related to the funding of Farmington Bank Community Foundation, Inc. and $851,000 expense incurred in the phasing out the Phantom Stock Plan; excluding the Foundation and Phantom Stock expense, non-interest expense increased by $962,000, or 7.9%.  Salaries and employee benefits increased $146,000 to $7.6 million compared to $7.5 million for the quarter ended June 30, 2011.  Excluding the $851,000 incurred to phase out the Phantom Stock Plan for the quarter ended June 30, 2011, salaries and employee benefits increased $997,000 for the quarter ended June 30, 2012. The increase was due to supporting our branch openings, providing the resources to sustain our strategic growth and $297,000 related to our Employee Stock Ownership Plan (ESOP).  Furniture and equipment expense increased $122,000 to $1.1 million compared to $1.0 million for the quarter ended June 30, 2011 primarily due to the three branch openings within the past twelve months.  Marketing expense increased $95,000 in part due to the grand opening of our 18th branch in May 2012 and an increase in sponsorships to expand the Bank’s brand within the communities we serve.  These items were partially offset by a $235,000 or 44.4% decrease in FDIC premium expense, which reflects the positive impact of the new assessment calculation that became effective on April 1, 2011.

Income Tax Provision: Income tax expense increased $2.5 million to $293,000 for the quarter ended June 30, 2012 from a tax benefit of $2.2 million for the quarter ended June 30, 2011 primarily due to the tax treatment for the $6.9 million expense related to the funding of Farmington Bank Community Foundation, Inc.

Summary of Operating Results for the Six Months Ended June 30, 2012 and 2011

The following discussion provides a summary and comparison of our operating results for the six months ended June 30, 2012 and 2011.

	For the Six Months Ended June 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Net interest income	$25,753	$23,865	$1,888	7.9%
Provision for loan losses	850	600	250	41.7
Noninterest income	3,319	2,710	609	22.5
Noninterest expense	25,790	31,588	(5,798)	(18.4)
Income (loss) before taxes	2,432	(5,613)	8,045	(143.3)
Income tax provision	610	(1,984)	2,594	(130.7)
Net income (loss)	$1,822	$(3,629)	$5,451	(150.2)%

Net income totaled $1.8 million for the six months ended June 30, 2012, an increase of $5.4 million compared to a net loss of $3.6 million for the six months ended June 30, 2011.  The increase in net income primarily resulted from increases in net interest income and noninterest income and a decrease in noninterest expense as a result of incurring a $6.9 million expense funding the Farmington Bank Community Foundation, Inc. and $851,000 incurred to complete the phase out the Phantom Stock Plan during the six months ended June 30, 2011.  Excluding the $6.9 million foundation contribution, the $851,000 incurred to complete the phase out the Phantom Stock Plan and the related tax benefit of $2.6 million net income would have been $1.5 million for the six month ended June 30, 2011, an increase of $322,000 primarily due to an increase in net interest income offset by an increase in salaries and employee benefits as we continue to expand the services we offer our existing and new customers, the opening of three new branches over the past twelve months and incurring a $608,000 increase in Employee Stock Ownership Plan (“ESOP”) expense for the six months ended June 30, 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Interest and Dividend Income: For the six months ended June 30, 2012, interest and dividend income increased $1.2 million, or 4.0%, to $30.6 million from $29.4 million for the same period in the prior year.  Our average interest-earning assets for the six months ended June 30, 2012, grew by $121.1 million, or 8.6%, to $1.5 billion from $1.4 billion for the same period last year due reflecting growth in our loan portfolio, while the yield on average interest-earning assets decreased 19 basis points to 4.00% from 4.19%. Interest income on loans receivable increased $1.4 million, or 5.1%, to $29.7 million for the six months ended June 30, 2012 from $28.3 million for the same period in the prior year due to an increase of $153.8 million, or 13.0%, in the average balance of loans receivable, partially offset by a 36 basis point decline in the weighted average yield to 4.46%. In addition to adding new loans at lower rates to our portfolio, the continuous decline in the current rate environment has led our commercial and residential customers to refinance and modify their current loans.  A decrease of $20.1 million in the average balance of securities for the six months ended June 30, 2012 to $131.9 million compared to the same period last year and a 22 basis point decline in the yield to 1.15% resulted in a $278,000 or 26.9%, reduction in the interest and dividends on investments.

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

	Six Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,338,093	$29,740	4.46%	$1,184,335	$28,291	4.82%
Securities	131,935	755	1.15%	152,052	1,033	1.37%
Federal Home Loan Bank of Boston stock	7,253	18	0.50%	7,449	6	0.16%
Fed Funds and other earning assets	57,381	60	0.21%	69,775	75	0.22%
Total interest-earning assets	1,534,662	30,573	4.00%	1,413,611	29,405	4.19%
Noninterest-earning assets	116,931			72,482
Total assets	$1,651,593			$1,486,093

Interest-bearing liabilities:
NOW accounts	$204,771	$172	0.17%	$242,804	$361	0.30%
Money market	266,238	1,032	0.78%	192,225	955	1.00%
Savings accounts	167,973	125	0.15%	146,967	145	0.20%
Certificates of deposit	374,996	2,069	1.11%	431,628	2,445	1.14%
Total interest-bearing deposits	1,013,978	3,398	0.67%	1,013,624	3,906	0.78%
Advances from the Federal Home Loan Bank	62,955	943	3.00%	68,052	1,056	3.13%
Repurchase Agreement Borrow ing	21,000	361	3.45%	21,000	358	3.44%
Repurchase liabilities	60,617	118	0.39%	72,798	220	0.61%
Total interest-bearing liabilities	1,158,550	4,820	0.83%	1,175,474	5,540	0.95%
Noninterest-bearing deposits	203,033			183,484
Other noninterest-bearing liabilities	38,603			27,719
Total liabilities	1,400,186			1,386,677
Stockholders’ equity	251,407			99,416
Total liabilities and stockholders’ equity	$1,651,593			$1,486,093

Net interest income		$25,753			$23,865
Net interest rate spread (1)			3.17%			3.24%
Net interest-earning assets (2)	$376,112			$238,137
Net interest margin (3)			3.37%			3.39%

Average interest-earning assets to average interest-bearing liabilities		132.46%			120.26%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2012 Compared to Six
	Months Ended June 30, 2011
			Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net	$3,459	$(2,010)	$1,449
Investment securities	(139)	(139)	(278)
Federal Home Loan Bank of Boston stock	-	12	12
Fed Funds and other interest-earning assets	(13)	(2)	(15)
Total interest-earning assets	3,307	(2,139)	1,168

Interest-bearing liabilities:
NOW accounts	(52)	(137)	(189)
Money market	167	(90)	77
Savings accounts	14	(34)	(20)
Certificates of deposit	(287)	(89)	(376)
Total interest-bearing deposits	(158)	(350)	(508)
Advances from the Federal Home Loan Bank	(69)	(44)	(113)
Repurchase agreement borrowing	-	3	3
Repurchase liabilities	(28)	(74)	(102)
Total interest-bearing liabilities	(255)	(465)	(720)

Increase (decrease) in net interest income	$3,562	$(1,674)	$1,888

Net Interest Income:  Net interest income before the provision for loan losses was $25.8 million for the six months ended June 30, 2012, compared to $23.9 million for the same period in 2011. The $1.9 million, or 7.9%, increase in net interest income was primarily due to a $1.4 million, or 5.1%, increase in interest and fees on loans, a $720,000 or 13.0% decrease in interest expense offset by a decrease of $281,000 or 25.2% in interest and dividends on investments. Average interest-earning assets increased by $121.1 million, or 8.6%, to $1.5 billion for the six months ended June 30, 2012 when compared to the same period in the prior year. Average interest-bearing liabilities remained stable at $1.2 billion at June 30, 2012 and 2011. Our net interest rate spread decreased 7 basis points to 3.17% during the six months ended June 30, 2012 from 3.24% for the six months ended June 30, 2011, primarily due to a 19 basis point decline in the weighted average yield of interest-earning assets to 4.00% for the six months ended June 30, 2012 from 4.19% for the six months ended June 30, 2011 offset by a decline in the cost of interest bearing liabilities.

Interest Expense: Interest expense for the six months ended June 30, 2012 decreased $720,000, or 13.0%, to $4.8 million from $5.5 million for the same period in the prior year as our average interest-bearing deposits remained flat at $1.0 billion compared to the same period in the prior year.  This primarily resulted from an 11 basis points decline in the average cost of interest-bearing deposits to 0.67% for the six months ended June 30, 2012 from 0.78% for the six months ended June 30, 2011. The decrease in the cost of funds was primarily due to the impact that the sustained low interest rate environment had on our NOW accounts and money market accounts which resulted in a decrease of 13 basis points and 22 basis points, respectively, during the six months ended June 30, 2012 over the same period in the prior year.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at a competitive rate and reduced our rate concession practices for customers who did not utilize multiple bank services.

Average outstanding advances from the Federal Home Loan Bank of Boston were $63.0 million for the six months ended June 30, 2012 a decrease of $5.1 million when compared to the same period ended in the prior year. The average rate paid on these borrowings was 3.00% for the six months ended June 30, 2012 or 13 basis points lower than the average rate of 3.13% for the six months ended June 30, 2011.  Average repurchase liabilities were $60.6 million for the six months ended June 30, 2012 a decrease of $12.2 million when compared to the same period ended in the prior year. The average rate paid was 0.39% for the six months ended June 30, 2012 or 22 basis points lower than the average rate of 0.61% for the six months ended June 30, 2011.

Provision for Loan Losses:  Management recorded a provision for loan losses of $850,000 for the six months ended June 30, 2012 which is an increase of $250,000 from the provision of $600,000 recorded during the same period last year.  The increase in the provision was in part due to growth in our residential and commercial loan portfolios.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

Noninterest Income:

The following table summarizes noninterest income for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,716	$1,647	$69	4.2%
Net gain on loans sold	529	345	184	53.3
Brokerage and insurance fee income	57	134	(77)	(57.5)
Bank owned life insurance income	640	348	292	83.9
Other	377	236	141	59.7
Total noninterest income	$3,319	$2,710	$609	22.5%

Non-interest income totaled $3.3 million for the six months ended June 30, 2012, an increase of $609,000, or 22.5%, as compared to the $2.7 million for the six months ended June 30, 2011. The change in non-interest income was partially attributable to higher net gains from sales of loans which totaled $529,000 for the six months ended June 30, 2012, an increase of $184,000, or 53.3%, as compared to $345,000 for the six months ended June 30, 2011. Bank owned life insurance increased $292,000 reflecting income earned from the purchase of additional insurance within the past twelve months and other noninterest income increased $141,000 as a result of the gains from mortgage banking derivatives.

Noninterest Expense: The following table summarizes noninterest expense for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$15,043	$14,041	$1,002	7.1%
Occupancy expense	2,288	2,331	(43)	(1.8)
Furniture and equipment expense	2,211	1,965	246	12.5
FDIC assessment	573	1,070	(497)	(46.4)
Marketing	1,359	1,131	228	20.2
Contribution to Farmington Bank Community Foundation, Inc.	-	6,877	(6,877)	(100.0)
Other operating expenses	4,316	4,173	143	3.4
Total noninterest expense	$25,790	$31,588	$(5,798)	(18.4)%

Non-interest expense totaled $25.8 million for the six months ended June 30, 2012, down $5.8 million, or 18.4%, from the six months ended June 30, 2011. The operating results for the six months ended June 30, 2011 included a $6.9 million expense related to the funding of Farmington Bank Community Foundation, Inc. and an $851,000 expense incurred in the phasing out the Phantom Stock Plan; excluding the Foundation and Phantom Stock expense, non-interest expense increased by $1.9 million, or 8.1%.  Salaries and employee benefits increased $1.0 million to $15.0 million compared to $14.0 million for the six months ended June 30, 2011.  Excluding the $851,000 incurred to phase out the Phantom Stock Plan for the six months ended June 30, 2011, salaries and employee benefits increased $1.9 million primarily due to annual wage increases and an increase in the bonus accrual, $608,000 related to our Employee Stock Ownership Plan (“ESOP”), our three branch openings within the past twelve months and providing the resources to sustain our strategic growth. Furniture and equipment expense increased $246,000 to $2.2 million compared to $2.0 million for the six months ended June 30, 2011 primarily due to the three branch openings within the past twelve months.  Marketing expense increased $228,000 in part due to the grand opening of our 18th branch in May and an increase in sponsorships to expand the Bank’s brand within the communities we serve.  These items were partially offset by a $497,000 or 46.4% decrease in FDIC premium expense, which reflects the positive impact of the new assessment calculation that became effective on April 1, 2011.

Income Tax Provision: Income tax provision increased $2.6 million to $610,000 for the six months ended June 30, 2012 from a tax benefit of $2.0 million for the six months ended June 30, 2011 primarily due to the tax treatment for the $6.9 million expense related to the funding of Farmington Bank Community Foundation, Inc.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2012, $36.7 million of our assets were invested in cash and cash equivalents compared to $90.3 million at December 31, 2011. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the six months ended June 30, 2012, loan originations and purchases, net of collected principal and loan sales, totaled $121.0 million.  Cash received from the sales and maturities of investment securities totaled $143.0 million and we purchased $138.0 million of available-for-sale investment securities during the six month ended June 30, 2012.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At June 30, 2012, we had $91.0 million in advances from the FHLBB and an additional available borrowing limit of $276.2 million, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total deposits, or $304.7 million at June 30, 2012. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at June 30, 2012.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $79.8 million on an overnight basis as of June 30, 2012. The funding arrangement was collateralized by $125.8 million in pledged commercial real estate loans as of June 30, 2012.

We had outstanding commitments to originate loans of $41.9 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $297.3 million at June 30, 2012. At June 30, 2012, time deposits scheduled to mature in less than one year totaled $237.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $79.8 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

At June 30, 2012, income at risk (i.e., the change in net interest income) increased 7.8% and 7.5% and decreased 5.3% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. At December 31, 2011, income at risk (i.e., the change in net interest income) increased 8.9% and 11.4% and decreased 3.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the years presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At June 30,	At December
	2012	31, 2011
300 basis point increase	7.75%	8.86%
400 basis point increase	7.47%	11.36%
100 basis point decrease	(5.34)%	(3.90)%

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending June 30, 2012, the Employee Stock Ownership Plan made the following purchases of the Company’s stock:

				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs	Plans or Programs
April 1-30, 2012	23,969	$12.87	1,256,809	173,607
May 1-31, 2012	88,778	13.06	1,345,587	84,829
June 1-30, 2012	84,829	13.01	1,430,416	-

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

10.1
Phantom Stock Plan of Farmington Bank (terminated) (filed as Exhibit 10.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

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

10.15
First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Appendix A in the Definitive Proxy Statement on Form 14A filed on June 6, 2012 and amended on July 2, 2012 (File No. 001-35209-12890818 and 12960688).

10.14
Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-K filed for the Company on May 15, 2012, and incorporated herein by reference).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*

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

FIRST CONNECTICUT BANCORP, INC.

Date: August 10, 2012	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: August 10, 2012	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer