Form 10-Q
period 2012-09-30
First Connecticut Bancorp, Inc.
filed 2012-11-14
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report-Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File No. 333-171913

First Connecticut Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-1496206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Farm Glen Boulevard, Farmington, CT	06032
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 14, 2012, there were 17,986,596 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Condition at September 30, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	2

	Consolidated Statements of Comprehensive Loss (Income) for the nine months ended September 30, 2012 and 2011 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	64

Part II. Other Information

Item 1.	Legal Proceedings	64

Item1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults upon Senior Securities	65

Item 4.	Mine Safety Disclosure	65

Item 5.	Other Information	65

Item 6.	Exhibits	65

Signatures		67

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information

Item 1. Consolidated Financial Statements

First Connecticut Bancorp, Inc.
Consolidated Statements of Condition

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$33,021	$40,296
Federal funds sold	-	50,000
Cash and cash equivalents	33,021	90,296
Securities held-to-maturity, at amortized cost	3,007	3,216
Securities available-for-sale, at fair value	125,854	135,170
Loans held for sale	4,569	1,039
Loans, net	1,485,275	1,295,177
Premises and equipment, net	19,231	21,379
Federal Home Loan Bank of Boston stock, at cost	8,056	7,449
Accrued income receivable	4,502	4,185
Bank-owned life insurance	37,348	30,382
Deferred income taxes	14,038	13,907
Prepaid expenses and other assets	21,232	15,450
Total assets	$1,756,133	$1,617,650
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,036,523	$981,057
Noninterest-bearing	221,464	195,625
	1,257,987	1,176,682
Federal Home Loan Bank of Boston advances	125,200	63,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	66,096	64,466
Accrued expenses and other liabilities	43,651	40,522
Total liabilities	1,513,934	1,365,670

Commitments and contingencies	-	-

Stockholders’ Equity

Common stock, $0.01 par value, 30,000,000 shares authorized; 18,076,971 shares issued and 17,986,596 shares outstanding at September 30, 2012; 17,880,200 shares issued and outstanding at December 31, 2011	181	179
Additional paid-in-capital	171,419	174,836
Unallocated common stock held by ESOP	(15,073)	(10,490)
Treasury stock, at cost (90,375 shares at September 30, 2012)	(1,174)	-
Retained earnings	92,076	92,937
Accumulated other comprehensive loss	(5,230)	(5,482)
Total stockholders’ equity	242,199	251,980
Total liabilities and stockholders’ equity	$1,756,133	$1,617,650

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans
Mortgage	$11,460	$10,573	$33,452	$31,716
Other	3,927	3,531	11,675	10,679
Interest and dividends on investments
United States Government and agency obligations	234	309	749	1,104
Other bonds	87	34	205	140
Corporate stocks	69	68	209	206
Other interest income	3	144	63	219
Total interest income	15,780	14,659	46,353	44,064
Interest expense
Deposits	1,644	1,886	5,042	5,792
Interest on borrowed funds	499	519	1,442	1,575
Interest on repo borrowings	179	182	540	540
Interest on repurchase liabilities	71	85	189	305
Total interest expense	2,393	2,672	7,213	8,212
Net interest income	13,387	11,987	39,140	35,852
Provision for allowance for loan losses	215	300	1,065	900
Net interest income after provision for loan losses	13,172	11,687	38,075	34,952
Noninterest income
Fees for customer services	950	852	2,666	2,499
Net gain on sales of investment	-	89	-	89
Net gain on loans sold	687	284	1,216	629
Brokerage and insurance fee income	34	30	91	164
Bank owned life insurance income	326	177	966	525
Other	148	296	497	532
Total noninterest income	2,145	1,728	5,436	4,438
Noninterest expense
Salaries and employee benefits	10,243	7,065	25,286	21,106
Occupancy expense	1,108	1,129	3,396	3,460
Furniture and equipment expense	1,120	1,038	3,331	3,003
FDIC assessment	255	56	828	1,126
Marketing	509	505	1,868	1,636
Contribution to Farmington Bank Community Foundation, Inc.	-	-	-	6,877
Other operating expenses	3,670	2,152	7,958	6,325
Total noninterest expense	16,905	11,945	42,667	43,533
Income before income taxes	(1,588)	1,470	844	(4,143)
Income tax (benefit) expense	(519)	427	91	(1,557)
Net (loss) income	$(1,069)	$1,043	$753	$(2,586)
Net (loss) earnings per share (1) (See Note 2):
Basic and Diluted	$(0.07)	$0.06	$0.05	$(0.20)

Weighted average shares outstanding:
Basic and Diluted	16,471,023	17,244,019	16,647,253	17,254,646

Pro forma net loss per share (2):
Basic and Diluted	N/A	N/A	N/A	$(0.15)

(1)=
Net loss per share for the nine months ended September 30, 2011 reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to September 30, 2011.

(2)=	Pro forma net loss per share assumes the Company’s shares are outstanding for all periods prior to the completion of the Plan of Conversion and Reorganization on June 29, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Dollars in thousands)
Net (loss) income	$(1,069)	$1,043	$753	$(2,586)
Other comprehensive income (loss), before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	48	(632)	(17)	(603)
Less: reclassification adjustment for gains included in net income	-	89	-	89
Net change in unrealized gains (losses)	48	(543)	(17)	(514)
Change related to employee benefit plans	133	55	398	162
Other comprehensive income (loss), before tax	181	(488)	381	(352)
Income tax expense (benefit)	61	(165)	129	(119)
Other comprehensive income (loss), net of tax	120	(323)	252	(233)

Comprehensive (loss) income	$(949)	$720	$1,005	$(2,819)

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	(Loss) Income	Total
(Dollars in thousands)
Balance at December 31, 2011	17,880,200	$179	$174,836	$(10,490)	$-	$92,937	$(5,482)	$251,980
Purchase of common stock for Employee Stock Ownership Plan (“ESOP”)	-	-	-	(5,376)	-	-	-	(5,376)
ESOP shares released and committed to be released	-	-	142	793	-	-	-	935
Additional tax benefit related to the issuance of common stock to the Farmington Bank
Community Foundation, Inc.	-	-	18	-	-	-	-	18
Cash dividend paid ($0.09 per common share)	-	-	-	-	-	(1,614)	-	(1,614)
Treasury stock acquired	(577,322)	-	-	-	(7,597)	-	-	(7,597)
Treasury stock issued for restricted stock	486,947	-	(6,423)	-	6,423	-	-	-
Issuance of common stock for restricted stock	228,261	2	(2)	-	-	-	-	-
Cancellation of shares for tax withholding	(31,490)	-	(407)	-	-	-	-	(407)
Share based compensation expense	-	-	3,255	-	-	-	-	3,255
Net income	-	-	-	-	-	753	-	753
Other comprehensive income	-	-	-	-	-	-	252	252
Balance at September 30, 2012	17,986,596	$181	$171,419	$(15,073)	$(1,174)	$92,076	$(5,230)	$242,199

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$753	$(2,586)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for loan losses	1,065	900
Provision for off-balance sheet commitments	55	34
Depreciation and amortization	2,558	2,310
Gain on sale of investments	-	(89)
Amortization of ESOP expense	935	533
Share based compensation expense	3,255	-
Contribution of stock to Farmington Bank Community Foundation, Inc.	-	6,877
Loans originated for sale	(29,229)	(39,048)
Proceeds from the sale of loans held for sale	26,915	38,899
Loss on sale of foreclosed real estate	8	-
Loss on sale of premises and equipment	(367)	-
Net gain on loans sold	(1,216)	(629)
Accretion and amortization of investment security discounts and premiums, net	(111)	(94)
Amortization and accretion of loan fees and discounts, net	(724)	(106)
(Increase) decrease in accrued income receivable	(317)	390
Deferred income tax	(243)	(2,077)
Increase in cash surrender value of bank-owned life insurance	(966)	(525)
Increase in prepaid expenses and other assets	(4,838)	(5,156)
Increase in accrued expenses and other liabilities	3,473	6,892
Net cash provided by operating activities	1,006	6,525
Cash flow from investing activities
Maturities of securities held-to-maturity	209	260
Sales, maturities and calls of securities available-for-sale	243,392	304,013
Purchases of securities held-to-maturity	-	(209)
Purchases of securities available-for-sale	(233,982)	(302,080)
Loan originations, net of principal repayments	(191,784)	(53,677)
Purchases of Federal Home Loan Bank of Boston stock, net	(607)	-
Purchases of bank-owned life insurance	(6,000)	-
Proceeds from sale of premises and equipment	3,513	-
Proceeds from sale of foreclosed real estate	393	144
Purchases of premises and equipment	(3,556)	(1,368)
Net cash used in investing activities	(188,422)	(52,917)
Cash flows from financing activities
Proceeds from common stock offering, net of offering cost	-	167,800
Purchase of common stock for ESOP	(5,376)	(9,725)
Net increase (decrease) in borrowings	62,200	(8,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	108,202	172,352
Net decrease in certificates of deposit	(26,897)	(42,338)
Net increase (decrease) in repurchase liabilities	1,630	(11,751)
Cancellation of shares for tax withholding	(407)	-
Repurchase of common stock	(7,597)	-
Cash dividend paid	(1,614)	-
Net cash provided by financing activities	130,141	268,338
Net (decrease) increase in cash and cash equivalents	(57,275)	221,946
Cash and cash equivalents at beginning of period	90,296	18,608
Cash and cash equivalents at end of period	$33,021	$240,554

Supplemental disclosure of cash flow information
Cash paid for interest	$7,144	$8,223
Cash paid for income taxes	6	854
Loans transferred to other real estate owned	1,285	148

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

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock issued in the offering. As of September 30, 2012, the ESOP completed its purchase of 1,430,416 shares of common stock at a cost of $16.9 million. The Bank makes annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock. As of September 30, 2012 the Company has repurchased 577,322 shares at a cost of $7.6 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

On September 5, 2012, the Company registered 2,503,228 shares to be reserved for issuance to the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan.

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

Wholly-owned subsidiaries of Farmington Bank include Farmington Savings Loan Servicing, Inc., a passive investment company that was established to service and hold loans collateralized by real property; Village Investments, Inc. presently inactive; the Village Corp., Limited, a subsidiary that held certain real estate; 28 Main Street Corp., a subsidiary that holds residential other real estate owned; Village Management Corp., a subsidiary that held commercial other real estate owned and Village Square Holdings, Inc., a subsidiary that holds certain bank premises and other real estate.

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

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which superseded most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments improved comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarified the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012 and has been applied prospectively. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements. See Note 11 to the consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.

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

Basic net earnings (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed in a manner similar to basic net earnings (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unvested restricted stock are participating securities and are considered outstanding and included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share since the shares participate in dividends and the right to dividends are non-forfeitable. Losses are not allocated to participating securities since there is not a contractual obligation to participate in the net loss. As such, net losses were not allocated to the participating securities in the calculation of basic and diluted net loss per share for the three months ended September 30, 2012. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings (loss) per common share.

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

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and for the period from June 29, 2011 to September 30, 2011:

			For the Nine
	For the Three Months Ended		Months Ended	For the Period from
	September 30,		September 30,	June 29, 2011 to
	2012	2011	2012	September 30, 2011
(Dollars in thousands, except Per Share data):

Net (loss) income	$(1,069)	1,043	$753	$(3,451)

Weighted-average shares outstanding	17,935,809	17,880,200	17,898,872	17,880,200

Less: Average unallocated ESOP shares	(1,279,385)	(636,181)	(1,189,368)	(625,554)
Average treasury stock	(185,401)	-	(62,251)	-

Weighted-average basic shares outstanding	16,471,023	17,244,019	16,647,253	17,254,646

Weighted-average diluted shares outstanding	16,471,023	17,244,019	16,647,253	17,254,646

Net (loss) earnings per share:
Basic	$(0.07)	$0.06	$0.05	$(0.20)
Diluted	$(0.07)	$0.06	$0.05	$(0.20)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3.	Investment Securities

Investment securities are summarized as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$91,983	$3	$(5)	$91,981
U.S. Government agency obligations	12,000	13	-	12,013
Government sponsored residential mortgage-backed securities	11,952	975	(1)	12,926
Corporate debt securities	2,952	204	-	3,156
Preferred equity securities	2,100	18	(315)	1,803
Marketable equity securities	348	37	(3)	382
Mutual funds	3,551	42	-	3,593
Total securities available-for-sale	$124,886	$1,292	$(324)	$125,854
Held-to-maturity
Government sponsored residential mortgage-backed securities	$7	$-	$-	$7
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,007	$-	$-	$3,007

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$80,999	$-	$-	$80,999
U.S. Government agency obligations	27,003	12	(9)	27,006
Government sponsored residential mortgage-backed securities	19,254	1,302	(11)	20,545
Corporate debt securities	1,000	175	-	1,175
Trust preferred debt securities	42	-	-	42
Preferred equity securities	2,100	112	(639)	1,573
Marketable equity securities	348	22	(4)	366
Mutual funds	3,439	25	-	3,464
Total securities available-for-sale	$134,185	$1,648	$(663)	$135,170
Held-to-maturity
Government sponsored residential mortgage-backed securities	$7	$-	$-	$7
Municipal debt securities	209	-	-	209
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,216	$-	$-	$3,216

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
September 30, 2012
Available-for-sale:
U.S. Treasury obligations	$27,990	$(5)	$-	$-	$27,990	$(5)
Government sponsored residential mortgage-backed securities	-	-	32	(1)	32	(1)
Preferred equity securities	-	-	1,685	(315)	1,685	(315)
Marketable equity securities	-	-	3	(3)	3	(3)
	$27,990	$(5)	$1,720	$(319)	$29,710	$(324)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
December 31, 2011
Available-for-sale:
U.S. Government agency obligations	$16,994	$(9)	$-	$-	$16,994	$(9)
Government sponsored residential mortgage-backed securities	776	(9)	124	(2)	900	(11)
Preferred equity securities	87	(13)	1,374	(626)	1,461	(639)
Marketable equity securities	-	-	3	(4)	3	(4)
	$17,857	$(31)	$1,501	$(632)	$19,358	$(663)

Management believes that no individual unrealized loss as of September 30, 2012 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and the length of time an issue is below book value as well as consideration of issuer specific factors (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral, if applicable). The Company also considers whether or not it has the intent to sell the security prior to maturity as well as the extent to which the unrealized loss is attributable to changes in interest rates.

The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security that is rated Baa2 by Moody’s as of September 30, 2012. A detailed review of the preferred equity security was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity security is not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

During the three and nine months ended September 30, 2012 and 2011, the Company recorded no other-than-temporary impairment charges.

There were no realized gains or losses for three and nine months ended September 30, 2012. The Company’s net realized gains totaled $89,000 for the three and nine months ended September 30, 2011.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and estimated market value of debt securities at September 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	September 30, 2012
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$91,983	$91,981	$-	$-
Due after one year through five years	14,452	14,580	-	-
Due after five years through ten years	500	589	-	-
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities	11,952	12,926	7	7
	$118,887	$120,076	$3,007	$3,007

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $8.1 million and $7.4 million of FHLBB capital stock at September 30, 2012 and December 31, 2011, respectively, which is equal to its FHLBB capital stock requirement.

4.             Loans and Allowance for Loan Losses

Loans consisted of the following:

	September 30,	December 31,
	2012	2011
(Dollars in thousands)
Real estate
Residential	$605,794	$503,361
Commercial	448,684	408,169
Construction	54,909	46,381
Installment	7,372	10,333
Commercial	196,813	154,300
Collateral	2,161	2,348
Home equity line of credit	134,314	109,771
Demand	25	41
Revolving credit	86	90
Resort	49,760	75,363
Total loans	1,499,918	1,310,157
Less:
Allowance for loan losses	(17,920)	(17,533)
Net deferred loan costs	3,277	2,553
Loans, net	$1,485,275	$1,295,177

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$17,927	$15,912	$17,533	$20,734
Provision for loan losses	215	300	1,065	900
Charge-offs	(258)	(122)	(898)	(5,561)
Recoveries	36	4	220	21
Balance at end of period	$17,920	$16,094	$17,920	$16,094

Changes in the allowance for loan losses by segments for the three months ended September 30, 2012 are as follows:

	For the Three Months Ended September 30, 2012
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	period	Charge-offs	Recoveries	loan losses	end of period
(Dollars in thousands)
Real estate
Residential	$3,771	$(206)	$4	$476	$4,045
Commercial	7,691	-	1	75	7,767
Construction	632	-	-	194	826
Installment	66	(3)	1	20	84
Commercial	2,920	(33)	27	(220)	2,694
Collateral	-	-	-	-	-
Home equity line of credit	1,400	-	-	37	1,437
Demand	-	-	-	-	-
Revolving credit	-	(16)	3	13	-
Resort	1,447	-	-	(564)	883
Unallocated	-	-	-	184	184
	$17,927	$(258)	$36	$215	$17,920

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the nine months ended September 30, 2012 are as follows:

	For the Nine Months Ended September 30, 2012
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	period	Charge-offs	Recoveries	loan losses	end of period
(Dollars in thousands)
Real estate
Residential	$2,874	$(337)	$9	$1,499	$4,045
Commercial	8,755	(454)	4	(538)	7,767
Construction	590	-	-	236	826
Installment	92	(9)	4	(3)	84
Commercial	2,140	(33)	192	395	2,694
Collateral	-	-	-	-	-
Home equity line of credit	1,295	(19)	-	161	1,437
Demand	-	-	-	-	-
Revolving credit	-	(46)	11	35	-
Resort	1,787	-	-	(904)	883
Unallocated	-	-	-	184	184
	$17,533	$(898)	$220	$1,065	$17,920

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at September 30, 2012 and December 31, 2011:

Loans individually evaluated for impairment:

	September 30, 2012		December 31, 2011
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Real estate
Residential	$10,395	$723	$10,632	$459
Commercial	17,771	147	17,660	1,245
Construction	484	13	994	34
Installment	7	-	-	-
Commercial	6,016	362	8,099	17
Collateral	-	-	-	-
Home equity line of credit	1,494	455	1,555	455
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,696	1	2,054	1
Total	$37,863	$1,701	$40,994	$2,211

Loans collectively evaluated for impairment:

	September 30, 2012		December 31, 2011
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Real estate
Residential	$598,401	$3,322	$494,949	$2,415
Commercial	430,878	7,620	390,466	7,510
Construction	54,479	813	45,346	556
Installment	7,365	84	10,333	92
Commercial	191,260	2,332	146,755	2,123
Collateral	2,161	-	2,348	-
Home equity line of credit	132,824	982	108,219	840
Demand	25	-	41	-
Revolving Credit	86	-	90	-
Resort	47,853	882	73,169	1,786
Total	$1,465,332	$16,035	$1,271,716	$15,322
Unallocated	-	184	-	-
Total	$1,503,195	$17,920	$1,312,710	$17,533

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at September 30, 2012 and December 31, 2011:

	September 30, 2012

									Past Due 90
	30-59 Days		60-89 Days		> 90 Days				Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate
Residential	15	$4,334	5	$977	18	$8,345	38	$13,656	$-
Commercial	2	172	-	-	2	919	4	1,091	-
Construction	-	-	-	-	1	484	1	484	-
Installment	2	43	-	-	3	84	5	127	-
Commercial	1	3	4	166	3	528	8	697	-
Collateral	11	96	-	-	-	-	11	96	-
Home equity line of credit	1	9	3	93	5	1,526	9	1,628	-
Demand	1	10	-	-	1	25	2	35	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	33	$4,667	12	$1,236	33	$11,911	78	$17,814	$-

	December 31, 2011

									Past Due 90
	30-59 Days		60-89 Days		> 90 Days				Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate
Residential	12	$2,955	4	$730	17	$7,926	33	$11,611	$-
Commercial	1	963	-	-	9	2,934	10	3,897	-
Construction	-	-	-	-	2	484	2	484	-
Installment	5	22	1	78	2	63	8	163	-
Commercial	-	-	-	-	8	802	8	802	-
Collateral	9	70	-	-	-	-	9	70	-
Home equity line of credit	3	204	-	-	6	1,555	9	1,759	-
Demand	1	16	-	-	1	25	2	41	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	31	$4,230	5	$808	45	$13,789	81	$18,827	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Nonperforming assets were:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Nonaccrual loans:
Real estate
Residential	$8,936	$9,224
Commercial	919	2,934
Construction	484	484
Installment	173	209
Commercial	988	956
Collateral	-	-
Home equity line of credit	1,715	1,669
Demand	25	25
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	13,240	15,501
Loans 90 days past due and still accruing	-	-
Real estate owned	1,246	302
Total nonperforming assets	$14,486	$15,803

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at September 30, 2012:

	September 30, 2012
						Cash-basis
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate
Residential	$2,753	$2,840	$-	$4,013	$9	$9
Commercial	4,181	4,362	-	7,692	266	255
Construction	-	-	-	530	8	8
Installment	-	-	-	4	-	-
Commercial	4,136	4,137	-	5,263	163	157
Collateral	-	-	-	-	-	-
Home equity line of credit	495	569	-	511	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	90	13	13
Total	11,565	11,908	-	18,103	459	442

Impaired loans with a valuation allowance:
Real estate
Residential	7,642	8,209	723	6,764	62	53
Commercial	13,590	13,586	147	9,979	571	570
Construction	484	730	13	242	-	-
Installment	7	7	-	2	-	-
Commercial	1,880	1,915	362	1,463	50	48
Collateral	-	-	-	-	-	-
Home equity line of credit	999	999	455	999	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,696	1,694	1	1,809	31	31
Total	26,298	27,140	1,701	21,258	714	702
Total impaired loans	$37,863	$39,048	$1,701	$39,361	$1,173	$1,144

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The recorded investment balance of TDRs approximated $30.9 million and $31.3 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $23.7 million and $23.5 million while TDRs on nonaccrual status were $7.2 million and $7.8 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At September 30, 2012 and December 31, 2011, the allowance for loan losses included specific reserves of $1.6 million and $2.0 million related to TDRs, respectively. For the nine months ended September 30, 2012 and 2011, the Bank had charge-offs totaling $271,000 and $5.0 million, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds available to borrowers in TDR status was $813,000 and $1.8 million at September 30, 2012 and December 31, 2011, respectively. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at September 30, 2012 and December 31, 2011:

	September 30, 2012
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate
Residential	3	$1,069	6	$5,274	9	$6,343
Commercial	13	16,851	-	-	13	16,851
Construction	-	-	1	484	1	484
Installment	1	7	-	-	1	7
Commercial	9	4,075	5	460	14	4,535
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,696	-	-	2	1,696
Total	28	$23,698	13	$7,217	41	$30,915

	December 31, 2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate
Residential	3	$1,075	5	$5,072	8	$6,147
Commercial	10	13,760	2	1,254	12	15,014
Construction	1	510	1	484	2	994
Installment	-	-	-	-	-	-
Commercial	10	6,116	-	-	10	6,116
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	2,054	-	-	2	2,054
Total	26	$23,515	9	$7,809	35	$31,324

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
		Recorded			Recorded
		Investment	Recorded		Investment	Recorded
	Number of	Prior to	Investment After	Number of	Prior to	Investment After
(Dollars in thousands)	Modifications	Modification	Modification (1)	Modifications	Modification	Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	-	$-	$-	2	$579	$571
Commercial	2	844	844	7	9,149	9,130
Construction	-	-	-	1	242	240
Installment	-	-	-	1	7	7
Commercial	4	1,348	1,342	9	3,221	2,924
Total	6	$2,192	$2,186	20	$13,198	$12,872

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
		Recorded			Recorded
		Investment	Recorded		Investment	Recorded
	Number of	Prior to	Investment After	Number of	Prior to	Investment After
(Dollars in thousands)	Modifications	Modification	Modification (1)	Modifications	Modification	Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	2	$3,647	$3,647	6	$5,822	$5,686
Commercial	5	7,057	7,049	5	7,057	7,049
Commercial	2	3,659	3,609	5	5,100	4,999
Total	9	$14,363	$14,305	16	$17,979	$17,734

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions for the three and nine months ended September 30, 2012 and 2011.

	For The Three Months Ended September 30, 2012
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Commercial	2	844	-	-	-	844
Commercial	4	1,342	-	-	-	1,342
Total	6	$2,186	$-	$-	$-	$2,186

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For The Three Months Ended September 30, 2011
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	2	$-	$-	$-	$3,647	$3,647
Commercial	5	3,746	-	3,303	-	7,049
Commercial	2	3,516	-	-	93	3,609
Total	9	$7,262	$-	$3,303	$3,740	$14,305

	For the Nine Months Ended September 30, 2012
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	2	$-	$114	$-	$457	$571
Commercial	7	2,598	3,301	-	3,231	9,130
Construction	1	240	-	-	-	240
Installment	1	-	7	-	-	7
Commercial	9	2,758	-	166	-	2,924
Total	20	$5,596	$3,422	$166	$3,688	$12,872

	For the Nine Months Ended September 30, 2011
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	6	$-	$124	$-	$5,562	$5,686
Commercial	5	3,746	-	3,303	-	7,049
Commercial	5	3,726	-	1,180	93	4,999
Total	16	$7,472	$124	$4,483	$5,655	$17,734

A loan is considered to be in default once it is more than 30 days past due following a modification.The following table shows loans modified as a TDR that defaulted during the three and nine months ended September 30, 2012, and within twelve months of their modification date.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment (1)	Loans	Investment (1)
Real estate
Residential	1	$1,115	1	$1,115
Commercial	3	110	3	110
Total	4	$1,225	4	$1,225

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2012 and December 31, 2011:

	September 30, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$593,044	$2,222	$10,528	$-	$605,794
Commercial	410,081	20,899	17,704	-	448,684
Construction	49,184	882	4,843	-	54,909
Installment	7,143	49	180	-	7,372
Commercial	172,450	11,485	12,584	294	196,813
Collateral	2,161	-	-	-	2,161
Home equity line of credit	131,605	744	1,965	-	134,314
Demand	-	-	25	-	25
Revolving Credit	86	-	-	-	86
Resort	42,495	5,571	1,694	-	49,760
Total Loans	$1,408,249	$41,852	$49,523	$294	$1,499,918

	December 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$490,805	$2,079	$10,477	$-	$503,361
Commercial	370,688	14,480	23,001	-	408,169
Construction	42,492	200	3,689	-	46,381
Installment	10,051	66	216	-	10,333
Commercial	135,953	3,020	15,327	-	154,300
Collateral	2,348	-	-	-	2,348
Home equity line of credit	107,421	432	1,918	-	109,771
Demand	16	-	25	-	41
Revolving Credit	90	-	-	-	90
Resort	57,093	5,885	12,385	-	75,363
Total Loans	$1,216,957	$26,162	$67,038	$-	$1,310,157

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, directors and other related parties.  These related party loans totaled $717,000 and $561,000 at September 30, 2012 and December 31, 2011, respectively.  All related party loans were performing according to their credit terms.

5.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at September 30, 2012 and December 31, 2011.  The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million, which was undrawn at September 30, 2012 and December 31, 2011.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2013.  The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at September 30, 2012 and December 31, 2011.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $78.9 million and $84.6 million on an overnight basis at September 30, 2012 and December 31, 2011, respectively, and was undrawn as of September 30, 2012 and December 31, 2011. The funding arrangement was collateralized by $123.6 million and $119.4 million in pledged commercial real estate loans as of September 30, 2012 and December 31, 2011, respectively.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $125.2 million and $63.0 million at September 30, 2012 and December 31, 2011, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $587.0 million and $486.3 million at September 30, 2012 and December 31, 2011, respectively. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $25.0 million and cash of $451,000.  Outstanding borrowings totaled $21.0 million at September 30, 2012 and December 31, 2011.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $66.1 million and $64.5 million at September 30, 2012 and December 31, 2011, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $72.3 million and $79.2 million as of September 30, 2012 and December 31, 2011, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6.	Deposits

Deposits consisted of the following:

	September 30,	December 31,
	2012	2011
	Amount	Amount
(Dollars in thousands)
Noninterest-bearing demand deposits	$221,464	$195,625
Interest-bearing
NOW accounts	220,490	189,577
Money market	285,540	247,693
Savings accounts	171,516	157,913
Time deposits	358,977	385,874
Total deposits	$1,257,987	$1,176,682

We had no brokered deposits as of September 30, 2012 and December 31, 2011; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.

7.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
(Dollars in thousands)
Service cost	$125	$173	$16	$15
Interest cost	271	265	35	34
Expected return on plan assets	(259)	(270)	-	-
Amortization:
Loss	169	96	-	-
Transition obligation	-	-	-	-
Prior service cost	(31)	(32)	(12)	(12)
Net periodic benefit cost	$275	$232	$39	$37

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Dollars in thousands)
Service cost	$375	$517	$46	$45
Interest cost	815	793	103	102
Expected return on plan assets	(777)	(808)	-	-
Amortization:
Loss	507	292	-	-
Transition obligation	-	-	-	-
Prior service cost	(94)	(94)	(36)	(36)
Net periodic benefit cost	$826	$700	$113	$111

The Company contributed a total of $1.0 million to the qualified defined benefit plan for the nine months ended September 30, 2012.  Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2012 will be equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At September 30, 2012, the loan had an outstanding balance of $15.7 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense for the three and nine months ended September 30, 2012 was $316,000 and $935,000, respectively.  The ESOP compensation expense for the three and nine months ended September 30, 2011 was $522,000 and $533,000, respectively.

Shares held by the ESOP include the following as of September 30, 2012:

Allocated	95,361
Committed to be released	71,391
Unallocated	1,263,664
1,430,416

            The fair value of unallocated ESOP shares was $17.1 million at September 30, 2012.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

8.	Stock Incentive Plan

In August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (the “Plan”). The Plan provides for a total of 2,503,228 shares of common stock for issuance upon the grant or exercise of awards. The Plan allowed for the granting of 1,788,020 non-qualified stock options and 715,208 shares of restricted stock.

On September 5, 2012, certain officers, employees and outside directors were granted in aggregate 1,698,157 non-qualified stock options and 715,208 shares of restricted stock. In accordance with generally accepted accounting principles for Share-Based Payments, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.  Stock options granted vested 20% immediately and will vest 20% at each annual anniversary of the grant date through 2016 and expire ten years after grant date. The Company recognizes compensation expense for the fair values of these awards, which vest on a straight-line basis over the requisite service period of the awards.  Restricted shares granted vested 20% immediately and will vest 20% at each annual anniversary of the grant date through 2016.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations.  For the nine months ended September 30, 2012, the Company recorded $3.3 million of share-based compensation expense, respectively, comprised of $1.3 million of stock option expense and $2.0 million of restricted stock expense.  Expected future compensation expense relating to the 1,358,527 non-vested options outstanding as of September 30, 2012, is $4.7 million over the remaining vesting period of 3.93 years. Expected future compensation expense relating to the 572,167 non-vested restricted shares at September 30, 2012, is $7.3 million over the remaining vesting period of 3.93 years.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

For share-based compensation recognized for the nine months ended September 30, 2012, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

September 30, 2012
Weighted per share average fair value of options granted	$3.50
Assumptions:
Risk-free interest rate	0.82%
Expected volatility	33.69%
Expected dividend yield	1.78%
Expected life of options granted	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine months ended September 30, 2012.

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Stock Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2011	-	$-
Granted	1,698,157	12.95
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2012	1,698,157	$12.95	9.94	$951

Exercisable at September 30, 2012	339,630

The following is a summary of the status of the Company’s restricted stock for the nine months ended September 30, 2012.

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at December 31, 2011	-	$-
Granted	715,208	12.95
Vested	(143,041)	12.95
Forfeited	-	-
Unvested at September 30, 2012	572,167	$12.95

9.	Derivative Financial Instruments

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC Bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of September 30, 2012, the Company maintained a cash balance of $9.6 million with PNC Bank and pledged a mortgage backed security with a fair value of $55,000 to collateralize our position. The Company’s agreement with PNC Bank will require PNC Bank to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of September 30, 2012, the Company’s agreement would require PNC Bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of September 30, 2012.

The Company has established a derivatives policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as well as identifies internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts, and limits to single dealer counterparties).

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The interest rate swap derivatives executed with our customers and our counterparty, PNC Bank, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated statements of condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			September 30, 2012			December 31, 2011
	Consolidated			Estimated			Estimated
	Balance Sheet	# of	Notional	Fair	# of	Notional	Fair
	Location	Instruments	Amount	Values	Instruments	Amount	Values
(Dollars in thousands)

Commercial loan customer
interest rate swap position	Other Assets	36	$110,020	$9,094	28	$83,897	$6,812

Counterparty interest
rate swap position	Other Liabilities	36	110,020	(9,094)	28	83,897	(6,812)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	For The Three Months Ended September 30,
	2012			2011

		MTM (Loss)			MTM (Loss)
	Interest Income	Gain Recorded		Interest Income	Gain Recorded
	Recorded in	in Noninterest		Recorded in	in Noninterest
	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$642	$-	$642	$525	$-	$525

Counterparty interest rate swap position	(642)	-	(642)	(525)	-	(525)
Total	$-	$-	$-	$-	$-	$-

	For The Nine Months Ended September 30,
	2012			2011

		MTM (Loss)			MTM (Loss)
	Interest Income	Gain Recorded		Interest Income	Gain Recorded
	Recorded in	in Noninterest		Recorded in	in Noninterest
	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$1,763	$-	$1,763	$1,601	$-	$1,601

Counterparty interest rate swap position	(1,763)	-	(1,763)	(1,601)	-	(1,601)
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2012, the notional amount of outstanding rate locks totaled approximately $16.9 million and the notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $17.2 million.  Forward sales, which include mandatory forward commitments, notional amount totaled approximately $14.1 million at September 30, 2012, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

10.          Financial Instruments with Off-Balance Sheet Risk

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

	September 30,	December 31,
	2012	2011
(Dollars in thousands)
Approved loan commitments	$73,278	$21,483
Unadvanced portion of construction loans	67,103	23,268
Unadvanced portion of resort loans	3,873	4,950
Unused lines for home equity loans	137,155	106,430
Unused revolving lines of credit	379	365
Unused commercial letters of credit	8,773	9,925
Unused commercial lines of credit	125,384	100,585
	$415,945	$267,006

Financial instruments with off-balance sheet risk had a valuation allowance of $339,000 and $270,000 as of September 30, 2012 and December 31, 2011, respectively.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2012 and December 31, 2011, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

11.          Fair Value Measurements

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the nine months ended September 30, 2012 or during the year ended December 31, 2011.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2012

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$91,981	$91,981	$-	$-
U.S. Government agency obligations	12,013	-	12,013	-
Government sponsored residential mortgage-backed securities	12,926	-	12,926	-
Corporate debt securities	3,156	-	3,156	-
Preferred equity securities	1,803	-	1,803	-
Marketable equity securities	382	142	240	-
Mutual funds	3,593	-	3,593	-
Securities available-for-sale	125,854	92,123	33,731	-
Interest rate swap derivative	9,094	-	9,094	-
Derivative loan commitments	322	-	-	322
Total	$135,270	$92,123	$42,825	$322

Liabilities
Interest rate swap derivative	$9,094	$-	$9,094	$-
Forward loan sales commitments	189	-	-	189
Total	$9,283	$-	$9,094	$189

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2011

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$80,999	$80,999	$-	$-
U.S. Government agency obligations	27,006	-	27,006	-
Government sponsored residential mortgage-backed securities	20,545	-	20,545	-
Corporate debt securities	1,175	-	1,175	-
Trust preferred debt securities	42	-	-	42
Preferred equity securities	1,573	-	1,573	-
Marketable equity securities	366	126	240	-
Mutual funds	3,464	-	3,464	-
Securities available-for-sale	135,170	81,125	54,003	42
Interest rate swap derivative	6,812	-	6,812	-
Total	$141,982	$81,125	$60,815	$42

Liabilities
Interest rate swap derivative	$6,812	$-	$6,812	$-
Forward loan sales commitments	5	-	-	5
Derivative loan commitments	39	-	-	39
Total	$6,856	$-	$6,812	$44

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

			Derivative and Forward Loan
	Securities Available for Sale		Sales Commitments, Net
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

(Dollars in thousands)
Balance, at beginning of period	$37	$44	$124	$21
Paydowns	(37)	(2)	-	-
Total gains - (realized/unrealized):
Included in earnings	-	-	9	53
Balance, at the end of period	$-	$42	$133	$74

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

			Derivative and Forward Loan
	Securities Available for Sale		Sales Commitments, Net
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

(Dollars in thousands)
Balance, at beginning of period	$42	$44	$(44)	$-
Paydowns	(42)	(2)	-	-
Total gains - (realized/unrealized):
Included in earnings	-	-	177	74
Balance, at the end of period	$-	$42	$133	$74

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available for Sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations and, marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. Level 3 securities include trust preferred debt securities at December 31, 2011.  Therefore, management obtained a price by using a discounted cash flows analysis and a market bid indication.

The Company utilizes a third party, nationally-recognized pricing service (“pricing service”); subject to review by management, to estimate fair value measurements for almost 100% of its investment securities portfolio.  The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things.  The fair value prices on all investment securities are reviewed for reasonableness by management.  Also, management assessed the valuation techniques used by the pricing service based on a review of their pricing methodology to ensure proper hierarchy classifications.

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$785
Loans held for sale	-	4,569	-
Impaired loans	-	-	36,162
Other real estate owned	-	-	1,246

	December 31, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$594
Loans held for sale	-	1,039	-
Impaired loans	-	-	38,783
Other real estate owned	-	-	302

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

Impaired Loans: Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions. Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at September 30, 2012 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans. When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2012:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs

Mortgage servicing rights	$785	Discounted cash flows	Prepayment speed	6.5% - 8.7%
			Discount rate	23.0% - 30.7%

Impaired loans	$36,162	Appraisals	Discount for dated appraisal	0% - 20%
			Discount for costs to sell	8% - 15%

Other real estate owned	$1,246	Appraisals	Discount for costs to sell	8% - 10%

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

Investment in Federal Home Loan Bank of Boston ("FHLBB") stock: FHLBB stock does not have a readily determinable fair value which is assumed to have a fair value equal to its carrying value.  Ownership of FHLBB stock is restricted to the FHLBB, and can only be purchased and redeemed at par value.

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

Derivative Loan Commitments: The fair values of derivative loan commitments are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close. This factor, the closing ratio, is derived from the Company’s internal data and is adjusted using significant management judgment

Forward Loan Sale Commitments: Forward loan sale commitments are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		September 30, 2012		December 31, 2011
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$3,007	$3,007	$3,216	$3,216
Securities available-for-sale	See previous table	125,854	125,854	135,170	135,170
Loans	Level 3	1,499,918	1,530,940	1,310,157	1,333,262

Financial liabilities
Deposits
Noninterest-bearing demand deposits	Level 1	221,464	221,464	195,625	195,625
NOW accounts	Level 1	220,490	220,490	189,577	189,577
Money market	Level 1	285,540	285,540	247,693	247,693
Savings accounts	Level 1	171,516	171,516	157,913	157,913
Time deposits	Level 2	358,977	361,924	385,874	389,857
Federal Home Loan Bank of Boston advances	Level 2	125,200	127,671	63,000	65,812
Repurchase agreement borrowings	Level 2	21,000	22,970	21,000	22,963
Repurchase liabilities	Level 2	66,096	66,098	64,466	64,466

On-balance sheet derivative
financial instruments
Forward loan sales commitments:
Liabilities	Level 3	189	189	5	5
Interest rate swap derivative:
Assets	Level 2	9,094	9,094	6,812	6,812
Liabilities	Level 2	9,094	9,094	6,812	6,812
Derivative loan commitments:
Assets	Level 3	322	322	-	-
Liabilities	Level 3	-	-	39	39

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

12.	Regulatory Matters

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and the Bank to maintain certain minimum ratios, as set forth below. At September 30, 2012 and December 31, 2011, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table presents the actual capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At September 30, 2012 -
Total Capital (to Risk Weighted Assets)	$199,871	14.49%	$110,350	8.00%	$137,937	10.00%
Tier I Capital (to Risk Weighted Assets)	182,622	13.24	55,173	4.00	82,759	6.00
Tier I Capital (to Average Assets)	182,622	10.53	69,372	4.00	86,715	5.00
At December 31, 2011 -
Total Capital (to Risk Weighted Assets)	$196,763	16.20%	$97,167	8.00%	$121,459	10.00%
Tier I Capital (to Risk Weighted Assets)	181,550	14.95	48,575	4.00	72,863	6.00
Tier I Capital (to Average Assets)	181,550	10.97	66,199	4.00	82,748	5.00

First Connecticut Bancorp, Inc.:
At September 30, 2012 -
Total Capital (to Risk Weighted Assets)	$264,565	19.15%	$110,523	8.00%	$138,154	10.00%
Tier I Capital (to Risk Weighted Assets)	247,283	17.90	55,259	4.00	82,888	6.00
Tier I Capital (to Average Assets)	247,283	14.24	69,462	4.00	86,827	5.00
At December 31, 2011 -
Total Capital (to Risk Weighted Assets)	$272,365	22.38%	$97,360	8.00%	$121,700	10.00%
Tier I Capital (to Risk Weighted Assets)	257,152	21.13	48,680	4.00	73,020	6.00
Tier I Capital (to Average Assets)	257,152	15.51	66,319	4.00	82,899	5.00

13.	Legal Actions

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

●
The increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators.

●	Changes to the amount and timing of proposed common stock repurchases.

●	We may not manage the risks involved in the foregoing as well as anticipated.

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

General

Established in 1851, Farmington Bank is a full-service, community bank with 19 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut. Farmington Bank opened its 19th full service branch in South Windsor, Connecticut in November 2012 and expects to open its 20th full service branch in Newington, CT in early 2013. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across central Connecticut.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the nine months ended September 30, 2012.

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

Resort – Loans in this segment include direct receivable loans, loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 97% of the resort portfolio at September 30, 2012, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2012 and December 31, 2011, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

Stock Incentive Plan: During August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company adopted ASC 718, Compensation – Stock Compensation, and has recorded stock-based employee compensation cost using the fair value method. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	0.82%
Expected volatility	33.69%
Expected dividend yield	1.78%
Expected life of options granted	6.0 years

Earnings Per Share: Basic net earnings (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed in a manner similar to basic net earnings (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Unvested restricted stock are participating securities and are considered outstanding and included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share since the shares participate in dividends and the right to dividends are non-forfeitable.  Losses are not allocated to participating securities since there is not a contractual obligation to participate in the net loss.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings (loss) per common share.

    Comparison of Financial Condition at September 30, 2012 and December 31, 2011

    Total assets increased $138.5 million or 8.6%, to $1.8 billion at September 30, 2012, from $1.6 billion at December 31, 2011, primarily due to a $190.1 million increase in loans, a $7.0 million increase in bank-owned life insurance and a $5.8 million increase in prepaid expenses and other assets, offset by a $57.3 million decrease in cash and cash equivalents and a $9.5 million decrease in securities. Cash and cash equivalents decreased $57.3 million to $33.0 million at September 30, 2012 compared to $90.3 million at December 31, 2011 primarily as a result of a $190.1 million increase in loans offset by an $81.3 million increase in deposits and a $62.2 million increase in Federal Home Loan Bank of Boston advances.

    Our investment portfolio totaled $128.9 million or 7.3% of total assets and $138.4 million or 8.6% of total assets at September 30, 2012 and December 31, 2011, respectively. Available-for-sale investment securities totaled $125.9 million at September 30, 2012 compared to $135.2 million at December 31, 2011, a decrease of $9.3 million primarily due to lower collateral requirements for our municipal deposits and commercial repurchase agreements. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal deposit and commercial repurchase agreement collateral requirements and to minimize interest rate risk during the sustained low interest rate environment.

    The net unrealized gains on securities available-for-sale, on a pre-tax basis, decreased by $17,000 to $968,000 at September 30, 2012. As of September 30, 2012 and December 31, 2011, our available-for-sale investment securities portfolio gross unrealized losses equaled $324,000 and $663,000, respectively, of which $319,000 and $632,000, were from securities that had been in a loss position of twelve months or more. Management does not believe any portion of the unrealized loss represents an other-than-temporary impairment.

    Net loans increased $190.1 million or 14.7% at September 30, 2012 to $1.5 billion compared to $1.3 billion at December 31, 2011 due to our continued focus on residential and commercial lending. Our residential and commercial portfolios increased $218.5 million, offset by a $25.6 million decrease in resort loans as we are gradually exiting the resort financing market. At September 30, 2012 and December 31, 2011, respectively, the loan portfolio consisted of $605.8 million and $503.4 million in residential real estate loans, $448.7 million and $408.2 million in commercial real estate loans, $54.9 million and $46.4 million in construction loans, $196.8 million and $154.3 million in commercial loans, $134.3 million and $109.8 million in home equity lines of credit loans, $49.8 million and $75.4 million in resort loans and $9.6 million and $12.8 million in installment, collateral, demand and revolving credit loans.

    The allowance for loan losses increased $387,000 to $17.9 million at September 30, 2012 compared to $17.5 million at December 31, 2011. Impaired loans decreased $3.1 million to $37.9 million as of September 30, 2012 from $41.0 million as of December 31, 2011. Non-performing loans decreased to $13.2 million at September 30, 2012 from $15.5 million at December 31, 2011. At September 30, 2012, the allowance for loan losses represented 1.19% of total loans and 135.35% of non-performing loans, compared to 1.34% of total loans and 113.11% of non-performing loans as of December 31, 2011. Net charge-offs for the nine months ended September 30, 2012 were $678,000 or 0.07% of average loans outstanding (annualized), compared to net charge-offs for the same period in the prior year of $5.5 million or 0.63% of average loans outstanding (annualized). Loan delinquencies 30 days and greater decreased $1.0 million at September 30, 2012 to $17.8 million compared to $18.8 million at December 31, 2011. Past due loans are primarily in our residential portfolio and are due to weak economic conditions leading to stress on cash flows of our borrowers.

    Bank-owned life insurance increased $7.0 million to $37.3 million at September 30, 2012 from $30.4 million at December 31, 2011 primarily due to the purchase of an additional $6.0 million in bank-owned life insurance.

    Prepaid expenses and other assets increased $5.8 million to $21.2 million at September 30, 2012 compared to $15.4 million at December 31, 2011 primarily due to a $2.9 million receivable related to the sale of our non-strategic properties and $2.3 million increase in interest rate swap derivative receivables.

    Deposits increased $81.3 million or 6.9% to $1.3 billion at September 30, 2012 compared to December 31, 2011. Interest-bearing deposits grew $55.5 million to $1.0 billion and noninterest-bearing demand deposits totaled $221.5 million at September 30, 2012, an increase of $25.8 million or 13.2% from December 31, 2011. Excluding municipal deposits, deposits increased $58.1 million compared to December 31, 2011, with the majority coming from small business accounts, savings accounts and accounts related to the opening of our 18th branch in Bloomfield, Connecticut in May 2012. Municipal deposits were $143.4 million and $120.2 million at September 30, 2012 and December 31, 2011, respectively.

    Federal Home Loan Bank of Boston advances increased $62.2 million to $125.2 million at September 30, 2012 compared to $63.0 million at December 31, 2011 as new advances were secured to fund loan growth.

    Stockholders’ equity decreased $9.8 million to $242.2 million at September 30, 2012 compared to $252.0 million at December 31, 2011 primarily due to $5.4 million of common stock purchased by the Employee Stock Ownership Plan (“ESOP”), cash dividends totaling $1.6 million paid to our stockholders and $1.2 million in treasury stock.  On July 2, 2012, we received regulatory approval to repurchase up to 1,788,020 shares, or 10% of our current outstanding common stock. As of September 30, 2012 we repurchased 577,322 shares at a cost of $7.6 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

    Summary of Operating Results for the Three Months Ended September 30, 2012 and 2011

    The following discussion provides a summary and comparison of our operating results for the three months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Net interest income	$13,387	$11,987	$1,400	11.7%
Provision for loan losses	215	300	(85)	(28.3)
Noninterest income	2,145	1,728	417	24.1
Noninterest expense	16,905	11,945	4,960	41.5
(Loss) income before taxes	(1,588)	1,470	(3,058)	(208.0)
Income tax (benefit) expense	(519)	427	(946)	(221.5)
Net (loss) income	$(1,069)	$1,043	$(2,112)	(202.5)%

    Net loss totaled $1.1 million for the quarter ended September 30, 2012, a decrease of $2.1 million compared to a net income of $1.0 million for the quarter end September 30, 2011. The decrease in net income resulted from an increase in noninterest expense related to the issuance of restricted shares and stock options as part of our 2012 Stock Incentive Plan (the “Plan”) and a loss recognized on the sale of non-strategic properties, offset by an increase in net interest income and noninterest income. On a non-GAAP measure, excluding stock compensation expense related to the Plan of $3.3 million and the loss on the sale of non-strategic properties of $394,000, net income would have been $1.5 million, an increase of $434,000 or 41.6% compared to the quarter ended September 30, 2012. Improved results were primarily due to an increase in net interest income and noninterest income.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

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

    Interest and Dividend Income: For the quarter ended September 30, 2012, interest and dividend income increased $1.1 million or 7.6%, to $15.8 million from $14.7 million for the quarter ended September 30, 2011, driven by loan growth. The yield on average interest-earning assets increased 21 basis points to 3.86% for the quarter ended September 30, 2012 from 3.65% for the quarter ended September 30, 2011 due to total average loans increasing $267.4 million or 22.4% to $1.5 billion and federal funds decreasing $243.4 million or 96.0% to $10.3 million compared to the quarter ended September 30, 2011.

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

	Three Months Ended September 30,
	2012			2011

	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,460,686	$15,387	4.18%	$1,193,273	$14,104	4.74%
Securities	141,607	380	1.06%	155,241	405	1.05%
Federal Home Loan Bank of Boston stock	7,671	10	0.52%	7,449	6	0.32%
Federal funds and other earning assets	10,317	3	0.12%	253,677	144	0.23%
Total interest-earning assets	1,620,281	15,780	3.86%	1,609,640	14,659	3.65%
Noninterest-earning assets	115,860			64,673
Total assets	$1,736,141			$1,674,313

Interest-bearing liabilities:
NOW accounts	$207,763	$100	0.19%	$289,658	$155	0.21%
Money market	280,572	498	0.70%	217,295	528	0.97%
Savings accounts	172,494	67	0.15%	148,380	60	0.16%
Certificates of deposit	361,648	979	1.07%	415,279	1,143	1.10%
Total interest-bearing deposits	1,022,477	1,644	0.64%	1,070,612	1,886	0.71%

Advances from the Federal Home Loan Bank	112,850	499	1.75%	66,207	519	3.14%
Repurchase agreement borrowings	21,000	179	3.38%	21,000	182	3.48%
Repurchase liabilities	73,268	71	0.38%	72,471	85	0.47%
Total interest-bearing liabilities	1,229,595	2,393	0.77%	1,230,290	2,672	0.87%
Noninterest-bearing deposits	216,205			152,092
Other noninterest-bearing liabilities	43,965			30,774
Total liabilities	1,489,765			1,413,156
Stockholders’ equity	246,376			261,157
Total liabilities and stockholders’ equity	$1,736,141			$1,674,313

Net interest income		$13,387			$11,987
Net interest rate spread (1)			3.09%			2.78%
Net interest-earning assets (2)	$390,686			$379,350
Net interest margin (3)			3.28%			2.99%
Average interest-earning assets
to average interest-bearing liabilities		131.77%			130.83%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Loans, net	$2,716	$(1,433)	$1,283
Investment securities	(25)	-	(25)
Federal Home Loan Bank of Boston stock	-	4	4
Federal funds and other interest-earning assets	(93)	(48)	(141)
Total interest-earning assets	2,598	(1,477)	1,121

Interest-bearing liabilities:
NOW accounts	(35)	(20)	(55)
Money market	(1,336)	1,306	(30)
Savings accounts	7	-	7
Certificates of deposit	(140)	(24)	(164)
Total interest-bearing deposits	(1,504)	1,262	(242)
Advances from the Federal Home Loan Bank	(52)	32	(20)
Repurchase agreement borrowings	-	(3)	(3)
Repurchase liabilities	1	(15)	(14)
Total interest-bearing liabilities	(1,555)	1,276	(279)

Increase (decrease) in net interest income	$4,153	$(2,753)	$1,400

    Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $13.4 million for the quarter ended September 30, 2012, compared to $12.0 million for the quarter ended September 30, 2011. The $1.4 million or 11.7%, increase in net interest income was primarily due to a $1.3 million or 9.1%, increase in interest and fees on loans, a $279,000 or 10.4% decrease in interest expense offset by a decrease of $141,000 or 97.9% in interest and dividends on other interest earning assets. The yield on average interest-earning assets increased 21 basis points to 3.86% for the quarter ended September 30, 2012 from 3.65% for the quarter ended September 30, 2011 due to total average loans increasing $267.4 million or 22.4% to $1.5 billion and federal funds decreasing $243.4 million or 96.0% to $10.3 million compared to the quarter ended September 30, 2011. The yield on average interest-earning liabilities decreased 10 basis points to 0.77% for the quarter ended September 30, 2012 reflecting lower funding costs. Our net interest rate spread increased 31 basis points to 3.09% during the quarter ended September 30, 2012 from 2.78% for the quarter ended September 30, 2011. Net interest margin increased 29 basis points to 3.28% for the quarter ended September 30, 2012 compared to 2.99% for the quarter ended September 30, 2011.

    Interest Expense: Interest expense for the quarter ended September 30, 2012 decreased $279,000 or 10.4% to $2.4 million from $2.7 million for the same period in the prior year as our total average interest-bearing liabilities remained relatively unchanged at $1.2 billion with a 10 basis points or 10.4% decline to 77 basis points in the total average cost of interest-bearing liabilities for the quarter ended September 30, 2012 compared to 87 basis points for the quarter ended September 30, 2011 reflecting lower funding costs.

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

    Provision for loan losses was $215,000 for the quarter ended September 30, 2012 compared to $300,000 for the quarter ended September 30, 2011. The decrease in the provision was primarily due to positive credit migration of the loan portfolio and $8.1 million in payoffs of loans rated special mention in the resort portfolio during the quarter. The provision recorded was based upon management’s analysis of the allowance for loan losses as of September 30, 2012.

    At September 30, 2012, the allowance for loan losses totaled $17.9 million, or 1.19% of total loans and 135.35% of non-performing loans, compared to an allowance for loan losses of $17.5 million, which represented 1.34% of total loans and 113.11% of non-performing loans at December 31, 2011.

    Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities, if any, are also included in noninterest income.

    The following table summarizes noninterest income for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$950	$852	$98	11.5%
Net gain on sale of investments	-	89	(89)	(100.0)
Net gain on loans sold	687	284	403	141.9
Brokerage and insurance fee income	34	30	4	13.3
Bank owned life insurance income	326	177	149	84.2
Other	148	296	(148)	(50.0)
Total noninterest income	$2,145	$1,728	$417	24.1%

    Non-interest income totaled $2.1 million for the third quarter of 2012, an increase of $417,000, or 24.1%, as compared to the third quarter of 2011. Gain on sale of fixed-rate residential mortgage loans increased $403,000 or 141.9% to $687,000 compared to $284,000 for the quarter ended September 30, 2011 due to an increase in our secondary market residential lending program. Bank owned life insurance income increased $149,000 reflecting the purchase of additional insurance within the past twelve months offset by a decrease in other noninterest income of $148,000.

    Noninterest Expense: The following table summarizes noninterest expense for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$10,243	$7,065	$3,178	45.0%
Occupancy expense	1,108	1,129	(21)	(1.9)
Furniture and equipment expense	1,120	1,038	82	7.9
FDIC assessment	255	56	199	355.4
Marketing	509	505	4	0.8
Other operating expenses	3,670	2,152	1,518	70.5
Total noninterest expense	$16,905	$11,945	$4,960	41.5%

    Noninterest expense, on a non-GAAP measure, excluding $3.3 million stock compensation expense related to the Plan and $394,000 loss on the sale of non-strategic properties, would have been $13.3 million for the quarter ended September 30, 2012, an increase of $1.3 million compared to $11.9 million for the quarter ended September 30, 2011. Salaries and employee benefits increased $3.2 million or 45.0% to $10.2 million compared to $7.1 million for the quarter ended September 30, 2011. The increase was due to $2.3 million of employees’ stock compensation expense incurred related to the Plan, supporting our branch growth and providing the resources to sustain our strategic growth. FDIC assessment increased $199,000 to $255,000 due to change in FDIC assessment calculation methodology. Other operating expenses increased $1.5 million or 70.5% to $3.7 million compared to $2.2 million for the quarter ended September 30, 2011. The increase was primarily due to director’s stock compensation expense totaling $977,000 related to the Plan and a $394,000 loss on the sale of non-strategic properties.

    Income Tax Provision: Income taxes decreased $946,000 resulting in a tax benefit of $519,000 for the quarter ended September 30, 2012 compared to a tax expense of $427,000 for the quarter ended September 30, 2011.

    Summary of Operating Results for the Nine Months Ended September 30, 2012 and 2011

    The following discussion provides a summary and comparison of our operating results for the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Net interest income	$39,140	$35,852	$3,288	9.2%
Provision for loan losses	1,065	900	165	18.3
Noninterest income	5,436	4,438	998	22.5
Noninterest expense	42,667	43,533	(866)	(2.0)
Income (loss) before taxes	844	(4,143)	4,987	(120.4)
Income tax expense (benefit)	91	(1,557)	1,648	(105.8)
Net income (loss)	$753	$(2,586)	$3,339	(129.1)%

    Net income totaled $753,000 for the nine months ended September 30, 2012, an increase of $3.3 million compared to a net loss of $2.6 million for the nine months ended September 30, 2011. Improved results were primarily due to an increase in net interest income and noninterest income and a decrease in noninterest expense. On a non-GAAP measure, excluding stock compensation expense related to awards made under the 2012 Stock Incentive Plan (the “Plan”) of $3.3 million and a loss on the sale of non-strategic properties of $394,000, net income would have been $3.3 million, an increase of $800,000 compared to $2.5 million for the nine months ended September 30, 2011, excluding the $6.9 million foundation contribution, the $851,000 incurred to complete the phase out the Phantom Stock Plan and the related tax benefit of $2.6 million.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

   Interest and Dividend Income: For the nine months ended September 30, 2012, interest and dividend income increased $2.3 million, or 5.2%, to $46.4 million from $44.1 million for the same period in the prior year. Our average interest-earning assets for the nine months ended September 30, 2012, grew by $95.5 million, or 6.5%, to $1.6 billion from $1.5 billion for the same period last year due reflecting growth in our loan portfolio, while the yield on average interest-earning assets decreased 6 basis points to 3.95% from 4.01%. Interest income on loans receivable increased $2.7 million, or 6.4%, to $45.1 million for the nine months ended September 30, 2012 from $42.4 million for the same period in the prior year due to an increase of $203.5 million, or 17.3%, in the average balance of loans receivable, partially offset by a 46 basis point decline in the weighted average yield to 4.36%. A combined decrease of $108.0 million in the average balance of securities and federal funds for the nine months ended September 30, 2012 compared to the same period last year and a combined 15 basis point decline in the yield resulted in a $455,000 reduction in the interest and dividends on investments.

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

	Nine Months Ended September 30,
	2012			2011

	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,379,256	$45,127	4.36%	$1,175,749	$42,395	4.82%
Securities	135,183	1,135	1.12%	153,127	1,434	1.25%
Federal Home Loan Bank of Boston stock	7,393	28	0.50%	7,449	16	0.29%
Federal funds and other earning assets	41,579	63	0.20%	131,640	219	0.22%
Total interest-earning assets	1,563,411	46,353	3.95%	1,467,965	44,064	4.01%
Noninterest-earning assets	116,571			81,552
Total assets	$1,679,982			$1,549,517

Interest-bearing liabilities:
NOW accounts	$205,776	$272	0.18%	$258,593	$516	0.27%
Money market	271,051	1,530	0.75%	200,673	1,483	0.99%
Savings accounts	169,491	192	0.15%	147,443	205	0.19%
Certificates of deposit	370,514	3,048	1.10%	426,118	3,588	1.13%
Total interest-bearing deposits	1,016,832	5,042	0.66%	1,032,827	5,792	0.75%

Advances from the Federal Home Loan Bank	79,708	1,442	2.41%	67,430	1,575	3.12%
Repurchase agreement borrowings	21,000	540	3.43%	21,000	540	3.44%
Repurchase liabilities	64,864	189	0.39%	72,688	305	0.56%
Total interest-bearing liabilities	1,182,404	7,213	0.81%	1,193,945	8,212	0.92%
Noninterest-bearing deposits	207,456			172,905
Other noninterest-bearing liabilities	40,404			28,750
Total liabilities	1,430,264			1,395,600
Stockholders’ equity	249,718			153,917
Total liabilities and stockholders’ equity	$1,679,982			$1,549,517

Net interest income		$39,140			$35,852
Net interest rate spread (1)			3.14%			3.09%
Net interest-earning assets (2)	$381,007			$274,020
Net interest margin (3)			3.33%			3.27%
Average interest-earning assets
to average interest-bearing liabilities		132.22%			122.95%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2012 Compared
	to Nine Months Ended September 30, 2011
			Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, net	$6,085	$(3,353)	$2,732
Investment securities	(149)	(150)	(299)
Federal Home Loan Bank of Boston stock	-	12	12
Federal funds and other interest-earning assets	(137)	(19)	(156)
Total interest-earning assets	5,799	(3,510)	2,289

Interest-bearing liabilities:
NOW accounts	(101)	(143)	(244)
Money market	167	(120)	47
Savings accounts	9	(22)	(13)
Certificates of deposit	(466)	(74)	(540)
Total interest-bearing deposits	(391)	(359)	(750)
Advances from the Federal Home Loan Bank	437	(570)	(133)
Repurchase agreement borrowings	-	-	-
Repurchase liabilities	(35)	(81)	(116)
Total interest-bearing liabilities	11	(1,010)	(999)

Increase (decrease) in net interest income	$5,788	$(2,500)	$3,288

    Net Interest Income:  Net interest income before the provision for loan losses was $39.1 million for the nine months ended September 30, 2012, compared to $35.9 million for the same period in 2011. The $3.3 million, or 9.2%, increase in net interest income was primarily due to a $2.7 million, or 6.4%, increase in interest and fees on loans, a $999,000 or 12.2% decrease in interest expense offset by a decrease of $443,000 or 26.5% in interest and dividends on investments.  Average interest-earning assets increased by $95.4 million, or 6.5%, to $1.6 billion for the nine months ended September 30, 2012 when compared to the same period in the prior year. Average interest-bearing liabilities remained stable at $1.2 billion at September 30, 2012 and 2011.   Our net interest rate spread increased 5 basis points to 3.14% during the nine months ended September 30, 2012 from 3.09% for the same period in 2011.  Net interest margin increased 6 basis points to 3.33% for the nine months ended September 30, 2012 compared to 3.27% for the same period in 2011.

    Interest Expense: Interest expense for the nine months ended September 30, 2012 decreased $999,000 or 12.2% to $7.2 million from $8.2 million for the same period in the prior year as our total average interest-bearing liabilities remained relatively unchanged at $1.2 billion offset by an 11 basis points decline to 81 basis points in the total average cost of interest-bearing liabilities for the nine months ended September 30, 2012 compared to 92 basis points for the same period in 2011 reflecting lower funding costs.

    Provision for Loan Losses:  Management recorded a provision for loan losses of $1,065,000 for the nine months ended September 30, 2012 which is an increase of $165,000 from the provision of $900,000 recorded during the same period last year.  The increase in the provision was in part due to growth in our residential and commercial loan portfolio.  The provision recorded was based upon management’s analysis of the allowance for loan losses as of September 30, 2012.

    Noninterest Income:

    The following table summarizes noninterest income for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$2,666	$2,499	$167	6.7%
Net gain on sale of investments	-	89	(89)	(100.0)
Net gain on loans sold	1,216	629	587	93.3
Brokerage and insurance fee income	91	164	(73)	(44.5)
Bank owned life insurance income	966	525	441	84.0
Other	497	532	(35)	(6.6)
Total noninterest income	$5,436	$4,438	$998	22.5%

    Non-interest income totaled $5.4 million for the nine months ended September 30, 2012, an increase of $998,000, or 22.5%, as compared to the $4.4 million for the nine months ended September 30, 2011.  Gain on sale of fixed-rate residential mortgage loans increased $587,000 or 93.3% to $1.2 million compared to $629,000 for the nine months ended September 30, 2012 due to an increase in our secondary market residential lending program.  Bank owned life insurance income increased $441,000 reflecting the purchase of additional insurance within the past twelve months.

    Noninterest Expense: The following table summarizes noninterest expense for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$25,286	$21,106	$4,180	19.8%
Occupancy expense	3,396	3,460	(64)	(1.8)
Furniture and equipment expense	3,331	3,003	328	10.9
FDIC assessment	828	1,126	(298)	(26.5)
Marketing	1,868	1,636	232	14.2
Contribution to Farmington Bank
Community Foundation, Inc.	-	6,877	(6,877)	(100.0)
Other operating expenses	7,958	6,325	1,633	25.8
Total noninterest expense	$42,667	$43,533	$(866)	(2.0)%

    Non-interest expense totaled $42.7 million for the nine months ended September 30, 2012, down $866,000, from the nine months ended September 30, 2011.  Salaries and employee benefits increased $4.2 million to $25.3 million compared to $21.1 million for the nine months ended September 30, 2011.  Excluding the $851,000 incurred to phase out the Phantom Stock Plan for the nine months ended September 30, 2011, salaries and employee benefits increased $5.0 million primarily due to $2.3 million of stock compensation expense related to awards made under the 2012 Stock Incentive Plan; an increase of $402,000 Employee Stock Ownership Plan (“ESOP”) expense, an increase of $2.3 million in salaries and employee benefits due to providing the resources to sustain our strategic growth  and two branch openings within the past twelve months.  Furniture and equipment expense increased $328,000 to $3.3 million compared to $3.0 million for the nine months ended September 30, 2011 primarily due to the branch openings within the past twelve months.  Marketing expense increased $232,000 in part due to the grand opening of our 18th branch in May and an increase in sponsorships to expand the Bank’s brand within the communities we serve.  Other operating expenses increased $1.6 million to $8.0 million compared to $6.3 million for the nine months ended September 30, 2011.  The increase was primarily due to director’s stock compensation expense totaling $977,000 related to the Plan and a $394,000 loss on the sale of non-strategic properties.  These items were partially offset by a $298,000 decrease in FDIC premium expense, which reflects the positive impact of the new assessment calculation that became effective on April 1, 2011.

    Income Tax Provision: Income tax provision increased $1.6 million to $91,000 for the nine months ended September 30, 2012 from a tax benefit of $1.6 million for the nine months ended September 30, 2011 primarily due to the tax treatment for the $6.9 million expense related to the funding of Farmington Bank Community Foundation, Inc.

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

    A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2012, $33.0 million of our assets were invested in cash and cash equivalents compared to $90.3 million at December 31, 2011. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

    For the nine months ended September 30, 2012, loan originations and purchases, net of collected principal and loan sales, totaled $191.8 million.  Cash received from the sales and maturities of investment securities totaled $243.6 million and we purchased $234.0 million of available-for-sale investment securities during the nine month ended September 30, 2012.

    Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At September 30, 2012, we had $125.2.0 million in advances from the FHLBB and an additional available borrowing limit of $275.8 million, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $439.0 million at September 30, 2012. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at September 30, 2012.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $78.9 million on an overnight basis as of September 30, 2012. The funding arrangement was collateralized by $123.6 million in pledged commercial real estate loans as of September 30, 2012.

    We had outstanding commitments to originate loans of $73.3 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $342.6 million at September 30, 2012. At September 30, 2012, time deposits scheduled to mature in less than one year totaled $233.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $78.9 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

    Our asset/liability policy currently limits projected changes in net interest income to a maximum variance of (4%, 8%, 10%, 12% and 18%) assuming a 100, 200,  300, 400 or 500 basis point interest rate shock, respectively, as measured over a 12 month period when compared to the flat rate scenario.

    At September 30, 2012, income at risk (i.e., the change in net interest income) increased 6.11% and 4.90% and decreased 5.21% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. At December 31, 2011, income at risk (i.e., the change in net interest income) increased 8.9% and 11.4% and decreased 3.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At September 30, 2012	At December 31, 2011
300 basis point increase	6.11%	8.86%
400 basis point increase	4.90%	11.36%
100 basis point decrease	(5.21)%	(3.90)%

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

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending September 30, 2012, the Company made the following repurchases of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2012	126,737	$13.25	126,737	1,661,283
August 1-31, 2012	363,210	$13.17	489,947	1,298,073
September 1-30, 2012	87,375	$12.99	577,322	1,210,698

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

FIRST CONNECTICUT BANCORP, INC.

Date: November 14, 2012	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: November 14, 2012	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: November 14, 2012	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer