Form 10-K
period 2012-12-31
First Connecticut Bancorp, Inc.
filed 2013-03-18
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from________ to ________

Commission File No. 0-25233

First Connecticut Bancorp, Inc.
(Exact name of Registrant as Specified in its Charter)

Maryland	45-1496206
(State or Other Jurisdiction of Incorporation on Organization)	(IRS Employer Identification Number)

One Farm Glen Boulevard, Farmington, CT	06032
(Address of Principal Executive Office)	(Zip Code)

(860) 676-4600
(Registrant’s Telephone Number including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2012 was $209,720,340.

As of March 11, 2013, there were outstanding   17,714,481 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders (Part III) expected to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2012.

First Connecticut Bancorp, Inc.

Form 10-K Table of Contents

December 31, 2012

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

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc. (“First Connecticut Bancorp”, “FCB” or the “Company”) is a Maryland-chartered stock holding company that owns 100% of the common stock of Farmington Bank (“Bank”).  At December 31, 2012, the Company had, on a consolidated basis, $1.8 billion in assets, $1.3 billion in deposits and stockholders’ equity of $241.5 million.

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

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock issued in the offering.  As of December 31, 2012, the ESOP completed its purchase of 1,430,416 shares of common stock at a cost of $16.9 million. The Bank makes annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  As of December 31, 2012, the Company has repurchased 849,437 shares at a cost of $11.3 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

On September 5, 2012, the Company registered 2,503,228 shares to be reserved for issuance to the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan.

Farmington Bank

Farmington Bank established in 1851, is a full-service, community bank with 20 full service branch offices and 4 limited service offices located throughout Hartford County, Connecticut. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across Central Connecticut. Farmington Bank is regulated by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). Farmington Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the FDIC. Farmington Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Farmington Bank is the wholly-owned subsidiary of First Connecticut Bancorp.

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

Market Area

We operate in a primarily suburban market area that has a stable population and household base. All of our current offices are in Hartford County, Connecticut. Our primary market area is Central Connecticut. Our main office is in Farmington, Connecticut and is approximately ten miles from the City of Hartford, Connecticut. Hartford County has a mix of industry groups and employment sectors including insurance, health services, finance, manufacturing, not-for-profit, education, government and technology. Hartford County is also bisected by two of Connecticut’s major highways: Interstate 91 and Interstate 84.  Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our lending area is broader than our deposit market area and includes, in addition to Hartford County, other areas of Connecticut. In certain circumstances, we will make loans outside the State of Connecticut.  Additionally, the Company opened its 20th branch office in Newington, CT in February 2013 and anticipates opening its 21st branch office in East Hartford, CT in the third quarter of 2013.

Based on the most recent data available from the Federal Deposit Insurance Corporation “FDIC” as of June 30, 2012, we possess a 3.93% deposit market share in Hartford County. Our market share rank is 5th out of 30 financial institutions.

Lending Activities

Historically, our principal lending activities have been residential, consumer and commercial lending. During the past five years we have been increasing our commercial portfolio and attracting larger, more comprehensive long-term borrowing relationships in the areas of commercial real estate lending (both owner and non-owner-occupied) and commercial lending, and supplementing these areas with more extensive cash management and depository services in an effort to increase interest income, diversify our loan portfolio and better serve the community.

The resulting overall loan portfolio performance has been strong with growth of 17.4% in 2012, 11.4% in 2011, and 11.6% in 2010.  Our total loans at December 31, 2012 increased by 17.4% from December 31, 2011 primarily due to increases in residential and commercial real estate loans, commercial loans and home equity lines of credit.  This growth was achieved despite resort loans decreasing $44.1 million or 59% for the year ended December 31, 2012 as we continue our planned exit of the resort financing market.  In addition, our commercial business loans grew 24.6% from December 31, 2011 to December 31, 2012 despite a challenging economy and prolonged recession.

Our senior management team has carefully built the infrastructure necessary to support this growth and provide critical on-going portfolio management and risk assessment. A risk management program is in place to enable us to evaluate the risk in our portfolio and to implement changes in our underwriting standards so as to minimize overall portfolio risk. As part of this program, our loan portfolio is subject to concentration limits, market analyses, stress testing, ongoing monitoring, and reporting and review of underwriting standards.

The following table sets forth the composition of our loan portfolio by type of loans at the dates indicated:

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:	(Dollars in Thousands)
Residential	$620,991	40.5%	$503,361	38.4%	$453,557	38.6%	$446,880	42.4%	$385,943	45.9%
Commercial	473,788	30.9%	408,169	31.2%	361,838	30.8%	265,515	25.2%	201,511	24.0%
Construction(1)	64,362	4.2%	46,381	3.5%	46,623	4.0%	68,704	6.5%	59,442	7.1%
Installment	6,719	0.4%	10,333	0.8%	12,597	1.1%	16,423	1.6%	21,518	2.6%
Commercial	192,210	12.6%	154,300	11.8%	112,535	9.6%	104,476	9.9%	87,717	10.4%
Collateral	2,086	0.1%	2,348	0.2%	1,941	0.1%	2,486	0.2%	2,124	0.2%
Home equity line of credit	142,543	9.3%	109,771	8.4%	81,837	7.0%	66,658	6.3%	33,411	4.0%
Demand	25	*	41	*	227	*	415	*	627	0.1%
Revolving Credit	65	*	90	*	84	*	75	*	74	*
Resort	31,232	2.0%	75,363	5.7%	105,215	8.8%	82,794	7.9%	47,674	5.7%
Total loans	1,534,021	100.0%	1,310,157	100.0%	1,176,454	100.0%	1,054,426	100.0%	840,041	100.0%
Less:
Allowance for loan losses	(17,229)		(17,533)		(20,734)		(16,316)		(9,952)
Net Deferred loan costs	3,378		2,553		2,197		1,885		1,822
Loans, net	$1,520,170		$1,295,177		$1,157,917		$1,039,995		$831,911

* Less than 0.1%
(1)  Construction loans include commercial and residential construction loans and are reported net of undisbursed construction loans of $61.9 million as of December 31, 2012.

Major loan customers:  Our five largest lending relationships are with commercial borrowers with loans totaling $58.2 million or 3.8% of our total loan portfolio outstanding as of December 31, 2012.  Loan commitments to these borrowers totaled $101.9 million for the same period.  These relationships and commitments consist of the following:

1.
$27.7 million relationship consisting of commercial mortgages on five distinct properties extended to a well-known local real estate developer for the refinancing of a medical office building, construction of single-tenant office building, financing for a 78 unit apartment complex in Bristol, CT, and construction of a medical office building affiliated with the Hospital of Central Connecticut.

2.	$20.0 million revolving warehouse line of credit to a privately held mortgage company to fund conforming, pre-approved first residential mortgages which are then sold to secondary market investors.

3.	$20.0 million revolving warehouse line of credit to a privately held mortgage company to fund conforming, pre-approved first residential mortgages which are then sold to secondary market investors.

4.
$17.1 million relationship consisting of three commercial mortgages whose tenant is a national drugstore chain: one mortgage to purchase a building in Dayville, CT and two mortgages to construct buildings in Waterbury, CT and Ridgefield, CT.

5.	$17.0 million commercial mortgage loan to provide financing for the acquisition and renovation of a national chain Hotel and Conference Center located in Framingham, MA.

All of the credit facilities extended to the five largest borrowers as of December 31, 2012 are current and performing in accordance with their respective terms.

Real Estate Loans:

Residential Real Estate Loans: One of our primary lending activities consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Hartford County and surrounding counties in Connecticut. Of the $621.0 million and $503.4 million of residential loans outstanding at December 31, 2012 and 2011, respectively, $413.7 million and $295.2 million are fixed-rate loans. Generally, residential real estate loans are originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. We usually do not make loans secured by single-family homes with loan-to-value ratios in excess of 95.0% (with the exception of Federal Housing Administration loans which allow for a 96.5% loan-to-value ratio). Fixed-rate mortgage loans generally are originated for terms of 7, 10, 15, 20, 25 and 30 years. Typically, all fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards.

Based on the market environment for our residential mortgage originations we may sell our conforming 10, 15, 20 and 30 year fixed-rate residential mortgage loan production in the secondary market, while retaining the servicing rights. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We originated $237.4 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2012, $100.7 million of which were sold in the secondary market and we originated $95.0 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2011, $40.6 million of which were sold in the secondary market.  The loans sold meet secondary market guidelines and are subject to warranty exposure. Such exposure is mitigated by our quality control procedures and the fact that we are selling newly originated loans instead of seasoned loans in the secondary market. As of December 31, 2012, we have not been requested or required to repurchase any sold loans due to inadequate underwriting or documentation deficiencies. We have not and do not intend to originate subprime or alternative A paper (alt A) loans.

We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate that adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after a one, three, five or seven -year initial fixed-rate period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6.0%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years. We originated $15.6 million and $43.3 million adjustable rate one-to-four family residential loans for the years ended December 31, 2012 and 2011, respectively.  For the years ended December 31, 2012 and 2011, we purchased $19.6 million and $31.2 in million adjustable rate mortgages, respectively.

Adjustable rate mortgage loans decrease the risks associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential real estate loans, $206.8 million and $208.1 million had adjustable rates of interest at December 31, 2012 and 2011, respectively.  Continued declines in real estate values and the slowdown in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.  Our largest residential mortgage loan had a principal balance of $4.4 million at December 31, 2012, which is performing in accordance with its terms.

Commercial Real Estate Loans: We originate commercial investment real estate loans and loans on owner-occupied properties used for a variety of business purposes, including office buildings, multi-family dwellings, industrial and warehouse facilities and retail facilities. Commercial mortgage loans totaled $473.8 million and $408.2 million, or 30.9% and 31.2% of total loans, at December 31, 2012 and 2011, respectively. Our owner-occupied commercial mortgage loans constitute 28.9% of our commercial real estate portfolio and our investor-owned commercial mortgage real estate loans are 71.1% of the commercial real estate portfolio.  The investor-owned portfolio is diversified among a number of property types as shown in the following table.  Owner-occupied commercial real estate loans totaled $136.7 million and $130.0 million, or 28.9% and 31.9%, at December 31, 2012 and 2011, respectively.  Our owner-occupied commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80.0% of the appraised value of the property. Our commercial real estate loans are generally made with terms of up to 20 years, amortization schedules generally up to 25 years and interest rates that are fixed for a period of time, generally set at a margin above the FHLBB Advance rates. Variable rate options are also available, generally tied to the prime rate as published in the Wall Street Journal, or for qualifying borrowers, tied to LIBOR plus a margin with a swap option. In reaching a credit decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we also consider the terms and conditions of the leases, the credit quality of the tenants and the borrower’s global cash flow. We typically require that the properties securing our commercial real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long-term debt) of at least 1.20. Environmental reports and current appraisals are required for commercial real estate loans as governed by our written environmental and appraisal policies. Generally, a commercial real estate loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity.

A commercial real estate borrower’s financial information and various credit quality indicators is monitored on an ongoing basis by requiring the submission of periodic financial statement updates and annual tax returns and the periodic review of payment history. In addition, we typically conduct periodic face-to-face meetings with the borrower, as well as property site visits. These requirements also apply to guarantors of commercial real estate loans. Borrowers with loans secured by rental investment property are required to provide an annual report of income and expenses for such property, including a tenant rent roll and copies of leases, as applicable. The largest commercial real estate loan as of December 31, 2012 was $17.0 million of which $13.0 million was outstanding at December 31, 2012, and is performing in accordance with its terms.

Loans secured by commercial real estate, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market, the economy or the tenant(s). Given our level of commercial real estate exposure, our commercial real estate portfolio risk management program enables us to evaluate the risk in our portfolio and to implement changes in our lending practices to minimize overall portfolio risk.  As part of this program, the commercial real estate portfolio is subject to concentration limits, market analyses, stress testing, ongoing monitoring, and review and reporting of underwriting standards.

The following table presents the amounts and percentages of commercial real estate loans held by type as of December 31, 2012 and 2011.

	2012		2011
	Amount	Percent	Amount	Percent
Type of Commercial Real Estate Loans	(Dollars in thousands)
Owner Occupied	$136,736	28.9%	$130,011	31.9%
Retail	120,215	25.4%	89,614	22.0%
Office	67,204	14.2%	75,932	18.6%
Industrial	23,836	5.0%	20,129	4.9%
Multi-Family	55,143	11.6%	34,335	8.4%
Land	6,375	1.3%	7,339	1.8%
Hotel	16,996	3.6%	13,019	3.2%
Other	47,283	10.0%	37,790	9.2%
Total	$473,788	100.0%	$408,169	100.0%

Construction Loans: We offer construction loans, including commercial construction loans and real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction loans outstanding, including commercial and residential, totaled $64.4 million and $46.4 million, or 4.2% and 3.5% of total loans outstanding at December 31, 2012 and 2011, respectively.  At December 31, 2012, the unadvanced portion of these construction loans totaled $61.9 million, as compared to $23.3 million at December 31, 2011.   Our underwriting policies provide that construction loans typically be made in amounts of up to 75.0% of the appraised value of the property. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of the cost or appraised value of the improvements, whichever is less, and each project is physically inspected prior to each advance either by a loan officer or an engineer approved by us. We typically limit the number of speculative units financed by a customer, with the majority of construction advances supported by purchase contracts.

We also originate construction loans to individuals and contractors for the construction and acquisition of personal residences.  Residential construction loans outstanding totaled $10.1. million and $6.0 million at December 31, 2012 and 2011, respectively. The unadvanced portion of these construction loans totaled $5.3 million and $1.9 million at December 31, 2012 and 2011, respectively. Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner-occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80.0%. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the actual cost (including interest) of construction and other assumptions. If the estimate of construction cost is too low, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is too high, we may be confronted with a project, when completed, with a value that is insufficient to assure full payment. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. In addition, construction subdivision loans and commercial and residential construction loans to contractors and developers entail additional risks as compared to single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. A continued economic downturn could have an additional adverse impact on the value of the properties securing construction loans and on our borrowers’ ability to sell their units for the amounts necessary to complete their projects and repay their loans.

The following table presents the amounts and percentages of construction loans held by type as of December 31, 2012 and 2011.

	2012		2011
	Amount	Percent	Amount	Percent
Type of Construction Loans	(Dollars in thousands)
Retail	$17,996	28.0%	$15,482	33.4%
Office	15,881	24.7%	2,830	6.1%
Residential	10,081	15.7%	6,002	12.9%
Subdivision	7,200	11.2%	12,691	27.4%
Other	4,390	6.8%	-	0.0%
Multi-family	4,335	6.7%	86	0.2%
Subdivision speculative	2,829	4.5%	3,892	8.4%
Commercial owner-occupied	848	1.2%	1,529	3.2%
Condo	655	1.0%	1,463	3.2%
Contract	147	0.2%	2,406	5.2%
Total	$64,362	100.0%	$46,381	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of our construction and development loans provide for the use of interest reserves, and based upon our knowledge of general industry practices, we believe that our practices related to such interest reserves are appropriate and adequate. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly we typically fund the majority of the construction period interest through loan advances. As of December 31, 2012, we are committed to advance construction period interest totaling approximately $710,000 on construction and development loans. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2012 was approximately $26.7 million, of which $14.8 million was outstanding at December 31, 2012 and $11.9 million remained to be advanced.

As of December 31, 2012, the largest commercial construction lending relationship with a single borrower totaled $16.5 million of which $12.4 million is outstanding at December 31, 2012 and is current and performing according to its terms.

Commercial Loans:

Our approach to commercial lending is centered in relationship banking. While our primary focus is to extend financing to meet the needs of creditworthy borrowers, we also endeavor to provide a comprehensive solution for all of a business’ banking needs including depository, cash management and investment needs. The commercial business loan portfolio is comprised of both middle market companies and small businesses located primarily in Connecticut. Market segments represented include manufacturers, distributors, service businesses, financial services, healthcare providers, not-for-profits and professional service companies. Typically, our middle market lending group seeks relationships with companies that have borrowing needs in excess of $500,000, while our small business lending group supports companies with borrowing needs of $500,000 or less.

We had $192.2 million and $154.3 million in commercial loans at December 31, 2012 and 2011, respectively. Of the loans in our commercial loan portfolio, $22.6 million and $19.6 million were guaranteed by either the Small Business Administration, the Connecticut Development Authority or the United States Department of Agriculture at December 31, 2012 and 2011, respectively. Total commercial business loans amounted to 12.6% and 11.8% of total loans at December 31, 2012 and 2011, respectively.

Commercial business lending products generally include term loans, revolving lines of credit for working capital needs, and equipment lines of credit to facilitate the purchase of equipment and letters of credit.  Commercial business loans are made with either adjustable or fixed-rates of interest. Variable rates are tied to either the prime rate, as published in  The Wall Street Journal, or LIBOR, plus a margin. The interest rates of fixed-rate commercial business loans are typically set at a margin above the FHLBB Advance rates. Interest rate swaps are offered to qualified borrowers to effect a fixed-rate equivalent for the borrower and allows us to effectively hedge against interest rate risk on large, long-term loans.

When making commercial business loans, we consider the character and capabilities of the borrower’s management, our lending history with the borrower, the debt service capabilities of the borrower, the historical and projected cash flows of the business, the relative strength of the borrower’s balance sheet, the value and composition of the collateral and the financial strength and commitment of the guarantors, if any. Commercial loans are generally secured by a variety of collateral, including accounts receivable, inventory and equipment, and supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically advanced at a discount to the value of the loan’s collateral. We do not typically make unsecured commercial business loans greater than $100,000. As of December 31, 2012 and 2011, unsecured commercial loans totaled $912,000 and $290,000, respectively, or less than 1.0% of total loans outstanding. Generally, a commercial loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity.

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

In an effort to both attract more sophisticated borrowers, as well as to hedge our interest rate risk associated with long-term commercial loans, we offer interest rate swaps via our correspondent banking partner, PNC Bank. Interest rate swaps are primarily used to exchange a floating rate payment stream into a fixed-rate payment stream. The variable rates on swaps will change as market interest rates change. We will enter into swap transactions solely to limit our interest rate risk and effectively “fix” the rate for appropriate customer borrowings. We do not engage in any speculative swap transactions. Generally, swap options are offered to “pass” rated borrowers requesting long-term commercial loans or commercial mortgages in amounts of at least $1.0 million. We have established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as well as identifying internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts, and limits to single dealer counterparties). Our interest rate swap derivatives are primarily collateralized by cash. As of December 31, 2012, we have 37 mirrored swap transactions with a total current notional amount of $113.6 million.  The fair value of the interest rate swap derivative asset and liability is $8.4 million at December 31, 2012.

Our small business customers typically generate annual revenues from their businesses of up to $2.5 million and have borrowing needs of up to $500,000. We deliver and promote the delivery of small business loan products to our existing and prospective customer base by leveraging our retail branch network, including our branch managers, supplemented by a team of dedicated business development officers. Our branch managers and business development officers are fully trained to assist small business owners through the entire loan process from application to closing. We offer a streamlined process for our customers by utilizing a credit scoring system as a key part of our underwriting process, along with a standardized loan documentation package. This results in our ability to deliver quick decision-making along with cost effective loan closings to our small business customers. As a designated Small Business Administration (“SBA”) preferred lender, we are also able to offer flexible financing terms to those borrowers who otherwise would not qualify under our traditional underwriting standards. The Small Business Administration program is a cornerstone of our small business loan program. Based on the SBA 2012 fiscal year, we were ranked 1st out of 53 small business lenders in CT as measured by number of loans, originating 57 loans totaling $8.6 million.  We also were awarded the “SBA Emerging Lender of the Year” award for fiscal year 2010, having originated 22 Small Business Administration loans totaling $5.0 million in 2010. As of December 31, 2012, our entire small business loan portfolio totaled $46.5 million or 3.0% of total outstanding loans, with an additional $3.3 million in unfunded loan commitments and an average loan size of approximately $102,000.

As of December 31, 2012, our two largest commercial business loan commitments totaled $20.0 million each with $5.3 million and $8.5 million advanced as of that date, which were both performing according to their terms. In addition to the commercial business loans discussed above, we had $8.5 million in letter of credit commitments as of December 31, 2012.

Resort Loans:

Our resort loans totaled $31.2 million and $75.4 million, or 2.0% and 5.7% of total loans at December 31, 2012 and 2011, respectively.  At December 31, 2012, the unadvanced amounts of outstanding commitments in our resort loans totaled $2.8 million.

During 2010, we decided to gradually exit this line of lending to focus on our other commercial lending lines of business while continuing to hold the outstanding loans and honoring any advances requested relating to the unadvanced loan commitments.  As of December 31, 2012 all of the resort loans are performing according to their terms.

Home equity line of credit:

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences.  Home equity loans and home equity lines of credit totaled $142.5 million and $109.8 million, or 9.3% and 8.4% of total loans at December 31, 2012 and 2011, respectively. At December 31, 2012, the unadvanced amount of home equity lines of credit totaled $146.1 million, as compared to $106.4 million at December 31, 2011.

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

Installment, Demand, Collateral and Revolving Credit Loans: We offer various types of consumer loans, including installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. Installment, demand, collateral and revolving credit loans totaled $8.9 million and $12.8 million, or 0.6% and 1.0% of our total loan portfolio at December 31, 2012 and 2011, respectively.  While the asset quality of these portfolios is currently good, there is increased risk associated with consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

Origination, Purchasing and Servicing of Loans:

Prior to 2010, we retained most of our residential mortgage originations in our portfolio. In 2010, however, in order to reduce our exposure to rising interest rates, we began to sell fixed-rate conforming loans into the secondary market while retaining the servicing for these loans and expanded this strategy throughout 2012. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

We are an approved seller and servicer of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. All adjustable rate mortgages are currently being held in our residential portfolio. We also originate Federal Housing Administration loans through our “full-eagle” designation with the U.S. Department of Housing and Urban Development.

We were servicing residential real estate loans sold in the amount of $161.3 million and $77.6 million at December 31, 2012 and 2011, respectively.  We anticipate our servicing assets will continue to grow as we expect to sell a portion of our fixed-rate conforming loan production into the secondary market.

We also purchase one-to-four family residential mortgage loans, the majority of which have historically been adjustable rate, from approved mortgage banking firms licensed with the Connecticut Department of Banking. These local mortgage bankers are not employed by us and sell their loans based on competitive pricing. We purchased $19.6 million and $31.2 million in adjustable rate loans from these firms during the years ended December 31, 2012 and 2011, respectively. The loans are underwritten to the same credit specifications as our internally originated loans.  We do not, however, participate in the purchase of credit impaired loans.  We expect to continue to purchase primarily adjustable rate loans from approved mortgage banking firms so long as pricing and purchase opportunities remain favorable.

From time to time we enter into participations with other regional lenders in commercial real estate and commercial business loan transactions. We participate in transactions (purchase a share of the loan commitment), as well as sell portions of transactions that we originate. As of December 31, 2012 and 2011, our loan portfolio included $70.4 million and $78.2 million, respectively, in loans in which we purchased a participation share, and $38.9 million and $54.3 million, respectively, in loans participated to other institutions.

Loan Portfolio Maturities and Yields:

The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2012.  Demand loans, loans having no stated repayment schedule or maturity are reported as being due in one year or less.  Weighted average rates are computed based on the rate of the loan at December 31, 2012.

	Loans Maturing During the Years Ending December 31,
	2013		2014 to 2017		2018 and beyond		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Real Estate Loans:	(Dollars in Thousands)
Residential	$521	1.96%	$5,245	6.17%	$615,225	3.91%	$620,991	3.93%
Commercial	9,639	5.48%	42,935	3.44%	421,214	4.23%	473,788	4.18%
Construction	26,993	4.02%	33,468	3.52%	3,901	4.30%	64,362	3.78%
Installment	88	9.15%	1,798	6.29%	4,833	6.23%	6,719	6.28%
Commercial	53,845	3.68%	86,037	3.55%	52,328	4.39%	192,210	3.81%
Collateral	-	-	-	-	2,086	2.78%	2,086	2.78%
Home equity line of credit	1,988	2.83%	21,453	3.08%	119,102	2.70%	142,543	2.76%
Demand	25	7.55%	-	-	-	-	25	7.55%
Revolving Credit	65	23.08%	-	-	-	-	65	23.08%
Resort	-	-	21,500	5.98%	9,732	6.00%	31,232	5.99%
Total	$93,164	3.96%	$212,436	3.81%	$1,228,421	3.95%	$1,534,021	3.93%

The following table sets forth the fixed-rate and adjustable rate loans at December 31, 2012 that are contractually due after December 31, 2013:

	Fixed	Adjustable	Total
Real Estate Loans:	(Dollars in Thousands)
Residential	$413,650	$206,820	$620,470
Commercial	124,151	339,998	464,149
Construction	12,381	24,988	37,369
Installment	6,631	-	6,631
Commercial	66,089	72,276	138,365
Collateral	19	2,067	2,086
Home equity line of credit	843	139,712	140,555
Demand	-	-	-
Revolving Credit	-	-	-
Resort	73	31,159	31,232
Total	$623,837	$817,020	$1,440,857

Loan Approval Procedures and Authority:

Our lending activities follow written, non-discriminatory and regulatory compliant underwriting standards and loan origination procedures established by our board of directors and documented in our loan policy. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan, if applicable. To assess a business borrower’s ability to repay, we review and analyze, among other factors: the borrower’s historical, current, and projected financial performance; the borrower’s balance sheet and balance sheet trends; its capitalization; its ability to repay the proposed loan(s); the value of the assets offered as collateral; the ability of management to lead the borrower through the current economic cycle; and the financial strength and commitment of the personal or corporate guarantors, if any. To assess an individual borrower’s ability to repay, we review their employment and credit history and information on their historical and projected income and expenses, as well as the adequacy of the collateral.

Our policies and loan approval limits are established by our board of directors. Our board has delegated its authority to grant loans in varying amounts to the board of directors’ loan committee, which is currently comprised of all board members. The board loan committee is charged with general oversight of our credit extension functions and has designated the responsibility for the approval of loans, depending on risk rating and size (generally under $5.0 million) to our management loan committee.  In general, loan requests above $5.0 million are required to be approved by the board’s loan committee. Our management loan committee, in turn, has the right to delegate approval authority with respect to such loans to individual lenders as deemed appropriate.

Review of Credit Quality:

At the time of loan origination, a risk rating based on a nine point grading system is assigned to each commercial-related loan based on the loan officer’s and management’s assessment of the risk associated with each particular loan. This risk assessment is based on an in depth analysis of a variety of factors. More complex loans and larger commitments require that our internal Credit Risk Management Department further evaluate the risk rating of the individual loan or relationship, with our Credit Risk Management Department having final determination of the appropriate risk rating. These more complex loans and relationships receive ongoing periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. Our risk rating system is designed to be a dynamic system and we grade loans on a “real time” basis. Considerable emphasis is placed on risk rating accuracy, risk rating justification, and risk rating triggers. Our risk rating process is enhanced with the utilization of industry-based risk rating “cards.” The cards are used by our loan officers and promote risk rating accuracy and consistency on an institution-wide basis. Most loans are reviewed annually as part of a comprehensive portfolio review conducted by management and/or by our independent loan review firm. More frequent reviews of loans rated special mention, substandard and doubtful are conducted by our Credit Risk Management Department. We utilize an independent loan review consulting firm to affirm our rating accuracy and opine on the overall credit quality of our loan portfolio. The consulting firm conducts two loan reviews per year aiming at a 65.0% or higher commercial portfolio penetration. Summary findings of all loan reviews performed by the outside consulting firm are reported to our board of directors and senior management upon completion.

Our board of directors and senior management receive monthly reporting on credit trends in the commercial, residential and consumer portfolios (delinquencies, non-performing loans, risk rating migration, charge-off requests, etc.), as well as an update on any significant or developing troubled assets. We use risk management “dashboards” to assist in our ongoing portfolio monitoring and credit risk management reporting.  The dashboards provide detailed analysis of portfolio and industry concentrations, as well as a variety of asset quality trends within industry and loan product types, and are presented to the board of directors on a monthly basis. This reporting system also performs various credit administration tracking functions, credit grade migration analysis and allows for an enhanced level of stress testing of the portfolios utilizing multiple variables.

In addition to the monthly dashboards, on a periodic basis our board of directors and senior management receive reports on various “highly monitored” industries and portfolios, such as investment commercial real estate, “for-sale” real estate (i.e. subdivision and condominium lending) and home equity loans.

This comprehensive portfolio monitoring process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan portfolio segment, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality.

Non-performing and Problem Assets:

Our senior management places considerable emphasis on the early identification of problem assets, problem-resolution and minimizing loss exposure. Delinquency notices are mailed monthly to all delinquent borrowers when they have exceeded their payment grace period, advising them of the amount of their delinquency. A loan is considered delinquent when the customer does not make their payments due according to their contractual terms.  Residential and consumer lending borrowers are typically given 30 days to pay the delinquent payments.  Generally, if a residential or   consumer lending borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter may be referred to legal counsel and foreclosure or other collection proceedings may be initiated. We may consider forbearance or a loan restructuring in certain circumstances where a temporary loss of income is the primary cause of the delinquency, and if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes. Problem or delinquent borrowers in our commercial real estate, commercial business and timeshare portfolios are handled on a case-by-case basis, typically by our Special Assets department. Appropriate problem-resolution and workout strategies are formulated based on the specific facts and circumstances.

All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become 90 days or more delinquent. Commercial real estate, commercial business and resort loans are evaluated for non-accrual status on a case-by-case basis, but are typically placed on a non-accrual status when they become 90 days or more delinquent. In certain cases, if a loan is less than 90 days delinquent but the borrower is experiencing financial difficulties, such loan may be placed on non-accrual status if we determine that collection of the loan in full is not probable. When loans are placed on non-accrual status, unpaid accrued interest is reversed and cash payments received are applied as a reduction of the loan principal.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with contractual terms involving payment of cash or cash equivalents. The interest on these loans is not recognized, until qualifying for return to accrual status. If a residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort loan is on non-accrual status or is considered to be impaired, cash payments are applied first as a reduction of principal.

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

The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets. For example, at December 31, 2012, 94.3% of commercial real estate, construction real estate, commercial business and resort loans rated substandard were on accrual status and current as to payments. Our classified assets include loans identified as “substandard”, “doubtful” or “loss”.  Substandard assets consisted of $42.8 million and $67.0 million of our total loan portfolio at December 31, 2012 and 2011, respectively. We had assets classified as “doubtful” or “loss” totaling $289,000 and $-0- at December 31, 2012 and 2011, respectively.

On a quarterly basis, our loan policy requires that we evaluate for impairment all commercial real estate, construction and commercial loans that are classified as non-accrual, secured by real property in foreclosure or are otherwise likely to be impaired, residential non-accruing loans greater than $100,000 and all troubled debt restructurings. We have determined that $36.9 million and $41.0 million of impaired loans existed at December 31, 2012 and 2011, respectively. Based upon our analysis, only $27.3 million and $20.3 million of impaired loans required an allowance of $949,000 and $2.2 million to be established as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, $11.4 million and $26.0 million, respectively, were included on the classified loan list and were not considered impaired.

Loan Delinquencies: The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total

	Number	Amount	Number	Amount	Number	Amount
At December 31, 2012			(Dollars in thousands)
Real estate
Residential	6	$1,663	16	$7,803	22	$9,466
Commercial	1	349	2	925	3	1,274
Construction	-	-	1	419	1	419
Installment	-	-	2	73	2	73
Commercial	1	66	6	585	7	651
Collateral	-	-	-	-	-	-
Home equity line of credit	2	94	3	379	5	473
Demand	-	-	2	40	2	40
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	10	$2,172	32	$10,224	42	$12,396
At December 31, 2011
Real estate
Residential	4	$730	17	$7,926	21	$8,656
Commercial	-	-	9	2,934	9	2,934
Construction	-	-	2	484	2	484
Installment	1	78	2	63	3	141
Commercial	-	-	8	802	8	802
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	6	1,555	6	1,555
Demand	-	-	1	25	1	25
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	5	$808	45	$13,789	50	$14,597
At December 31, 2010
Real estate
Residential	6	$4,624	10	$4,128	16	$8,752
Commercial	2	793	6	3,160	8	3,953
Construction	-	-	2	897	2	897
Installment	-	-	5	98	5	98
Commercial	-	-	10	761	10	761
Collateral	-	-	-	-	-	-
Home equity line of credit	1	24	5	1,843	6	1,867
Demand	-	-	1	25	1	25
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	9	$5,441	39	$10,912	48	$16,353

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

	At December 31,
	2012	2011	2010	2009	2008
Non-performing loans:	(Dollars in thousands)
Real estate loans
Residential	$9,194	$9,224	$5,209	$6,441	$3,049
Commercial	925	2,934	3,693	5,316	1,468
Construction	419	484	898	1,074	1,319
Installment	157	209	124	88	108
Commercial	2,351	956	862	823	88
Collateral	-	-	-	-	-
Home equity line of credit	711	1,669	2,031	1,079	80
Demand	25	25	25	25	3
Revolving Credit	-	-	-	-	-
Resort	-	-	4,880	-	-
Total non-performing loans	13,782	15,501	17,722	14,846	6,115
Loans 90 days past due and still accruing	-	-	-	-	-
Other real estate owned	549	302	238	422	-
Total nonperforming assets	$14,331	$15,803	$17,960	$15,268	$6,115

Total non-performing loans to total loans	0.90%	1.18%	1.51%	1.41%	0.73%
Total non-performing assets to total assets	0.76%	0.96%	1.25%	1.18%	0.56%

The amount of income that was contractually due but not recognized on non-accrual loans totaled $479,000 for the year ended December 31, 2012.

Troubled debt restructurings: The following table presents information on loans whose terms had been modified in a troubled debt restructuring:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Restructured loans on accrual status	$22,124	$23,515	$16,925	$5,417	$-
Restructured loans on non-accrual status	7,550	7,809	10,068	3,515	-
Total restructured loans	$29,674	$31,324	$26,993	$8,932	$-

A loan is considered a troubled debt restructuring (“TDR”) when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower in modifying or renewing the loan that we would not otherwise consider. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a reduction in the interest rate to market rate or below, a change in the term or amortization, or other modifications to the structure of the loan. A loan is placed on non-accrual status upon being restructured, even if it was not previously, unless the modified loan was current for the six months prior to its modification and we believe the loan is fully collectable in accordance with its new terms. Our policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months and one calendar year-end. All troubled debt restructurings are classified as impaired loans and are reviewed for impairment by management on a regular basis and at calendar year-end reporting period per our policy.

At December 31, 2012, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At December 31, 2012 and 2011, the allowance for loan losses included specific reserves of $889,000 and $2.0 million related to TDRs, respectively. For the years ended December 31, 2012 and 2011, the Bank had charge-offs totaling $1.3 million and $6.4 million, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds committed to borrowers in TDR status was $872,000 and $1.8 million at December 31, 2012 and 2011, respectively. The Bank in prudent circumstances may provide additional funds committed to borrowers in a TDR status.

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

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2012.

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

Resort – Loans in this segment include loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 95% of the resort portfolio at December 31, 2012, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted consumer notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The Company is gradually exiting the resort financing market.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Management updates the analysis quarterly. The assumptions used in appraisals are reviewed for appropriateness. Updated appraisals or valuations are obtained as needed or adjusted to reflect the estimated decline in the fair value based upon current market conditions for comparable properties. Updated appraisals or valuations are obtained at least annually per guidelines stated in the Loan Policy and, if appropriate, adjusted to reflect the estimated decline in the fair value based upon current market conditions for comparable properties.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired, including TDRs that have returned to accrual status.

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

Schedule of Allowance for Loan Losses: The following table sets forth activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$17,533	$20,734	$16,316	$9,952	$8,124
Provision for (reversal of) loan losses	1,380	4,090	6,694	7,896	2,117
Charge-offs:
Real estate
Residential	(337)	(411)	(1,152)	(134)	(1)
Commercial	(454)	(1,314)	(1,138)	(284)	(136)
Construction	-	-	-	(246)	-
Installment	(9)	(28)	(3)	(41)	(4)
Commercial	(33)	(517)	(8)	(879)	(161)
Collateral	-	-	-	(1)	-
Home equity line of credit	(1,019)	(114)	-	-	-
Demand	-	-	(25)	(20)	(20)
Revolving credit	(61)	(59)	(32)	(34)	(32)
Resort	-	(4,880)	-	-	-
Total charge-offs	(1,913)	(7,323)	(2,358)	(1,639)	(354)
Recoveries:
Real estate
Residential	9	-	-	-	-
Commercial	4	-	48	-	10
Construction	-	-	-	-	-
Installment	7	2	13	2	4
Commercial	194	12	15	91	39
Collateral	-	-	-	1	-
Home equity line of credit	-	-	-	-	-
Demand	-	18	6	-	-
Revolving credit	15	-	-	13	12
Resort	-	-	-	-	-
Total recoveries	229	32	82	107	65

Net charge-offs	(1,684)	(7,291)	(2,276)	(1,532)	(289)
Allowance at end of year	$17,229	$17,533	$20,734	$16,316	$9,952

Ratios:
Allowance for loan losses to non-performing
loans at end of year	125.01%	113.11%	117.00%	109.90%	162.75%
Allowance for loan losses to total loans
outstanding at end of year	1.12%	1.34%	1.76%	1.54%	1.18%
Net charge-offs to average loans outstanding	0.12%	0.61%	0.21%	0.17%	0.04%

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

With respect to reserves, all impaired loans are reviewed to determine if a valuation should be established based on one of three measurement tests: (1) the present value of expected cash flows discounted at the effective interest rate; (2) the fair value of the collateral, if applicable; or (3) the observable market price for the loan.  If we determine that an impairment amount exists, we will establish a valuation allowance (i.e. specific reserve) for the loan.  A charge-off is promptly recorded when a current appraisal for a collateral dependent loan indicates a fair value in excess of its recorded investment and the excess is identified as uncollectable.  Updated appraisals are obtained at least annually per guidelines stated in the Loan Policy and, if appropriate, adjusted to reflect the estimated decline in the fair value based upon current market conditions for comparable properties.  All other loans, including individually evaluated loans determined not to be impaired, are included in a group of loans that is collectively evaluated for impairment.  We categorize our loan portfolio into separate loan portfolio segment with similar risk characteristics.  In estimating credit losses, we consider historical loss experience on each loan portfolio segment, adjusted for changes in trends, conditions, and other relevant factors that may affect repayment of the loans as of the evaluation date.  Any partial charge-offs on our non-performing or impaired loans cause a reduction in our coverage ratio for our allowance for loan losses and other credit loss statistics.

As of December 31, 2012, we had impaired loans of $10.1 million with no valuation or partial charge-offs recorded.  As described above, if a loan is determined to be impaired, we will evaluate the amount of reserves for such loans based on the present value of expected cash flows discounted at the effective interest rate, the fair value of the collateral, if applicable, or the observable market price for the loan.  If we determine that an impairment amount exists, we will establish a valuation allowance for the loan.  If no impairment amount exists based on these tests, then no allowance for loan loss is required on that loan.  If an impairment is shown to exist, we establish an allowance for loan loss for the amount that the recorded investment or book value, in the loan exceeds the measure of the impaired loan.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value can be identified as uncollectible and is, therefore, deemed a confirmed loss which is charged-off against our allowance for loan losses.

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

	At December 31,
	2012			2011
			% of Loans			% of Loans
	Allowance	% of Allowance	in Category		% of Allowance	in Category
	for Loan	for Loan	to Total	Allowance for	for Loan	to Total
	Losses	Losses	Loans	Loan Losses	Losses	Loans
			(Dollars in thousands)
Real estate
Residential	$3,778	21.9%	40.5%	$2,874	16.4%	38.4%
Commercial	8,105	47.1%	30.9%	8,755	49.9%	31.2%
Construction	760	4.4%	4.2%	590	3.4%	3.5%
Installment	77	0.4%	0.4%	92	0.5%	0.8%
Commercial	2,654	15.4%	12.6%	2,140	12.2%	11.8%
Collateral	-	0.0%	0.1%	-	-	0.2%
Home equity line of credit	1,377	8.0%	9.3%	1,295	7.4%	8.4%
Demand	-	-	*	-	-	*
Revolving credit	-	-	*	-	-	*
Resort	456	2.7%	2.0%	1,787	10.2%	5.7%
Unallocated allowance	22	0.1%	n/a	-	-	n/a
Total	$17,229	100.0%	100.0%	$17,533	100.0%	100.0%

	At December 31,
	2010			2009			2008
			% of Loans			% of Loans
	Allowance	% of Allowance	in Category		% of Allowance	in Category	Allowance	% of	% of Loans in
	for Loan	for Loan	to Total	Allowance for	for Loan	to Total	for Loan	Allowance for	Category to
	Losses	Losses	Loans	Loan Losses	Losses	Loans	Losses	Loan Losses	Total Loans
	(Dollars in thousands)
Real estate
Residential	$3,056	14.7%	38.6%	$2,138	13.1%	42.4%	$1,068	10.7%	45.9%
Commercial	7,726	37.3%	30.8%	6,890	42.2%	25.2%	3,118	31.3%	24.0%
Construction	524	2.5%	4.0%	1,538	9.4%	6.5%	1,319	13.3%	7.1%
Installment	115	0.6%	1.1%	124	0.8%	1.6%	433	4.4%	2.6%
Commercial	1,564	7.5%	9.6%	2,828	17.3%	9.9%	2,749	27.6%	10.4%
Collateral	-	-	0.1%	-	-	0.2%	-	-	0.2%
Home equity line of credit	558	2.7%	7.0%	487	3.0%	6.3%	-	-	4.0%
Demand	3	*	*	1	*	*	-	-	0.1%
Revolving credit	-	-	*	-	-	*	-	-	*
Resort	7,188	34.7%	8.8%	2,310	14.2%	7.9%	334	3.4%	5.7%
Unallocated allowance	-	-	n/a	-	-	n/a	931	9.3%	n/a
Total	$20,734	100.0%	100.0%	$16,316	100.0%	100.0%	$9,952	100.0%	100.0%

 * Less than 0.1%

Investment Activities

Our Chief Financial Officer is responsible for implementing our investment policy. The investment policy is reviewed at least annually by management and our board of directors and any changes to the policy are subject to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated by the board of directors to our Chairman, President and Chief Executive Officer, our Chief Financial Officer and limited purchasing by our Financial Officer. While general investment strategies are developed and authorized by our Chief Financial Officer, the execution of specific actions rests with both our Chairman, President and Chief Executive Officer and the Chief Financial Officer, who may act jointly or severally. The Chief Financial Officer is responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.

Our investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its credit quality and fit within our overall asset/liability management objectives, its effect on our risk-based capital and the overall prospects for yield and/or appreciation.

Our investment portfolio, excluding FHLBB stock, totaled $141.5 million and $138.4 million at December 31, 2012 and 2011, respectively, and consisted primarily of United States government and agency securities, including debt and mortgage-backed securities, securities issued and guaranteed by Government Sponsored Enterprises (GSE’s), municipal and other bonds, mutual funds and equity securities, including trust preferred equity securities.

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

	At December 31,
	2012		2011		2010
	Amortized		Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available-for-Sale:
U.S. Treasury obligations	$118,984	$118,980	$80,999	$80,999	$112,973	$112,975
U.S. Government agency obligations	-	-	27,003	27,006	11,004	11,080
Government sponsored residential
mortgage-backed securities	9,803	10,603	19,254	20,545	30,516	32,294
Corporate debt securities	2,958	3,153	1,000	1,175	1,000	1,052
Trust preferred debt securities	-	-	42	42	44	44
Preferred equity securities	2,100	1,786	2,100	1,573	2,110	1,860
Marketable equity securities	348	372	348	366	398	406
Mutual funds	3,585	3,587	3,439	3,464	3,280	3,297
Total available-for-sale	$137,778	$138,481	$134,185	$135,170	$161,325	$163,008

Held-to-Maturity:
Government sponsored residential
mortgage-backed securities	$6	$6	$7	$7	$9	$9
Municipal debt securities	-	-	209	209	663	663
Trust preferred debt securities	3,000	3,000	3,000	3,000	3,000	3,000
Total held-to-maturity	$3,006	$3,006	$3,216	$3,216	$3,672	$3,672

During the years ended December 31, 2012, 2011 and 2010, we recorded no other-than-temporary impairment charges.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, most securities purchased were classified available-for-sale at December 31, 2012 and 2011.

U.S. Treasury and U.S. Government Agency Obligations: At December 31, 2012 and 2011, our U.S. Treasury and U.S. Government agency obligations portfolio totaled $119.0 million and $108.0 million, respectively, all of which were classified as available-for-sale. There were no structured notes or derivatives in the portfolio.

Government Sponsored Residential Mortgage-Backed Securities: We purchase mortgage-backed securities insured or guaranteed by U.S. Government agencies and government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae. We do not own any “private label” mortgage backed securities. We invest in mortgage-backed securities to achieve a positive interest rate spread with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae.

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

At December 31, 2012, the carrying value of Government sponsored residential mortgage-backed securities totaled $10.6 million or 0.6% of assets, and 0.6% of interest earning assets, $10.6 million of which were classified as available-for-sale and $6,000 of which were classified as held-to-maturity, compared to the carrying value of mortgage-backed securities at December 31, 2011 which totaled $20.5 million or 1.3% of assets, and 1.4% of interest-earning assets, $20.5 million of which were classified as available-for-sale and $7,000 of which were classified as held-to-maturity.  The available-for-sale mortgage-backed securities portfolio had a book yield of 5.10% at December 31, 2012, compared to a book yield of 4.85% at December 31, 2011 and the held-to-maturity mortgage-backed securities portfolio had a book yield of 11.5% at December 31, 2012 and 2011.  The estimated fair value of our mortgage-backed securities at December 31, 2012 was $10.6 million, which is $800,000 more than the amortized cost of $9.8 million and at December 31, 2011 $20.5 million, which is $1.3 million more than the amortized cost of $19.2 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Our investment portfolio contained no Government sponsored residential mortgage-backed securities collateralized by “subprime” loans for the years ended December 31, 2012 and 2011. Although we do not have a direct exposure to subprime related assets, the value and related income of our mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can have a negative impact upon the valuation of certain securities held by us.

Corporate Debt Securities: At December 31, 2012 and 2011, the fair value of our corporate bond portfolio totaled $3.2 million and $1.2 million, respectively, all of which was classified as available-for-sale. The corporate bond portfolio was fixed rate earning a book yield of 2.48% and 5.38% at December 31, 2012 and 2011, respectively.  Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Trust Preferred Debt Securities: At December 31, 2012 and 2011, the carrying value of our trust preferred debt securities totaled $3.0 million, of which $3.0 million was classified as held-to-maturity and $-0- and $44,000, respectively, was classified as available-for-sale.

Municipal Debt Securities: These securities consist primarily of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our investment policy requires that such state agency or municipal obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2011, our state agency and municipal obligations portfolio totaled $209,000, and is classified as held-to-maturity.

Marketable Equity Securities and Mutual Funds: We currently maintain a diversified equity securities and mutual funds portfolio. At December 31, 2012 and 2011, the fair value of our marketable equity securities portfolio totaled $372,000 and $366,000, respectively. Our marketable equity securities represented less than one percent of total assets at December 31, 2012 and 2011 and were classified as available-for-sale.  At December 31, 2012 and 2011, the mutual funds portfolio totaled $3.6 million and $3.5 million, respectively. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investment policy provides that the total equity portfolio cannot exceed 50% of the Tier I capital of Farmington Bank. Investments in equity securities and mutual funds involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Preferred Equity Securities: Our investments in preferred equity securities consist of 80,000 shares of both Goldman Sachs and FHLMC preferred stock and 4,000 shares of Morgan Stanley preferred stock.  The carrying value of our preferred equity securities totaled $1.8 million and $1.6 million at December 31, 2012 and 2011, respectively.

Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2012 and 2011 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year		More than Five Years		More than Ten Years		Total Securities
		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average		Average
December 31, 2012	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
					(Dollars in thousands)
Available-for-Sale:
U. S. Treasury obligations	$118,980	*	$-	-	$-	-	$-	0.00%	$118,980	*
Government-sponsored residential
mortgage-backed securities	701	4.10%	2,855	3.77%	1,350	4.50%	5,697	6.04%	$10,603	5.10%
Corporate debt securities	-	-	3,153	2.48%	-	-	-	-	3,153	2.48%
Total debt securities available-for-sale	$119,681	0.02%	$6,008	3.09%	$1,350	4.50%	$5,697	6.04%	$132,736	0.47%

Held-to-Maturity:
Mortgage-backed securities	$-	-	$6	11.50%	$-	-	$-	-	$6	11.50%
Trust preferred debt securities	-	-	-	-	-	-	3,000	4.73%	3,000	4.73%
Total debt securities held-to-maturity	$-	-	$6	11.50%	$-	-	$3,000	4.73%	$3,006	4.74%

	One Year or Less		More than One Year		More than Five Years		More than Ten Years		Total Securities
		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average		Average
December 31, 2011	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
					(Dollars in thousands)
Available-for-Sale:
U. S. Treasury obligations	$80,999	*	$-	-	$-	-	$-	-	$80,999	*
U.S. Government agency obligations	-	-	27,006	0.68%	-	-	-	-	27,006	0.68%
Government-sponsored residential
mortgage-backed securities	80	5.00%	11,614	4.08%	1,101	4.74%	7,750	6.01%	20,545	4.85%
Corporate debt securities	-	-	584	5.36%	591	5.41%	-	-	1,175	5.38%
Trust preferred debt securities	-	-	-	-	-	-	42	*	42	*
Total debt securities available-for-sale	$81,079	0.01%	$39,204	1.76%	$1,692	4.98%	$7,792	6.01%	$129,767	0.96%

Held-to-Maturity:
Mortgage-backed securities	$-	-	$7	11.50%	$-	-	$-	-	$7	11.50%
Municipal debt securities	209	1.60%	-	-	-	-	-	-	209	1.60%
Trust preferred debt securities	-	-	-	-	-	-	3,000	4.73%	3,000	4.73%
Total debt securities held-to-maturity	$209	1.60%	$7	11.50%	$-	-	$3,000	4.73%	$3,216	4.54%

* Less than 0.01%

Sources of Funds

General: Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, loan prepayments, investment maturities, retained earnings and income on earning assets.

Deposits: A majority of our depositors are persons who work or reside in Hartford County, Connecticut. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We had no brokered deposits for the years ended December 31, 2012 and 2011; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.  We did not have any borrowings from deposit brokers at December 31, 2012 and 2011.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon brand marketing, personalized customer service, long-standing relationships and competitive interest rates.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. Expansion of the branch network, the commercial and government banking divisions, as well as deposit promotions and disintermediation from investment firms due to increasing uncertainty in the financial markets, has provided us with opportunities to attract new deposit relationships.

It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2012, $359.3 million or 27.0% of our deposits were time deposits, of which $239.8 million will be maturing within one year or less.  At December 31, 2011, $385.9 million or 33.1% of our deposits were time deposits, of which $265.9 million will be maturing in one year or less.

Our government banking group provides deposit services to municipalities throughout Connecticut. Through the efforts of our government banking group, we attracted significant municipal deposits through existing and newly formed relationships. Municipal deposits as of December 31, 2012 and 2011 was $160.9 million or 12.1% and $120.2 million or 10.3% of our total deposits outstanding, respectively. These deposits can be more volatile than other deposits but provide significant liquidity generally at a lower or similar cost to wholesale funds. We limit the related contingent funding risk by limiting the amount of municipal deposits that can be accepted.

The following table displays a summary of our deposits by account type as of the dates indicated:

	At December 31,
	2012		2011		2010
	Balance	Percent	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Demand deposits	$247,586	18.6%	$195,625	16.6%	$152,906	13.7%
NOW accounts	227,205	17.1%	189,577	16.1%	217,151	19.4%
Money markets	317,030	23.8%	247,693	21.1%	158,232	14.1%
Savings accounts	179,290	13.5%	157,913	13.4%	136,256	12.2%
Total non-time deposit accounts	971,111	73.0%	790,808	67.2%	664,545	59.4%
Time deposits	359,344	27.0%	385,874	32.8%	453,677	40.6%
Total deposits	$1,330,455	100.0%	$1,176,682	100.0%	$1,118,222	100.0%

The following table displays the distribution of average deposit accounts by account type with the average rates paid at the dates indicated:

	At December 31,
	2012			2011			2010
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)
Non interest bearing deposit	$213,697	$-	-	$176,459	$-	-	$134,924	$-	-
NOW accounts	208,161	389	0.19%	252,381	632	0.25%	272,652	1,087	0.40%
Money markets	278,179	2,017	0.73%	208,985	1,993	0.95%	153,696	1,282	0.83%
Savings accounts	171,871	291	0.17%	149,598	334	0.22%	132,677	341	0.26%
Time deposits	367,380	3,994	1.09%	419,084	4,706	1.12%	430,934	5,619	1.30%
Total interest bearing deposit	1,025,591	$6,691	0.65%	1,030,048	$7,665	0.74%	989,959	$8,329	0.84%
Total deposits	$1,239,288			$1,206,507			$1,124,883

The following table displays information concerning time deposits by interest rate ranges at the dates indicated:

	At December 31, 2012
	Period to Maturity						Total at December 31,
			Two to	More than
	Less Than	One to	Three	Three		Percent of
	One Year	Two Years	Years	Years	Total	Total	2011	2010
	(Dollars in thousands)
Interest Rate Range:
1.00% and below	$207,230	$21,974	$3,937	$28	$233,169	64.9%	$230,431	$250,346
1.01% - 2.00%	26,589	15,753	6,471	8,778	57,591	16.0%	85,028	130,908
2.01% - 3.00%	5,639	10,558	15,126	36,768	68,091	18.9%	68,000	64,459
3.01% - 4.00%	338	-	155	-	493	0.2%	1,934	5,163
4.01% - 5.00%	-	-	-	-	-	0.0%	481	1,331
5.01% - 6.00%	-	-	-	-	-	0.0%	-	1,470
Total	$239,796	$48,285	$25,689	$45,574	$359,344	100.0%	$385,874	$453,677

The following table sets forth time deposits by time remaining until maturity as of December 31, 2012.

	Maturity
	Three months	Over three to	Over six to	Over one year	Over three
	or less	six months	twelve months	to three years	Years	Total
			(Dollars in thousands)
Time deposits less than $100,000	$55,882	$50,053	$36,110	$46,377	$19,652	$208,074
Time deposits of $100,000 or more	35,292	38,326	24,133	27,597	25,922	151,270
	$91,174	$88,379	$60,243	$73,974	$45,574	$359,344

As of December 31, 2011, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $157.2 million.

The following table sets forth the interest-bearing deposit activities for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance beginning of period	$981,057	$965,316	$870,591
Net increase in deposits before interest credited	95,121	8,076	86,396
Interest credited	6,691	7,665	8,329
Net increase in deposits	101,812	15,741	94,725
Balance end of period	$1,082,869	$981,057	$965,316

Borrowed Funds

At December 31, 2012 and 2011, we had an available line of credit with the FHLBB in the amount of $8.8 million and access to additional Federal Home Loan Bank advances of up to $294.3 million subject to collateral requirements of the FHLBB.  Internal policies limit borrowings to 25.0% of total assets, or $455.7 million and $404.4 million at December 31, 2012 and 2011, respectively.

We have a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by our investments in certain treasury bill securities with a fair value totaling $25.0 million and $451,000 in cash. Outstanding repurchase agreement borrowings totaled $21.0 million at December 31, 2012 and 2011.

The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million at December 31, 2012 and 2011, which was undrawn at December 31, 2012 and 2011.

The Company has access to $3.5 million unsecured line of credit agreement with a well-capitalized bank which expires on August 31, 2013. The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at December 31, 2012 and 2011.

Competition

We face competition within our market area both in making loans and attracting deposits. Hartford County has a high concentration of financial institutions including large commercial banks, community banks, credit unions and mortgage companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

Based on the most recent data available from the FDIC, we possess a 3.93% deposit market share in Hartford County as of June 30, 2012.  Our market share rank is 5th out of 30 financial institutions.  All of the institutions who possess a greater deposit market share, are headquartered outside of Hartford County.

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

Village Square Holdings, Inc.: Established in 1992, held certain commercial real estate of Farmington Bank previously used as Farmington Bank’s operations center prior to our relocation to One Farm Glen Boulevard, Farmington, Connecticut.  The commercial real estate was sold during 2012.

The activities of these subsidiaries have had an insignificant effect on our consolidated financial conditions and results of operations to date.

Employees

At December 31, 2012, we had 326 full-time equivalent employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

SUPERVISION AND REGULATION

General

Farmington Bank, a Connecticut-chartered stock savings bank, is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the FDIC, as its deposit insurer. Farmington Bank’s deposits are insured up to applicable limits by the FDIC through the Federal Deposit Insurance Fund. Farmington Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Department of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions and opening or closing branch offices. FCB, as a bank holding company is subject to regulation by and required to file reports with the Connecticut Department of Banking, the FDIC, the Federal Reserve Board and the Securities and Exchange Commission.

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

A provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also broadened the base for FDIC deposit insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.  The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2% ratio.

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

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Act on First Connecticut Bancorp or Farmington Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they at a minimum will increase our operating and compliance costs.

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

As a public company with securities registered under the Securities Exchange Act of 1934, First Connecticut Bancorp also is subject to that statute and to the Sarbanes-Oxley Act.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2012, Farmington Bank was a well-capitalized institution.

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

The FDIC provides insurance up to $250,000 per depositor for each account ownership category and unlimited deposit insurance coverage is available through December 31, 2012, for non-interest-bearing transaction accounts. Additionally, the FDIC approved a plan for rebuilding the Deposit Insurance Fund after several bank failures in 2008. The FDIC plan aims to rebuild the Deposit Insurance Fund within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2012, 2011 and 2010, the total FDIC assessments were $1.2 million, $1.5 million and $1.8 million, respectively.

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

Federal Home Loan Bank System: Farmington Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. Farmington Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, we were in compliance with this requirement with an investment in FHLBB stock of $8.9 million and $7.4 million at December 31, 2012 and 2011, respectively.  In 2008, the FHLBB suspended the dividend on stock but has recently begun paying a dividend equal to an annual yield of 0.30% based on average stock outstanding. The FHLBB’s management reported that their board of directors anticipates that it will continue to declare modest cash dividends, but cautioned that adverse events such as a negative trend in credit losses on the FHLBB’s private label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by us.

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

The Sarbanes-Oxley Act also required that the various securities exchanges, including The Nasdaq Global Select Market, prohibit the listing of the stock of an issuer unless that issuer complies with various requirements relating to their committees and the independence of their directors that serve on those committees.

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

Federal and State Taxation

Federal Taxation

General: We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our 2011 tax returns are currently under audit. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us.

Method of Accounting: For Federal income tax purposes, we report income and expenses on the accrual method of accounting and use tax year ending December 31 for filing federal income tax returns.

Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Farmington Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Farmington Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2012, Farmington Bank had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Farmington Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2012, our total federal pre-1988 base year reserve was $3.4 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Farmington Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2012, we had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

Connecticut

We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2012 and 2011) to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Farmington Bank established a passive investment company in 1999 and substantially eliminated the state income tax expense of Farmington Bank since the passive investment company’s organization through December 31, 2012.

We believe we are in compliance with the state passive investment company requirements and that no state taxes relating from Farmington Bank are due for the years ended December 31, 2010 through December 31, 2012; however, we have not been audited by the Department of Revenue Services for such periods. If the state were to determine that the passive investment company was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, we would be subject to additional state income taxes in Connecticut.

Farmington Bank and FCB are not currently under audit with respect to their state tax returns, and their state tax returns have not been audited for the past five years.

Maryland

As a Maryland business corporation, First Connecticut Bancorp, Inc. is required to file an annual income tax return with the State of Maryland.

Item 1A.  Risk Factors

A substantial portion of our loan portfolio consists of commercial real estate loans and commercial loans, which expose us to increased risks and could adversely impact our earnings.

Our executive management team has brought an increased focus to transitioning Farmington Bank’s balance sheet to be more like a commercial bank. At December 31, 2012, our commercial real estate loans and commercial business loans totaled $474.8 million and $192.2 million, or 30.9% and 12.6%, respectively, of our total loan portfolio. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and business of the borrowers and the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of our commercial real estate and commercial loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.

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

From December 31, 2010 to December 31, 2012, our total loan portfolio increased by $357.6 million or 30.4%.  As a result of this rapid expansion, a significant portion of our portfolio is unseasoned. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income.  Our loan loss allowance for the years ended December 31, 2012 and 2011 was $17.2 million and $17.5 million, respectively.  Although we are currently unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

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

We opened new branches in 2012 and 2011, and expect to continue branch expansion which may result in losses at those branches initially as they generate new deposit and loan portfolios, and negatively impact our earnings.

We opened new branch offices in Bloomfield, Connecticut and South Windsor, Connecticut in 2012 and opened two new branch offices during 2011.  Additionally, we opened our 20th branch in Newington, CT in February 2013 and anticipate opening our 21st branch office in East Hartford, CT in the third quarter of 2013.  We intend to continue to explore opportunities to expand our branch network at a rate of approximately two to three de novo branches per year for so long as the deposit and loan generating environment continues to be favorable. Losses are expected in connection with these new branches for some time, as the expenses and costs of acquisition associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.

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

Our government banking group provides deposit services to municipalities throughout Connecticut.  Our municipal deposits as of December 31, 2012 and 2011 were $160.9 million, or 12.1%, and $120.2 million, or 10.3%, of our total deposits outstanding, respectively. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short term liquidity and have an adverse impact on our earnings.

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

During the past several years, general economic conditions continued to remain weak nationally as well as in our market area. Unemployment in Hartford County, Connecticut was 8.1% as of December 2012, compared to 8.6% for the State of Connecticut and 7.8% for the United States for the same period.  The continuing housing slump has resulted in reduced demand for the construction of new housing and single family home sales.  Worsening of these conditions may adversely affect our business by materially decreasing our net interest income or materially increasing our loan losses. There can be no assurance that we will not be affected by the current economic conditions in a way we cannot currently predict or mitigate.

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

We are generally unable to control the amount of premiums and special assessments that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures we may be required to pay even higher FDIC premiums than the recently increased levels. Such increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We operate through our 20 full service branch offices, four limited services offices and two stand-alone ATM facilities. Various leases have renewal options up to an additional 30 years.

Our full service branch offices and limited service offices are located as follows:

Branch	Address	Owned or Leased

Avon West	427 West Avon Road, Avon, CT 06001	Lease (Expires 2019)

Avon 44	310 West Main Street, Avon, CT 06001	Own

Berlin	1191 Farmington Avenue, Berlin, CT 06037	Lease (Expires 2020)

Bristol	475 Broad Street, Bristol, CT 06010	Own

Burlington	253 Spielman Highway, Burlington, CT 06013	Own

Main Street	32 Main Street, Farmington, CT 06032	Own

Gables (1) (3)	20 Devonwood Drive, Farmington, CT 06032	n/a

Village Gate (1) (3)	88 Scott Swamp Road, Farmington, CT 06032	n/a

Westwoods	282 Scotts Swamp Road, Farmington, CT 06032	Own

Westfarms	550 South Road, Farmington, CT 06032	Lease (Expires 2016)

Farm Glen (1)(2)	One Farm Glen Boulevard, Farmington, CT 06032	Lease (Expires 2019)

Glastonbury	669 Hebron Avenue, Glastonbury, CT 06033	Own

New Britain	73 Broad Street, New Britain, CT 06053	Own

Plainville - Route 10	117 East Street, Plainville, CT 06062	Lease (Expires 2015)

Plainville 372	129 New Britain Avenue, Plainville, CT 06062	Lease (Expires 2025)

Southington	One Center Street, Southington, CT 06489	Lease (Expires 2015)

Southington Drive-Thru (1)	17 Center Place, Southington, CT 06489	Lease (Expires 2014)

Unionville	1845 Farmington Avenue, Unionville, CT 06085	Own

West Hartford	962 Farmington Avenue, West Hartford, CT 06110	Lease (Expires 2014)

Elmwood	176 Newington Road, West Hartford, CT 06110	Lease (Expires 2026)

Wethersfield	486 Silas Deane Highway, Wethersfield, CT 06129	Own

Bloomfield	782 Park Avenue, Bloomfield, CT 06002	Lease (Expires 2022)

South Windsor	350 Buckland Road, South Windsor, CT 06074	Lease (Expires 2032)

Newington	1095 Main Street, Newington, CT 06111	Lease (Expires 2033)

(1) Limited Service Office
(2) Executive Office
(3) Bank provided space at no cost.

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

Item 4. Mine Safety Disclosures
None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)
The shares of common stock of First Connecticut Bancorp, Inc. are quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “FBNK.” As of December 31, 2012, First Connecticut Bancorp had 2,187 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 17,714,481 shares outstanding.

Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

			Cash
			Dividend
Quarter Ended	High	Low	Declared
December 31, 2012	$13.75	$13.50	$0.03
September 30, 2012	13.60	13.49	0.03
June 30, 2012	13.45	13.16	0.03
March 31, 2012	13.41	12.99	0.03
December 31, 2011	13.60	11.14	0.03
September 30, 2011	11.32	10.34	-
June 30, 2011*	11.08	11.08	-
March 31, 2011	n/a	n/a	-

* First Connecticut Bancorp, Inc. first day of trading was June 29, 2011.

Payment of dividends on First Connecticut Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, legal, and regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. See Item 1 “Supervision and Regulations” for information relating to restrictions on dividends.  Repurchases of the Company’s shares of common stock during the fourth quarter of the year ended December 31, 2012 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended December 31, 2012.

Set forth below is a stock performance graph comparing the quarterly total return on our shares of common stock, commencing with the closing price on June 30, 2011, with (a) the cumulative total return on stocks included in the Russell 2000 Index, (b) the cumulative total return on stocks included in the SNL New England U.S. Bank Index and (c) the cumulative total return on stocks included in the SNL U.S. Thrift Index.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

				Period Ending
Index	06/30/11	09/30/11	12/31/11	03/31/12	06/30/12	09/30/12	12/31/12
First Connecticut Bancorp, Inc.	100.00	102.17	117.70	119.61	122.70	123.07	125.54
Russell 2000	100.00	78.13	90.23	101.45	97.92	103.07	104.98
SNL New England U.S. Bank	100.00	73.60	92.43	104.33	102.89	99.73	107.80
SNL New England U.S. Thrift	100.00	86.72	97.83	103.36	96.82	101.82	103.88

Source : SNL Financial LC, Charlottesville, VA

(B)
Not Applicable

(C)
During the quarter ending December 31, 2012, the Company made the following repurchases of the common stock:

				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
October 1-31, 2012	-	$-	577,322	1,210,698
November 1-30, 2012	209,020	$13.52	786,342	1,001,678
December 1-31, 2012	63,095	$13.64	849,437	938,583

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

	At December 31,
	2012	2011	2010	2009	2008
Selected Financial Condition Data:	(Dollars in thousands)
Total assets	$1,822,946	$1,617,650	$1,416,630	$1,255,186	$1,094,387
Cash and cash equivalents	50,641	90,296	18,608	28,299	31,732
Held to maturity securities	3,006	3,216	3,672	3,010	3,011
Available for sale securities	138,481	135,170	163,008	121,350	178,104
Federal Home Loan Bank of Boston stock	8,939	7,449	7,449	7,449	7,420
Loans receivable, net	1,520,170	1,295,177	1,157,917	1,039,995	831,911
Deposits	1,330,455	1,176,682	1,118,222	1,002,780	811,848
Federal Home Loan Bank advances	128,000	63,000	71,000	62,000	117,000
Total stockholders' equity	241,522	251,980	94,993	93,673	90,663
Allowance for loan losses	17,229	17,533	20,734	16,316	9,952
Non-performing loans (*)	13,782	15,501	17,722	14,846	6,115

(*) Non-performing loans include loans for which Farmington Bank does not accrue interest (non-accrual loans) and loans 90 days past due and still accruing interest.

	2012	2011	2010	2009	2008
Selected Operating Data:	(Dollars in thousands)
Interest income	$62,860	$59,025	$60,901	$57,917	$55,718
Interest expense	9,628	10,826	11,613	17,408	22,605
Net Interest Income	53,232	48,199	49,288	40,509	33,113
Provision for allowances for loan losses	1,380	4,090	6,694	7,896	2,117
Net interest income after provision for loan losses	51,852	44,109	42,594	32,613	30,996
Noninterest income	9,490	5,688	7,051	3,693	(560)
Noninterest expense, excluding contribution
to charitable foundation (**)	56,078	49,435	42,674	34,747	27,343
Contribution to charitable foundation (**)	-	6,877	-	495	534
Total noninterest expense	56,078	56,312	42,674	35,242	27,877
Income (loss) before income taxes	5,264	(6,515)	6,971	1,064	2,559
Income tax expense (benefit)	1,341	(2,475)	2,102	175	613

Net income (loss)	3,923	(4,040)	4,869	889	1,946

(**) In connection with the Conversion and Reorganization on June 29, 2011, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization, which was funded with a contribution of 687,000 shares of the Company's common stock.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:	(Dollars in thousands, except per share amounts)
Return on average assets	0.23%	(0.26)%	0.35%	0.07%	0.19%
Return on average equity	1.58%	(2.24)%	4.95%	0.95%	2.13%
Interest rate spread (1)	3.16%	3.05%	3.61%	3.30%	2.94%
Net interest margin (2)	3.35%	3.23%	3.75%	3.57%	3.40%
Non-interest expense to average assets	3.29%	3.57%	3.05%	2.94%	2.69%
Efficiency Ratio (3)	89.41%	104.50%	75.75%	79.73%	85.64%
Efficiency ratio, excluding foundation contribution	89.41%	91.74%	75.75%	78.61%	84.00%
Average interest-earning assets to average
interest-bearing liabilities	132.09%	125.26%	115.46%	117.12%	119.43%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.12%	1.34%	1.76%	1.54%	1.18%
Allowance for loan losses as a percent
of non-performing loans	125.01%	113.11%	117.00%	109.90%	162.75%
Net charge-offs to average loans	0.12%	0.61%	0.21%	0.17%	0.04%
Non-performing loans as a percent of total loans	0.90%	1.18%	1.51%	1.41%	0.73%
Non-performing loans as a percent of total assets	0.76%	0.96%	1.25%	1.18%	0.56%

Per Share Related Data:
Basic and diluted earnings per share (5)	$0.24	$(0.29)	n/a	n/a	n/a
Dividends per share	$0.12	$0.03	n/a	n/a	n/a
Dividend ratio payout	50.00%	(10.34)%	n/a	n/a	n/a

Capital Ratios:
Equity to total assets at end of period	13.25%	15.58%	6.71%	7.46%	8.28%
Average equity to average assets	14.55%	11.45%	7.05%	7.80%	8.83%
Tier I capital to risk-weighted assets	17.53%	21.13%	9.02%	9.23%	11.28%
Tier I capital to total average assets	13.88%	15.51%	6.48%	7.37%	8.31%
Total capital to risk-weighted assets	18.78%	22.38%	10.28%	10.48%	12.53%
Total capital to total average assets	14.16%	15.98%	6.80%	7.82%	8.76%

Other Data:
Number of full service offices	19	17	15	12	12
Number of limited service offices	4	4	4	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of the interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income

(4)	Represents dividends per share divided by basic earnings per share.

(5)
Net loss per share for the year ended December 31, 2011 reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to December 31, 2011.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

After successfully completing our Initial Public Offering in June 2011, we enjoyed our first full year as a public company, providing returns to shareholders through the appreciation of our stock price and five consecutive quarters of dividend payments.  We opened new branches in new markets with tremendous success.  We had record levels of loan growth in both Commercial Real Estate and Commercial and Industrial loans, and we were named the #1 Small Business Administration Lender in the State of Connecticut.  We expect to continue to have pressures on our net interest margins due to the low level of interest rates; as well as continued escalation in compliance costs related to the forthcoming regulations implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Financial highlights for First Connecticut Bancorp for the year ended December 31, 2012 are as follows:

●
Strong Regulatory Capital Ratios:  Our total Risk Based Capital rate at December 31, 2012 is 18.78%.  The minimum ratio to remain Well Capitalized is 10.00%.  Our total Leverage Ratio or Tier I Capital Ratio at December 31, 2012 is 13.88%.  The minimum ratio to remain Well Capitalized is 5.00%.

●	Strong Asset Growth: Total assets increased $205.3 million or 12.7% to $1.8 billion at December 31, 2012.
●
Strong Loan Growth:  Total loans increased $223.9 million or 17.1% to $1.5 billion at December 31, 2012.  This growth was achieved despite resort loans decreasing $44.1 million or 59% for the year ended December 31, 2012.

●
Critical loan portfolios experienced very strong loan growth. Growth rates are as follows:  Commercial Real Estate 16.1%, Commercial Loans 24.6%, Real Estate Construction 38.8%, Residential Real Estate 23.4% and Home Equity Line of Credit 29.9%.

●	Core (Critical) Deposits experienced very strong growth. Growth rates are as follows: Savings 13.5%, Money markets 28.0% and Non-interest bearing deposits 26.6%.
●	Checking accounts grew by 17% or 5,066 net new accounts for the year ended December 31, 2012.
●
On December 27, 2012, the Company announced the freeze of its non-contributory defined benefit and other post-retirement plans effective February 28, 2013 limiting future growth in the Company’s pension and other post-retirement liabilities.  As a result, the Company recognized a $1.4 million reduction in pension and other post-retirement benefit expenses related to unrecognized prior service costs for the quarter ended December 31, 2012.  For 2013, it is expected the net incremental decrease in pension and other post-retirement expenses will be approximately $606,000.

●	The Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan which will allow us to retain and attract the resources needed to attain our strategic goals.

In addition to the above highlights, we opened two new branch offices in 2012 and one new branch office in February 2013 for a total of 20 full service branch offices with another branch office expected to open during the third quarter of 2013 as we continue to expand our geographical footprint in strategically positioned markets.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and governments, with an ongoing commitment to provide quality customer service.

●
Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater.  As of December 31, 2012 our total risk-based capital ratio was 18.58%.

●
Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

●
Continuing to focus on residential and consumer lending and the implementation of our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function mitigating our interest rate risk .

●
Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

●
Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area.  We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services such as our mobile banking app which was released in 2012.

●
Continuing expansion through de novo branching. Farmington Bank opened new branch offices in Bloomfield and South Windsor, Connecticut in 2012 and Newington, Connecticut in February 2013.  We anticipate opening our 21st new branch office in East Hartford, Connecticut in the third quarter of 2013. We intend to continue to explore opportunities to expand our branch network that are consistent with our strategic growth plans.

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

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.  All reserves are available to cover any losses regardless of how they are allocated.

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2012.

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

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, may have an effect on the credit quality in this segment.

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

Resort – Loans in this segment include loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 95% of the resort portfolio at December 31, 2012, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted consumer notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The Company is gradually exiting the resort financing market.

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

During 2012, we have started to see a slight improvement in the real estate markets and  the overall economic conditions which have led to an improvement in collateral values and cash flows of borrowers.  The stabilization of these economic conditions have led to a decrease in charge-offs, delinquencies and non-performing loans and improved valuations for the Company’s impaired loans as of December 31, 2012.  The economy is still very fragile and uncertain as we enter 2013.  If the current trend reverses itself in 2013, it could impact significant estimates such as the allowance for loan losses and the effect could be material.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At December 31, 2012 and 2011, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At December 31, 2012 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2009 through 2011.  If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of December 31, 2012, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of December 31, 2012, our net deferred tax asset was $15.7 million and there was no valuation allowance.

Pension and Other Post-retirement Benefits: On December 27, 2012, the Company announced it will freeze the non-contributory defined-benefit pension plan and certain other postretirement benefit plans as of February 28, 2013.  All benefits under these plans will be frozen as of that date and no additional benefits shall accrue.  As a result, the Company recognized a $1.5 million reduction in pension and defined postretirement benefit expenses related to unrecognized prior service costs for the year ended December 31, 2012.

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

Stock Incentive Plan: During August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company applies ASC 718, Compensation – Stock Compensation, and has recorded stock-based employee compensation cost using the fair value method. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

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

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Our total assets increased $205.3 million or 12.7%, to $1.8 billion at December 31, 2012, from $1.6 billion at December 31, 2011, primarily due to a $225.0 million increase in loans offset by a $39.7 million decrease in cash and cash equivalents.  Our cash and cash equivalents decreased $39.7 million when comparing December 31 2012 to December 31, 2011 primarily as a result of investing the net proceeds from our June 2011 public offering in loans executing our ongoing strategic initiatives in 2012.  Deposits increased $153.8 million and FHLB advances increased $65.0 million.

Our investment portfolio totaled $141.5 million or 7.8% of total assets, and $138.4 million or 8.6% of total assets at December 31, 2012 and 2011, respectively. Available-for-sale investment securities totaled $138.5 million at December 31, 2012 compared to $135.2 million at December 31, 2011.  Securities held-to-maturity decreased $210,000 to $3.0 million at December 31, 2012 from $3.2 million at December 31, 2011 due to a municipal bond being paid off during 2012. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

The net unrealized gains on securities available-for-sale, on a pre-tax basis, decreased by $281,000 to $704,000 at December 31, 2012. The decrease in the net unrealized gains on investment securities available-for-sale primarily reflects a decrease of $491,000 in the net unrealized gains on government sponsored residential mortgage-backed securities offset by a net unrealized loss decrease of $213,000 in our preferred equity securities.  As of December 31, 2012 and 2011, our available-for-sale investment securities portfolio gross unrealized losses equaled $345,000 and $663,000, respectively, of which $336,000 and $632,000, respectively, were from securities that had been in a loss position of twelve months or more. Management does not believe that the unrealized loss represents an other-than-temporary impairment.

Net loans increased $225.0 million or 17.4% at December 31, 2012 to $1.5 billion compared to $1.3 billion at December 31, 2011 due to increasing our focus on residential and commercial lending which combined increased $271.9 million offset by a $44.1 million decrease in resort loans as we are gradually exiting the resort financing market.  At December 31, 2012 and 2011, respectively, the loan portfolio consisted of $621.0 million and $503.4 million in residential real estate loans, $473.8 million and $408.2 million in commercial real estate loans, $64.4 million and $46.4 million in construction loans, $192.2 million and $154.3 million in commercial loans, $142.5 million and $109.8 million in home equity lines of credit loans, $31.2 million and $75.4 million in resort loans and $8.9 million and $12.8 million in installment, collateral, demand and revolving credit loans.

The allowance for loan losses remained relatively flat decreasing $304,000 to $17.2 million at December 31, 2012 from $17.5 million at December 31, 2011.  Impaired loans decreased $4.1 million to $36.9 million as of December 31, 2012 from $41.0 million as of December 31, 2011.  Non-performing loans decreased $1.7 million to $13.8 million at December 31, 2012 from $15.5 million as of December 31, 2011. At December 31, 2012, the allowance for loan losses represented 1.12% of total loans and 125.01% of non-performing loans, compared to 1.34% of total loans and 113.11% of non-performing loans as of December 31, 2011. Net charge-offs for the year ended December 31, 2012 were $1.7 million or 0.12%, compared to net charge-offs for the year ended December 31, 2011 of $7.3 million or 0.61% of average loans outstanding for the respective periods due to a $4.9 million fully reserved resort loan charged-off in the second quarter of 2011.  Loan delinquencies 30 days and greater decreased $1.8 million to $17.1 million for the year ended December 31, 2012 when compared to the prior year.  Past due loans are primarily in our residential and commercial real estate portfolios and are due to weak economic conditions leading to stress on cash flows of our borrowers.

Bank-owned life insurance increased $7.1 million to $37.4 million at December 31, 2012 from $30.4 million at December 31, 2011 primarily due to the purchase of an additional $6.0 million in bank-owned life insurance to offset costs incurred in connection with compensation plans.

Deposits increased $153.8 million or 13.1% to $1.3 billion at December 31, 2012 from $1.2 billion at December 31, 2011. Interest-bearing deposits grew $101.8 million to $1.1 billion at December 31, 2012 from $981.1 million at December 31, 2011.  Noninterest-bearing demand deposits totaled $247.6 million at December 31, 2012, an increase of $52.0 million or 26.6% from December 31, 2011 due to our continued efforts to obtain more individual and commercial account relationships.  At December 31, 2012 and 2011, respectively, interest-bearing deposits consisted of $227.2 million and $189.6 million in NOW accounts, $317.0 million and $247.7 million in money market accounts, $179.3 million and $157.9 million in savings accounts, $359.3 million and $385.9 million in time deposits. The $101.8 million increase in interest-bearing deposits at December 31, 2012 from December 31, 2011 was primarily due to the opening of our two branches located in Bloomfield, CT and South Windsor, CT, and an increase in overall deposits as we continue to grow our customer base and an increase in municipal deposits accounts of approximately $30.6 million.  Our weighted-average rate paid on deposits outstanding for the year ended December 31, 2012 declined 9 basis points to 0.65% from 0.74% when compared to the prior year.

Federal Home Loan Bank advances increased $65.0 million to $128.0 million at December 31, 2012 from $63.0 million at December 31, 2011 as we continue to fund our organic loan growth.  Our repurchase liabilities decreased $10.3 million to $54.2 million at December 31, 2012 from $64.5 million at December 31, 2011 primarily due to fluctuations in the cash flows of our business checking customers using our repurchase swap product where excess funds are swept daily into a collateralized account.

Total stockholders’ equity decreased $10.5 million to $241.5 million at December 31, 2012 compared to $252.0 million at December 31, 2011 primarily due to the purchase of common stock for the ESOP, repurchase of common stock offset by $3.9 million in net income.

In August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (the “Plan”). The Plan provides for a total of 2,503,228 shares of common stock for issuance upon the grant or exercise of awards.  The Plan allowed for the granting of 1,788,020 non-qualified stock options and 715,208 shares of restricted stock.  On September 5, 2012, certain officers, employees and outside directors were granted in aggregate 1,698,157 non-qualified stock options and 715,208 shares of restricted stock.  For the year ended December 31, 2012, the Company recorded $4.0 million of share-based compensation expense.

Summary of Operating Results for the Years Ended December 31, 2012 and 2011

The following discussion provides a summary and comparison of our operating results for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Net interest income	$53,232	$48,199	$5,033	10.4%
Provision for loan losses	1,380	4,090	(2,710)	(66.3)
Non-interest income	9,490	5,688	3,802	66.8
Non-interest expense	56,078	56,312	(234)	(0.4)
Income (loss) before taxes	5,264	(6,515)	11,779	(180.8)
Income tax expense (benefit)	1,341	(2,475)	3,816	(154.2)
Net income (loss)	$3,923	$(4,040)	$7,963	(197.1	) %

For the year ended December 31, 2012, net income increased by $8.0 million to $3.9 million compared to a net loss of $4.0 million for the year ended December 31, 2011. The loss in 2011 primarily resulted from a $5.2 million expense incurred, net of taxes, for a stock contribution made to the Farmington Bank Community Foundation, Inc. and an $851,000 expense incurred to complete the phase out the Phantom Stock Plan. The improved performance also resulted from increases in net interest income and noninterest income, and decreases in the provision for loan losses and noninterest expenses.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

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

Interest and Dividend Income: For the year ended December 31, 2012, interest and dividend income increased $3.4 million or 6.5% to $62.9 million from $59.0 million in the prior year.  Our average interest-earning assets for the year ended December 31, 2011, grew by $97.9 million or 6.6% to $1.6 billion from $1.5 billion for the same period last year, while the yield on average interest-earning assets remained flat at 3.96%. Interest income on loans increased $4.4 million or 7.8% to $61.3 million for the year ended December 31, 2012 from $56.9 million in the prior year due to an increase of $216.0 million or 7.8% in the average balance of loans, partially offset by a 41 basis point decline in the weighted average yield. A decrease of $15.9 million in the average balance of securities for the year ended December 31, 2012 when compared to the year ended December 31, 2011, and a 14 basis point decline in the yield resulted in a $380,000 or 20.8% reduction in the interest and dividends on investments. The decline in yield was primarily due to replacing higher yielding matured securities with lower yielding securities. Other interest income earned on federal funds sold and other short-term investments decreased $235,000 due to the average balance decreasing $102.5 million for the year ended December 31, 2012 when compared to the prior year as a result of investing the proceeds from our IPO to execute on our ongoing strategic initiatives.

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income before the provision for loan losses was $53.2 million for the year ended December 31, 2012, compared to $48.2 million for the year ended December 31, 2011. The $5.0 million or 10.4% increase in net interest income was primarily driven by loan growth, an increase in prepayment penalty fees and lower funding costs The net interest margin increased 12 basis points to 3.35% for the year ended December 31, 2012 compared to 3.23% for the year ended December 31, 2011.  The yield on average interest-earning assets remained flat at 3.96% as a result of offsetting record low residential rates with an increase in our commercial lending and an increase in prepayment penalty fees.  The average net loans receivable yield decreased 41 basis points to 4.35%, which was offset with an $846,000 increase in prepayment penalty fees and average loan balances increasing $216.0 million or 18.1% for the year ended December 31, 2012.  The cost of average interest-earning liabilities decreased 11 basis points to 0.80% for the year ended December 31, 2012 reflecting lower funding costs.

Interest Expense: Interest expense for the year ended December 31, 2012 decreased $1.2 million or 11.1% totaling $9.6 million from $10.8 million in the prior year even though our average interest-bearing deposits remained flat at $1.0 billion.  The decrease in interest expense resulted from a 9 basis points decline in the average cost of interest-bearing deposits to 0.65% for the year ended December 31, 2012 from 0.74% for the year ended December 31, 2011.  The decrease in the cost of funds was primarily due to the sustained low interest rate environment and the average balance of time deposits decreasing $51.7 million compared to the prior year.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at a competitive rate and reduced our rate concession practices for customers who did not utilize multiple bank services.

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

Management recorded a provision for loan losses of $1.4 million for the year ended December 31, 2012 compared to $4.1 million for the year ended December 31, 2011.  The decrease in the provision resulted from reserving approximately $3.2 million in the fourth quarter of 2011 due to deterioration in commercial real estate loans originated prior to 2008.   The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

At December 31, 2012, the allowance for loan losses totaled $17.2 million, or 1.12% of total loans and 125.0% of non-performing loans, compared to an allowance for loan losses of $17.5 million which represented 1.34% of total loans and 113.1% of non-performing loans at December 31, 2011.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income.

The following table summarizes noninterest income for the year ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$3,714	$3,355	$359	10.7%
Net gain on sales of investments	-	89	(89)	(100.0)
Net gain on loans sold	3,151	671	2,480	369.6
Brokerage and insurance fee income	123	189	(66)	(34.9)
Bank owned life insurance income	1,537	725	812	112.0
Other	965	659	306	46.4
Total noninterest income	$9,490	$5,688	$3,802	66.8%

Noninterest income increased $3.8 million or 66.8% to $9.5 million for the year ended December 31, 2012 compared to $5.7 million for the year ended December 31, 2011.  Fees for customer services increased $359,000 or 11%.  Gain on sale of fixed-rate residential mortgage loans increased $2.5 million or 370.0% to $3.2 million compared to $671,000 for the year ended December 31, 2011 due to an expansion in our secondary market residential lending program.  Bank-owned life insurance income increased $812,000 reflecting the purchase of additional insurance within the past twelve months and a policy payout.  Other income increased $306,000 primarily due to an increase in the mortgage banking derivatives.

Noninterest Expense: The following table summarizes noninterest expense for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$32,828	$28,605	$4,223	14.8%
Occupancy expense	4,491	4,534	(43)	(0.9)
Furniture and equipment expense	4,381	4,047	334	8.3
FDIC assessment	1,170	1,466	(296)	(20.2)
Marketing	2,455	2,474	(19)	(0.8)
Contribution to Farmington Bank
Community Foundation, Inc.	-	6,877	(6,877)	(100.0)
Other operating expenses	10,753	8,309	2,444	29.4
Total noninterest expense	$56,078	$56,312	$(234)	(0.4)%

Noninterest expense decreased $234,000 or 0.4% to $56.1 million for the year ended December 31, 2012 compared to $56.3 million for the year ended December 31, 2011.  Salaries and employee benefits increased $4.2 million to $32.4 million compared to $28.6 million for the year ended December 31, 2011.  Excluding the $1.5 million reduction in pension and other post-retirement benefits expense due to the freeze of our non-contributory defined benefit and other post-retirement benefit plans and the $851,000 incurred to phase out the Phantom Stock Plan for the year ended December 31, 2011, salaries and employee benefits increased $6.5 million for the year ended December 31, 2012.  The increase was due to supporting our de novo branch growth, providing the resources to sustain our strategic growth and $2.8 million of employees’ stock compensation expense incurred related to the 2012 Stock Incentive Plan.  Furniture and equipment expense increased $334,000, or 8.3%, to $4.4 million primarily due to opening two new branches during 2012.  We incurred FDIC assessments of $1.2 million for the year ended December 31, 2012, representing a $296,000 decrease compared to the prior year.  As part of our Initial Public Offering in June 2011, we contributed $6.9 million in stock to our charitable foundation to benefit the nonprofit organizations and community organizations within the communities we serve.  Other operating expenses increased $2.4 million to $10.7 million compared to $8.3 million for the year ended December 31, 2011.  The increase was primarily due to directors’ stock compensation expense totaling $1.2 million related to the 2012 Stock Incentive Plan implemented in the current year, a $394,000 loss on the sale of non-strategic properties and a $430,000 increase in office expense to support our growth.

Income Tax Expense (Benefit): Income taxes increased $3.8 million resulting in a tax expense of $1.3 million for the year ended December 31, 2012 compared to a tax benefit of $2.5 million for the year ended December 31, 2011 primarily due to the tax treatment for the $6.9 million funding of the Farmington Bank Community Foundation, Inc. in the prior year.

Summary of Operating Results for the Years Ended December 31, 2011 and 2010

The following discussion provides a summary and comparison of our operating results for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Net interest income	$48,199	$49,288	$(1,089)	(2.2)%
Provision for loan losses	4,090	6,694	(2,604)	(38.9)
Non-interest income	5,688	7,051	(1,363)	(19.3)
Non-interest expense	56,312	42,674	13,638	32.0
Income before taxes	(6,515)	6,971	(13,486)	(193.5)
Income tax (benefit) expense	(2,475)	2,102	(4,577)	(217.7)
Net (loss) income	$(4,040)	$4,869	$(8,909)	(183.0)%

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

The following table summarizes noninterest income for the year ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Other-than-temporary impairment
losses on securities	$-	$-	$-
Fees for customer services	3,355	3,061	294	9.6%
Net gain on sales of investments	89	1,686	(1,597)	(94.7)
Net gain on loans sold	671	822	(151)	(18.4)
Brokerage and insurance fee income	189	377	(188)	(49.9)
Bank owned life insurance income	725	667	58	8.7
Other	659	438	221	50.5
Total noninterest income	$5,688	$7,051	$(1,363)	(19.3)%

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

Noninterest Expense: The following table summarizes noninterest expense for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$28,605	$23,221	$5,384	23.2%
Occupancy expense	4,534	4,142	392	9.5
Furniture and equipment expense	4,047	4,022	25	0.6
FDIC assessment	1,466	1,760	(294)	(16.7)
Marketing	2,474	2,583	(109)	(4.2)
Contribution to Farmington Bank
Community Foundation, Inc.	6,877	-	6,877	100.0
Other operating expenses	8,309	6,946	1,363	19.6
Total noninterest expense	$56,312	$42,674	$13,638	32.0%

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

	For The Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,410,822	61,312	4.35%	$1,194,804	56,883	4.76%	$1,095,848	56,131	5.12%
Securities	136,302	1,443	1.06%	152,213	1,823	1.20%	139,824	4,620	3.30%
Federal Home Loan Bank of Boston stock	7,714	37	0.48%	7,449	16	0.21%	7,449	-	0.00%
Federal funds and other earning assets	33,521	68	0.20%	135,973	303	0.22%	70,991	150	0.21%
Total interest-earning assets	1,588,359	62,860	3.96%	1,490,439	59,025	3.96%	1,314,112	60,901	4.63%
Noninterest-earning assets	117,209			86,446			82,986
Total assets	$1,705,568			$1,576,885			$1,397,098

Interest-bearing liabilities:
NOW accounts	$208,161	389	0.19%	$252,381	632	0.25%	$272,652	1,087	0.40%
Money market	278,179	2,017	0.73%	208,985	1,993	0.95%	153,696	1,282	0.83%
Savings accounts	171,871	291	0.17%	149,598	334	0.22%	132,677	341	0.26%
Certificates of deposit	367,380	3,994	1.09%	419,084	4,706	1.12%	430,934	5,619	1.30%
Total interest-bearing deposits	1,025,591	6,691	0.65%	1,030,048	7,665	0.74%	989,959	8,329	0.84%
Advances from the Federal Home Loan Bank	89,419	1,953	2.18%	66,314	2,061	3.11%	66,586	2,149	3.23%
Repurchase agreement borrowing	21,000	727	3.46%	21,000	721	3.43%	21,000	719	3.42%
Repurchase liabilities	66,436	257	0.39%	72,543	379	0.52%	60,600	416	0.69%
Total interest-bearing liabilities	1,202,446	9,628	0.80%	1,189,905	10,826	0.91%	1,138,145	11,613	1.02%
Noninterest-bearing deposits	213,697			176,459			134,924
Other noninterest-bearing liabilities	41,223			30,018			25,596
Total liabilities	1,457,366			1,396,382			1,298,665
Stockholders’ equity	248,202			180,503			98,433
Total liabilities and stockholders’ equity	$1,705,568			$1,576,885			$1,397,098

Net interest income		53,232			48,199			49,288
Net interest rate spread (1)			3.16%			3.05%			3.61%
Net interest-earning assets (2)	$385,913			$300,534			$175,967
Net interest margin (3)			3.35%			3.23%			3.75%
Average interest-earning assets to average
interest-bearing liabilities		132.09%			125.26%			115.46%

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

	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net	$8,607	$(4,178)	$4,429	$3,487	$(2,735)	$752
Investment securities	(190)	(190)	(380)	448	(3,245)	(2,797)
Federal Home Loan Bank of Boston stock	1	20	21	-	16	16
Federal funds and other interest-earning assets	(210)	(25)	(235)	144	9	153
Total interest-earning assets	8,208	(4,373)	3,835	4,079	(5,955)	(1,876)

Interest-bearing liabilities:
NOW accounts	(87)	(156)	(243)	(76)	(379)	(455)
Money market	99	(75)	24	496	215	711
Savings accounts	43	(86)	(43)	(7)	-	(7)
Certificates of deposit	(607)	(105)	(712)	(148)	(765)	(913)
Total interest-bearing deposits	(552)	(422)	(974)	265	(929)	(664)
Advances from the Federal Home Loan Bank	(657)	549	(108)	(7)	(81)	(88)
Repurchase agreement borrowing	-	6	6	2	-	2
Repurchase liabilities	(30)	(92)	(122)	168	(205)	(37)
Total interest-bearing liabilities	(1,239)	41	(1,198)	428	(1,215)	(787)
Increase (decrease) in net interest income	$9,447	$(4,414)	$5,033	$3,651	$(4,740)	$(1,089)

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate commercial and consumer loans, (ii) maintaining a short average life investment portfolio and (iii) periodically lengthening the term structure of our borrowings from the FHLBB. Additionally, beginning in mid-2010 and throughout 2012, we began selling a portion of our fixed-rate residential mortgages to the secondary market. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

Quantitative Analysis: An economic value of equity and an income simulation analysis are used to estimate our interest rate risk exposure at a particular point in time. We are most reliant on the income simulation method as it is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position and to manage the risk associated with interest rate movements. At least quarterly, our asset/liability committee reviews the potential effect that changes in interest rates could have on the repayment or repricing of rate sensitive assets and the funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and would therefore alter our existing interest rate risk position.

Our asset/liability policy currently limits projected changes in net interest income to a maximum variance of (4.0%, 8.0%, 10.0%, 12.0% and 18.0%) assuming a 100, 200, 300, 400 or 500 basis point interest rate shock, respectively, as measured over a 12 month period when compared to the flat rate scenario.

At December 31, 2012, income at risk (i.e., the change in net interest income) increased 7.3% and 6.2% and decreased 4.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. At December 31, 2011, income at risk (i.e., the change in net interest income) increased 8.9% and 11.4% and decreased 3.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the years presented:

	Percentage Increase (Decrease) in
	Estimated Net Interest Income Over
	12 Months
	At December 31,
	2012	2011
300 basis point increase	7.31%	8.86%
400 basis point increase	6.23%	11.36%
100 basis point decrease	(4.89)%	(3.90)%

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2012, $50.6 million of our assets were invested in cash and cash equivalents compared to $90.3 million at December 31, 2011. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the years ended December 31, 2012 and 2011, loan originations and purchases, net of collected principal and loan sales, totaled $248.8 million and $141.2 million, respectively.  Cash received from the sales and maturities of investment securities totaled $360.1 million and $422.5 million for the years ended December 31, 2012 and 2011, respectively.  We purchased $364.0 million and $395.1 million of available-for-sale investment securities during the years ended December 31, 2012 and 2011, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At December 31, 2012, we had $128.0 million in advances from the FHLBB and an additional available borrowing limit of $294.3 million, compared to $63.0 million in advances and an additional available borrowing limit of $266.1 million at December 31, 2011, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $455.7 million and $404.4 million at December 31, 2012 and 2011, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at December 31, 2012.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $93.9 million on an overnight basis as of December 31, 2012. The funding arrangement was collateralized by $145.8 million in pledged commercial real estate loans as of December 31, 2012.

We had outstanding commitments to originate loans of $14.8 million and $21.5 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $355.0 million and $245.5 million at December 31, 2012 and December 31, 2011, respectively. At December 31, 2012 and December 31, 2011, time deposits scheduled to mature in less than one year totaled $239.8 million and $265.9 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $93.9 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations

The following tables present information indicating various obligations made by us as of December 31, 2012 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
FHLB Advances (1)	$92,000	$17,000	$19,000	$-	$128,000
Interest expense payable on FHLB Advances	1,539	909	-	-	2,448
Repurchase agreement borrowings	-	10,500	-	10,500	21,000
Operating leases (2)	2,307	4,617	4,205	10,204	21,333
Other liabilities (3)	1,115	2,381	2,525	7,071	13,092
Total	$96,961	$35,407	$25,730	$27,775	$185,873

(1)           Secured under a blanket security agreement on qualifying assets, principally mortgage loans.
(2)           Represents non-cancelable operating leases for offices and office equipment.
(3)           Consists of estimated benefit payments over the next 10 years to retirees under unfunded nonqualified pension plans.

Other Commitments

The following tables present information indicating various other commitments made by us as of December 31, 2012 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Real estate loan commitments (1)	$14,761	$-	$-	$-	$14,761
Commercial lines of credit (2)	11,046	50,877	-	-	61,923
Unused portion of home equity lines of credit (2)	-	2,768	-	-	2,768
Unused portion of construction loans	6,050	8,919	10,544	120,565	146,078
Unused portion of resort loans	402	-	-	-	402
Unused revolving lines of credit	3,362	4,997	48	55	8,462
Standby letters of credit	75,669	24,413	11,661	23,636	135,379
Total	$111,290	$91,974	$22,253	$144,256	$369,773

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

●	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

●	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

●	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

●	Strong competition within our market area may limit our growth and profitability.

●	We may not manage the risks involved in the foregoing as well as anticipated.

●	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

●	Our stock value may be negatively affected by federal regulations and articles of incorporation provisions restricting takeovers.

●	Implementation of stock benefit plans will increase our costs, which will reduce our income.

●	The Dodd-Frank Act has resulted in dramatic regulatory changes that affected the industry in general, and may impact our competitive position in ways that cannot be predicted at this time.

●	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry.
●
Computer systems on which we depend could fail or experience a security breach, implementation of new technologies may not be successful; and our ability to anticipate and respond to technological changes can affect our ability to meet customer needs..

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

Item 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

(C)	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(G)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Connecticut Bancorp, Inc.

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First Connecticut Bancorp, Inc. and its subsidiary at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 18, 2013

First Connecticut Bancorp, Inc.
Consolidated Statements of Condition

	December 31,
	2012	2011
(Dollars in thousands)
Assets
Cash and due from banks	$50,641	$40,296
Federal funds sold	-	50,000
Cash and cash equivalents	50,641	90,296
Securities held-to-maturity, at amortized cost	3,006	3,216
Securities available-for-sale, at fair value	138,481	135,170
Loans held for sale	9,626	1,039
Loans, net	1,520,170	1,295,177
Premises and equipment, net	19,967	21,379
Federal Home Loan Bank of Boston stock, at cost	8,939	7,449
Accrued income receivable	4,415	4,185
Bank-owned life insurance	37,449	30,382
Deferred income taxes	15,682	13,907
Prepaid expenses and other assets	14,570	15,450
Total assets	$1,822,946	$1,617,650
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,082,869	$981,057
Noninterest-bearing	247,586	195,625
	1,330,455	1,176,682
Federal Home Loan Bank of Boston advances	128,000	63,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	54,187	64,466
Accrued expenses and other liabilities	47,782	40,522
Total liabilities	1,581,424	1,365,670

Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 18,076,971 shares issued and 17,714,481 shares outstanding at December 31, 2012; 17,880,200 shares issued and outstanding at December 31, 2011	181	179
Additional paid-in-capital	172,247	174,836
Unallocated common stock held by ESOP	(14,806)	(10,490)
Treasury stock, at cost (362,490 shares at December 31, 2012)	(4,860)	-
Retained earnings	94,890	92,937
Accumulated other comprehensive loss	(6,130)	(5,482)
Total stockholders’ equity	241,522	251,980
Total liabilities and stockholders’ equity	$1,822,946	$1,617,650

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2012	2011	2010
(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans
Mortgage	$45,867	$42,552	$42,404
Other	15,445	14,331	13,727
Interest and dividends on investments
United States Government and agency obligations	939	1,373	4,013
Other bonds	266	191	229
Corporate stocks	275	275	378
Other interest income	68	303	150
Total interest income	62,860	59,025	60,901
Interest expense
Deposits	6,691	7,665	8,329
Interest on borrowed funds	1,953	2,061	2,149
Interest on repo borrowings	727	721	719
Interest on repurchase liabilities	257	379	416
Total interest expense	9,628	10,826	11,613
Net interest income	53,232	48,199	49,288
Provision for allowance for loan losses	1,380	4,090	6,694
Net interest income after provision for loan losses	51,852	44,109	42,594
Noninterest income
Fees for customer services	3,714	3,355	3,061
Net gain on sale of investments	-	89	1,686
Net gain on loans sold	3,151	671	822
Brokerage and insurance fee income	123	189	377
Bank owned life insurance income	1,537	725	667
Other	965	659	438
Total noninterest income	9,490	5,688	7,051
Noninterest expense
Salaries and employee benefits	32,828	28,605	23,221
Occupancy expense	4,491	4,534	4,142
Furniture and equipment expense	4,381	4,047	4,022
FDIC assessment	1,170	1,466	1,760
Marketing	2,455	2,474	2,583
Contribution to Farmington Bank Community Foundation, Inc.	-	6,877	-
Other operating expenses	10,753	8,309	6,946
Total noninterest expense	56,078	56,312	42,674
Income (loss) before income taxes	5,264	(6,515)	6,971
Income tax expense (benefit)	1,341	(2,475)	2,102
Net income (loss)	$3,923	$(4,040)	$4,869
Net earnings (loss) per share (1) (See Note 2):
Basic and Diluted	$0.24	$(0.29)	N/A

Weighted average shares outstanding:
Basic and Diluted	16,643,566	17,145,031	N/A

Pro forma net income (loss) per share (2):
Basic and Diluted	N/A	$(0.23)	$0.28

(1)= Net loss per share for the year ended December 31, 2011 reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to December 31, 2011.

(2)= Pro forma net loss per share assumes the Company’s shares are outstanding for all periods prior to the completion of the Plan of Conversion and Reorganization on June 29, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	2012	2011	2010
(Dollars in thousands)
Net income (loss)	$3,923	$(4,040)	$4,869
Other comprehensive income (loss), before tax
Unrealized losses on securities:
Unrealized holding losses arising during the year	(280)	(787)	(4,095)
Less: reclassification adjustment for gains
included in net income	-	89	1,686
Net change in unrealized losses	(280)	(698)	(2,409)
Change related to employee benefit plans	(702)	(3,790)	(2,968)
Other comprehensive loss, before tax	(982)	(4,488)	(5,377)
Income tax benefit	(334)	(1,526)	(1,828)
Other comprehensive loss, net of tax	(648)	(2,962)	(3,549)
Comprehensive income (loss)	$3,275	$(7,002)	$1,320

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Income (Loss)	Total
(Dollars in thousands)
Balance at December 31, 2009	-	$-	$-	$-	$-	$92,644	$1,029	$93,673
Net income	-	-	-	-	-	4,869	-	4,869
Other comprehensive loss	-	-	-	-	-	-	(3,549)	(3,549)
Balance at December 31, 2010	-	-	-	-	-	97,513	(2,520)	94,993
Issuance of common stock for initial public offering,
net of expenses of $4.1 million (Note 1)	17,192,500	172	167,666	-	-	-	-	167,838
Issuance of common stock to Farmington Bank Community
Foundation, Inc. including additional tax benefit due to
higher basis for tax purposes	687,700	7	7,123	-	-	-	-	7,130
Purchase of common stock for Employee Stock
Ownership Plan "ESOP"	-	-	-	(11,545)	-	-	-	(11,545)
ESOP shares committed to be released	-	-	47	1,055	-	-	-	1,102
Cash dividend paid ($0.03 per common share)	-	-	-	-	-	(536)	-	(536)
Net loss	-	-	-	-	-	(4,040)	-	(4,040)
Other comprehensive loss	-	-	-		-		(2,962)	(2,962)
Balance at December 31, 2011	17,880,200	179	174,836	(10,490)	-	92,937	(5,482)	251,980
Purchase of common stock for Employee Stock
Ownership Plan ("ESOP")	-	-	-	(5,376)	-	-	-	(5,376)
ESOP shares released and committed to be released	-	-	203	1,060	-	-	-	1,263
Additional tax benefit related to the issuance
of common stock to the Farmington Bank
Community Foundation, Inc.	-	-	18	-	-	-	-	18
Cash dividend paid ($0.12 per common share)	-	-	-	-	-	(1,970)	-	(1,970)
Treasury stock acquired	(849,437)	-	-	-	(11,283)	-	-	(11,283)
Treasury stock issued for restricted stock	486,947	-	(6,423)	-	6,423	-	-	-
Issuance of common stock for restricted stock	228,261	2	(2)	-	-	-	-	-
Cancellation of shares for tax withholding	(31,490)	-	(407)	-	-	-	-	(407)
Tax benefit due to dividends on restricted stock	-	-	11	-	-	-	-	11
Share based compensation expense	-	-	4,011	-	-	-	-	4,011
Net income	-	-	-	-	-	3,923	-	3,923
Other comprehensive loss	-	-	-	-	-	-	(648)	(648)
Balance at December 31, 2012	17,714,481	$181	$172,247	$(14,806)	$(4,860)	$94,890	$(6,130)	$241,522

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows

	For Year Ended December 31
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$3,923	$(4,040)	$4,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for loan losses	1,380	4,090	6,694
Provision for off-balance sheet commitments	124	28	(16)
Depreciation and amortization	3,309	3,108	3,014
Gain on sale of investments	-	(89)	(1,686)
Amortization of ESOP expense	1,263	1,102	-
Share based compensation expense	4,011	-	-
Contribution of stock to Farmington Bank Community Foundation, Inc.	-	6,877	-
Loans originated for sale	(100,676)	(40,729)	(36,719)
Proceeds from the sale of loans held for sale	117,189	41,223	36,679
Loss on sale of foreclosed real estate	28	-	48
Loss on sale of premises and equipment	371	-	-
Tax benefit due to dividends on restricted stock	11	-	-
Net gain on loans sold	(3,151)	(671)	(822)
Accretion and amortization of investment security discounts and premiums, net	(153)	(110)	86
Amortization and accretion of loan fees and discounts, net	(825)	(356)	(312)
(Increase) decrease in accrued income receivable	(230)	42	(4)
Deferred income tax	(1,425)	(721)	(1,207)
Increase in cash surrender value of bank-owned life insurance	(1,286)	(725)	(667)
Decrease (increase) in prepaid expenses and other assets	1,127	(7,471)	133
Increase (decrease) in accrued expenses and other liabilities	6,436	9,320	(1,214)
Net cash provided by operating activities	31,426	10,878	8,876
Cash flow from investing activities
Maturities of securities held-to-maturity	210	665	-
Maturities, calls and principal payments of securities available-for-sale	360,553	422,414	241,820
Sales of securities available-for-sale	-	50	37,439
Purchases of securities held-to-maturity	-	(209)	(662)
Purchases of securities available-for-sale	(363,991)	(395,126)	(321,725)
Loan originations, net of principal repayments	(248,842)	(141,202)	(124,542)
Purchases of Federal Home Loan Bank of Boston stock, net	(1,490)	-	-
Purchases of bank-owned life insurance	(6,000)	(10,000)	(5,007)
Proceeds from sale of premises and equipment	3,146	-
Proceeds from bank-owned life insurance	219	-	-
Proceeds from sale of foreclosed real estate	1,070	144	374
Purchases of premises and equipment	(5,414)	(2,580)	(4,649)
Net cash used in investing activities	(260,539)	(125,844)	(176,952)
Cash flows from financing activities
Proceeds from common stock offering, net of offering cost	-	167,838	-
Purchase of common stock for ESOP	(5,376)	(11,545)	-
Net increase (decrease) in borrowings	65,000	(8,000)	9,000
Net increase in demand deposits, NOW accounts,
savings accounts and money market accounts	180,303	126,263	108,470
Net (decrease) increase in certificates of deposit	(26,530)	(67,803)	6,972
Net (decrease) increase in repurchase liabilities	(10,279)	(19,563)	33,943
Cancellation of shares for tax withholding	(407)	-	-
Repurchase of common stock	(11,283)	-	-
Cash dividend paid	(1,970)	(536)	-
Net cash provided by financing activities	189,458	186,654	158,385
Net (decrease) increase in cash and cash equivalents	(39,655)	71,688	(9,691)
Cash and cash equivalents at beginning of period	90,296	18,608	28,299
Cash and cash equivalents at end of period	$50,641	$90,296	$18,608

Supplemental disclosure of cash flow information
Cash paid for interest	$6,712	$10,825	$11,611
Cash paid for income taxes	6	858	3,382
Loans transferred to other real estate owned	1,345	208	238

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

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock issued in the offering.  As of December 31, 2012, the ESOP completed its purchase of 1,430,416 shares of common stock at a cost of $16.9 million. The Bank makes annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  As of December 31, 2012 the Company has repurchased 849,437 shares at a cost of $11.3 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

First Connecticut Bancorp, Inc.'s only subsidiary is Farmington Bank.  Farmington Bank's main office is located in Farmington, Connecticut.  Farmington Bank operates twenty full service branch offices and four limited services offices in central Connecticut.  Farmington Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank's service area.

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

Investment Securities

Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities).  Management determines the appropriate classifications of securities at the time of purchase.  At December 31, 2012 and 2011, the Company had no debt or equity securities classified as trading.  Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity.  All other securities not included in held to maturity are classified as available for sale.  Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.  Available for sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.  Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320-Debt and Equity Securities, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporary impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded.  Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Federal Home Loan Bank of Boston Stock

The Company, which is a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”). Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock.  On February 23, 2012, the FHLBB notified its members it will begin repurchasing capital stock in excess of what is required from its members.  The FHLBB repurchased $312,000 of capital stock from the Company on March 9, 2012.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock.  As of December 31, 2012 and 2011, no impairment has been recognized.

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

Loans

The Company’s loan portfolio segments include residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity lines of credit, demand, revolving credit and resort. Construction includes classes for commercial and residential construction.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The policy for determining past due or delinquency status for all loan portfolio segments is based on the number of days past due or the contractual terms of the loan. A loan is considered delinquent when the customer does not make their payments due according to their contractual terms. Generally, a loan can be demanded at any time if the loan is delinquent or if the borrower fails to meet any other agreed upon terms and conditions.

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

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.  All reserves are available to cover any losses regardless of how they are allocated.

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2012.

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

Resort – Loans in this segment include direct receivable loans, loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 95% of the resort portfolio at December 31, 2012, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The Company is gradually exiting the resort financing market.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

Beginning in 2007 and continuing in 2012, softening real estate markets and generally weak economic conditions have led to declines in collateral values and stress on the cash flows of borrowers.  These adverse economic conditions could continue throughout 2013, and may negatively impact the Company’s borrowers, resulting in increases in charge-offs, delinquencies and non-performing loans and lower valuations for the Company’s impaired loans.  This in turn, could impact significant estimates such as the allowance for loan losses and the effect could be material.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Mortgage Servicing Rights

The Company capitalizes mortgage servicing rights for loans originated and then sold with servicing retained based on the fair market value on the origination date.  The cost basis of mortgage servicing rights is amortized on a straight-line basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statements of income as a reduction of mortgage servicing fee income.  Mortgage servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value.  An independent appraisal of the fair value of the Company’s mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the fair value estimates. Management reviews the independent appraisal and performs procedures to determine appropriateness.  Impairment is recognized as an adjustment to mortgage servicing rights and mortgage servicing income.

Bank Owned Life Insurance

Bank owned life insurance (“'BOLI”) represents life insurance on certain employees who have consented to allow the Company to be the beneficiary of those policies.  BOLI is recorded as an asset at cash surrender value.  Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans.  The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure.  At the time these properties are foreclosed, the properties are initially recorded at the lower of the related loan balance less any specific allowance for loss or fair value at the date of foreclosure less estimated selling costs.  Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.  Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Condition, total prepaid expenses and other assets include foreclosed real estate of $549,000 and $302,000 as of December 31, 2012 and 2011, respectively.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

Pension and Other Postretirement Benefit Plans

On December 27, 2012, the Company announced it will freeze the non-contributory defined-benefit pension plan and certain other postretirement benefit plans as of February 28, 2013.  All benefits under these plans will be frozen as of that date and no additional benefits shall accrue.

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

Repurchase Liabilities

Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Securities are sold to a counterparty with an agreement to repurchase the same or substantially the same security at a specified price and date. The Company has repurchase agreements with commercial or municipal customers that are offered as a commercial banking service. Customer repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Treasury Bills or other U.S. Government securities. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Conditions. The Company does not record transactions of repurchase agreements as sales. The securities underlying the repurchase agreements remain in the available-for-sale investment securities portfolio.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

Employee Stock Ownership Plan (“ESOP”)

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Stock Incentive Plan

During August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company applies ASC 718, Compensation – Stock Compensation, and has recorded stock-based employee compensation cost using the fair value method. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

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

Segment Reporting

The Company’s only business segment is Community Banking. For the years ended December 31, 2012, 2011 and 2010, this segment represented all the revenues and income of the consolidated group and therefore is the only reported segment as defined by FASB ASC 820, Segment Reporting.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). ASU No. 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 is expected to have no impact on the Company's financial condition or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU 2013-01 is not expected to have an effect on the Company’s consolidated statement of condition or results of operations.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which superseded most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments improved comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarified the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012 and has been applied prospectively.  The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements.  See Note 16 to the consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. The Company was required to have cash and liquid assets of approximately $1.4 million and $833,000 to meet these requirements at December 31, 2012 and 2011, respectively.

3.	Earnings Per Share

Basic net earnings (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net earnings (loss) per common share is computed in a manner similar to basic net earnings (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the year.  Unvested restricted stock are participating securities and are considered outstanding and included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share since the shares participate in dividends and the right to dividends are non-forfeitable.  Losses are not allocated to participating securities since there is not a contractual obligation to participate in the net loss.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings (loss) per common share.

Earnings per share data is not presented in these consolidated financial statements prior to June 29, 2011 since shares of common stock were not issued until June 29, 2011; therefore, per share information for prior periods is not meaningful. Pro forma earnings per share are reported in the Consolidated Statements of Operations which assume the shares of the Company issued on June 29, 2011 are outstanding for 2011 and 2010.

The following table sets forth the calculation of basic and diluted earnings per share:

	For the Year Ended December 31, 2012	For the Period from June 29, 2011 to December 31, 2011
(Dollars in thousands, except Per Share data):

Net income (loss)	$3,923	$(4,905)

Weighted-average shares outstanding	17,943,640	17,880,200

Less: Average unallocated ESOP shares	(1,205,970)	(735,169)
Average treasury stock	(94,104)	-
Weighted-average basic shares outstanding	16,643,566	17,145,031

Weighted-average diluted shares outstanding	16,643,566	17,145,031

Net earnings (loss) per share:
Basic	$0.24	$(0.29)
Diluted	$0.24	$(0.29)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

4.	Investment Securities

Investment securities are summarized as follows:

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$118,984	$5	$(9)	$118,980
Government sponsored residential mortgage-backed securities	9,803	800	-	10,603
Corporate debt securities	2,958	195	-	3,153
Preferred equity securities	2,100	19	(333)	1,786
Marketable equity securities	348	27	(3)	372
Mutual funds	3,585	2	-	3,587
Total securities available-for-sale	$137,778	$1,048	$(345)	$138,481
Held-to-maturity
Government sponsored residential mortgage-backed securities	$6	$-	$-	$6
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,006	$-	$-	$3,006

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$80,999	$-	$-	$80,999
U.S. Government agency obligations	27,003	12	(9)	27,006
Government sponsored residential mortgage-backed securities	19,254	1,302	(11)	20,545
Corporate debt securities	1,000	175	-	1,175
Trust preferred debt securities	42	-	-	42
Preferred equity securities	2,100	112	(639)	1,573
Marketable equity securities	348	22	(4)	366
Mutual funds	3,439	25	-	3,464
Total securities available-for-sale	$134,185	$1,648	$(663)	$135,170
Held-to-maturity
Government sponsored residential mortgage-backed securities	$7	$-	$-	$7
Municipal debt securities	209	-	-	209
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,216	$-	$-	$3,216

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

At December 31, 2012, the net unrealized gain on securities available for sale of $704,000, net of income taxes of $239,000 or $465,000, is included in accumulated other comprehensive income. At December 31, 2011, the net unrealized gain on securities available for sale of $985,000, net of income taxes of $335,000 or $650,000, is included in accumulated other comprehensive income.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2012
Available-for-sale:
U.S. Treasury obligations	$52,985	$(9)	$-	$-	$52,985	$(9)
Preferred equity securities	-	-	1,667	(333)	1,667	(333)
Marketable equity securities	-	-	4	(3)	4	(3)
	$52,985	$(9)	$1,671	$(336)	$54,656	$(345)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2011
Available-for-sale:
U.S. Government agency obligations	$16,994	$(9)	$-	$-	$16,994	$(9)
Government sponsored residential mortgage-backed securities	776	(9)	124	(2)	900	(11)
Preferred equity securities	87	(13)	1,374	(626)	1,461	(639)
Marketable equity securities	-	-	3	(4)	3	(4)
	$17,857	$(31)	$1,501	$(632)	$19,358	$(663)

Management believes that no individual unrealized loss as of December 31, 2012 represents an other-than-temporary impairment, based on its detailed review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and the length of time an issue is below book value as well as consideration of issuer specific factors (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral, if applicable). The Company also considers whether or not it has the intent to sell the security prior to maturity as well as the extent to which the unrealized loss is attributable to changes in interest rates.

The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security that is rated Ba2 by Moody’s as of December 31, 2012. A detailed review of the preferred equity security was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity security is not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

The Company recorded no other-than-temporary impairment charges during the years ended December 31, 2012, 2011 and 2010.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

There were no gross realized gains or losses on sales of securities available for sale for the year ended December 31, 2012. There were gross realized gains of $89,000 and no gross realized losses on sales of securities available for sale for the year ended December 31, 2011. There were gross realized losses of $164,000 and $1.9 million gross realized gains on sales of securities available for sale for the year ended December 31, 2010.

As of December 31, 2012 and 2011, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $129.6 million and $128.5 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated market value of debt securities at December 31, 2012 and 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	December 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
(Dollars in thousands)
Due in one year or less	$118,984	$118,980	$-	$-
Due after one year through five years	2,958	3,153	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities	9,803	10,603	6	6
	$131,745	$132,736	$3,006	$3,006

	December 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
(Dollars in thousands)
Due in one year or less	$80,999	$80,999	$209	$209
Due after one year through five years	27,503	27,590	-	-
Due after five years through ten years	500	591	-	-
Due after ten years	42	42	3,000	3,000
Government sponsored residential mortgage-backed securities	19,254	20,545	7	7
	$128,298	$129,767	$3,216	$3,216

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $8.9 million and $7.4 million of FHLBB capital stock at December 31, 2012 and 2011, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at December 31, 2012 and 2011. Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of December 31, 2012 and 2011.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	December 31, 2012	December 31, 2011
(Dollars in thousands)
Real estate
Residential	$620,991	$503,361
Commercial	473,788	408,169
Construction	64,362	46,381
Installment	6,719	10,333
Commercial	192,210	154,300
Collateral	2,086	2,348
Home equity line of credit	142,543	109,771
Demand	25	41
Revolving credit	65	90
Resort	31,232	75,363
Total loans	1,534,021	1,310,157
Less:
Allowance for loan losses	(17,229)	(17,533)
Net deferred loan costs	3,378	2,553
Loans, net	$1,520,170	$1,295,177

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

A summary of changes in the allowance for loan losses for the years ended December 31, 2012 and 2011 are as follows:

	As of December 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$17,533	$20,734
Provision for loan losses	1,380	4,090
Charge-offs	(1,913)	(7,323)
Recoveries	229	32
Balance at end of period	$17,229	$17,533

Changes in the allowance for loan losses by segments for the years ended December 31, 2012 and 2011 are as follows:

	For the Year Ended December 31, 2012
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$2,874	$(337)	$9	$1,232	$3,778
Commercial	8,755	(454)	4	(200)	8,105
Construction	590	-	-	170	760
Installment	92	(9)	7	(13)	77
Commercial	2,140	(33)	194	353	2,654
Collateral	-	-	-	-	-
Home equity line of credit	1,295	(1,019)	-	1,101	1,377
Demand	-	-	-	-	-
Revolving credit	-	(61)	15	46	-
Resort	1,787	-	-	(1,331)	456
Unallocated	-	-	-	22	22
	$17,533	$(1,913)	$229	$1,380	$17,229
	For the Year Ended December 31, 2011
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,056	$(411)	$-	$229	$2,874
Commercial	7,726	(1,314)	-	2,343	8,755
Construction	524	-	-	66	590
Installment	115	(28)	2	3	92
Commercial	1,564	(517)	12	1,081	2,140
Collateral	-	-	-	-	-
Home equity line of credit	558	(114)	-	851	1,295
Demand	3	-	18	(21)	-
Revolving credit	-	(59)	-	59	-
Resort	7,188	(4,880)	-	(521)	1,787
Unallocated	-	-	-	-	-
	$20,734	$(7,323)	$32	$4,090	$17,533

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table lists the allocation of the allowance by impairment methodology and by loan segment at December 31, 2012 and 2011:

Loans individually evaluated for impairment:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Real estate
Residential	$10,695	$340	$10,632	$459
Commercial	17,546	126	17,660	1,245
Construction	1,179	6	994	34
Installment	7	-	-	-
Commercial	5,313	476	8,099	17
Collateral	-	-	-	-
Home equity line of credit	491	-	1,555	455
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,626	1	2,054	1
Total	$36,857	$949	$40,994	$2,211

Loans collectively evaluated for impairment:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Real estate
Residential	$613,343	$3,438	$494,949	$2,415
Commercial	456,109	7,979	390,466	7,510
Construction	63,124	754	45,346	556
Installment	6,712	77	10,333	92
Commercial	187,466	2,178	146,755	2,123
Collateral	2,086	-	2,348	-
Home equity line of credit	142,056	1,377	108,219	840
Demand	25	-	41	-
Revolving Credit	65	-	90	-
Resort	29,556	455	73,169	1,786
Total	$1,500,542	$16,258	$1,271,716	$15,322
Unallocated	-	22	-	-
Total	$1,537,399	$17,229	$1,312,710	$17,533

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following is a summary of loan delinquencies at recorded investment values at December 31, 2012 and 2011:

	December 31, 2012
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	17	$3,080	6	$1,663	16	$7,803	39	$12,546	$-
Commercial	-	-	1	349	2	925	3	1,274	-
Construction	-	-	-	-	1	419	1	419	-
Installment	1	14	-	-	2	73	3	87	-
Commercial	2	1,435	1	66	6	585	9	2,086	-
Collateral	7	57	-	-	-	-	7	57	-
Home equity line of credit	1	75	2	94	3	379	6	548	-
Demand	1	6	-	-	2	40	3	46	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	29	$4,667	10	$2,172	32	$10,224	71	$17,063	$-

	December 31, 2011
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	12	$2,955	4	$730	17	$7,926	33	$11,611	$-
Commercial	1	963	-	-	9	2,934	10	3,897	-
Construction	-	-	-	-	2	484	2	484	-
Installment	5	22	1	78	2	63	8	163	-
Commercial	-	-	-	-	8	802	8	802	-
Collateral	9	70	-	-	-	-	9	70	-
Home equity line of credit	3	204	-	-	6	1,555	9	1,759	-
Demand	1	16	-	-	1	25	2	41	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	31	$4,230	5	$808	45	$13,789	81	$18,827	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Nonperforming assets were:

	December 31,	December 31,
(Dollars in thousands)	2012	2011
Nonaccrual loans:
Real estate
Residential	$9,194	$9,224
Commercial	925	2,934
Construction	419	484
Installment	157	209
Commercial	2,351	956
Collateral	-	-
Home equity line of credit	711	1,669
Demand	25	25
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	13,782	15,501
Loans 90 days past due and still accruing	-	-
Real estate owned	549	302
Total nonperforming assets	$14,331	$15,803

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans at December 31, 2012:

	December 31, 2012
						Cash-basis
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Recognized
Impaired loans without
a valuation allowance:
Real estate
Residential	$4,061	$4,495	$-	$3,929	$10	$10
Commercial	2,787	2,973	-	6,048	315	304
Construction	760	761	-	592	18	18
Installment	-	-	-	-	-	-
Commercial	1,986	1,985	-	3,918	184	178
Collateral	-	-	-	-	-	-
Home equity line of credit	491	569	-	494	-	-
Demand	-	-	-		-	-
Revolving Credit	-	-	-		-	-
Resort	-	-	-	56	26	26
Total	10,085	10,783	-	15,037	553	536

Impaired loans with
a valuation allowance:
Real estate
Residential	6,634	6,882	340	6,864	78	68
Commercial	14,759	14,753	126	11,594	818	814
Construction	419	664	6	226	-	-
Installment	7	7	-	4	-	-
Commercial	3,327	3,339	476	2,111	86	78
Collateral	-	-	-		-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,626	1,624	1	1,736	32	32
Total	26,772	27,269	949	22,535	1,014	992
Total impaired loans	$36,857	$38,052	$949	$37,572	$1,567	$1,528

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans at December 31, 2011:

	December 31, 2011
						Cash-basis
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Recognized
Impaired loans without
a valuation allowance:
Real estate
Residential	$4,397	$4,733	$-	$5,042	$425	$425
Commercial	9,362	9,542	-	8,925	363	363
Construction	510	510	-	128	7	7
Installment	-	-	-	-	-	-
Commercial	7,366	7,356	-	4,806	230	228
Collateral	-	-	-	-	-	-
Home equity line of credit	556	627	-	844	7	7
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	136	134	-	34	-	-
Total	22,327	22,902	-	19,779	1,032	1,030

Impaired loans with
a valuation allowance:
Real estate
Residential	6,235	6,504	459	5,876	61	61
Commercial	8,298	9,390	1,245	7,613	611	611
Construction	484	730	34	574	-	-
Installment	-	-	-	-	-	-
Commercial	733	746	17	398	22	22
Collateral	-	-	-	-	-	-
Home equity line of credit	999	999	455	814	2	2
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,918	1,916	1	1,700	16	16
Total	18,667	20,285	2,211	16,975	712	712
Total impaired loans	$40,994	$43,187	$2,211	$36,754	$1,744	$1,742

The following is a summary of information pertaining to impaired loans at December 31, 2010:

Average investment in impaired loans			$27,741

Interest income recognized on impaired loans			$347

Interest income recognized on a cash basis on impaired loans			$347

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

The recorded investment balance of TDRs approximated $29.7 million and $31.3 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $22.1 million and $23.5 million while TDRs on nonaccrual status were $7.6 million and $7.8 million at December 31, 2012 and 2011, respectively. At December 31, 2012, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At December 31, 2012 and 2011, the allowance for loan losses included specific reserves of $889,000 million and $2.0 million related to TDRs, respectively. For the year ended December 31, 2012 and 2011, the Bank had charge-offs totaling $1.3 million and $6.4 million, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds available to borrowers in TDR status was $872,000 and $1.8 million at December 31, 2012 and 2011, respectively. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at December 31, 2012 and 2011:

	December 31, 2012
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate
Residential	3	$1,068	6	$5,264	9	$6,332
Commercial	12	16,381	-	-	12	16,381
Construction	2	999	1	419	3	1,418
Installment	1	7	-	-	1	7
Commercial	7	2,043	6	1,867	13	3,910
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,626	-	-	2	1,626
Total	27	$22,124	13	$7,550	40	$29,674

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

	December 31, 2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate
Residential	3	$1,075	5	$5,072	8	$6,147
Commercial	10	13,760	2	1,254	12	15,014
Construction	1	510	1	484	2	994
Installment	-	-	-	-	-	-
Commercial	10	6,116	-	-	10	6,116
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	1	999	1	999
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	2,054	-	-	2	2,054
Total	26	$23,515	9	$7,809	35	$31,324

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the year ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(Dollars in thousands)	Modifications	Modification	Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	2	$579	$563
Commercial	7	9,149	8,945
Construction	2	1,002	999
Installment	1	7	7
Commercial	8	2,721	2,332
Total	20	$13,458	$12,846

	For the Year Ended December 31, 2011
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(Dollars in thousands)	Modifications	Modification	Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	7	$6,094	$5,727
Commercial	6	7,410	7,339
Construction	1	510	510
Commercial	9	6,017	5,817
Resort	2	2,077	2,054
Total	25	$22,108	$21,447

(1)   The period end balances are inclusive of all partial paydow ns and charge-offs since the modication  date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions for the year ended December 31, 2012 and 2011.

	For the Year Ended December 31, 2012
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	2	$-	$113	$-	$450	$563
Commercial	7	2,441	3,299	-	3,205	8,945
Construction	2	999	-	-	-	999
Installment	1	-	7	-	-	7
Commercial	8	2,169	-	163	-	2,332
Total	20	$5,609	$3,419	$163	$3,655	$12,846

	For the Year Ended December 31, 2011
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	7	$-	$397	$-	$5,330	$5,727
Commercial	6	3,678	-	3,661	-	7,339
Construction	1	510	-	-	-	510
Commercial	9	4,301	-	1,423	93	5,817
Resort	2	-	-	-	2,054	2,054
Total	25	$8,489	$397	$5,084	$7,477	$21,447

A loan is considered to be in default once it is more than 30 days past due following a modification. The following table shows loans modified as a TDR that defaulted during the years ended December 31, 2012 and 2011, and within twelve months of their modification date.

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment (1)	Loans	Investment (1)
Real estate
Residential	2	$1,374	1	$272
Commercial	1	349	-	-
Commercial	5	1,587	-	-
Total	8	$3,310	1	$272

(1)	The period end balances are inclusive of all partial paydow ns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

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

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2012 and 2011:

	December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$606,998	$2,425	$11,568	$-	$620,991
Commercial	434,183	24,902	14,703	-	473,788
Construction	60,293	770	3,299	-	64,362
Installment	6,481	53	185	-	6,719
Commercial	171,776	10,125	10,020	289	192,210
Collateral	2,086	-	-	-	2,086
Home equity line of credit	140,723	704	1,116	-	142,543
Demand	-	-	25	-	25
Revolving Credit	65	-	-	-	65
Resort	29,596	12	1,624	-	31,232
Total Loans	$1,452,201	$38,991	$42,540	$289	$1,534,021

	December 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$490,805	$2,079	$10,477	$-	$503,361
Commercial	370,688	14,480	23,001	-	408,169
Construction	42,492	200	3,689	-	46,381
Installment	10,051	66	216	-	10,333
Commercial	135,953	3,020	15,327	-	154,300
Collateral	2,348	-	-	-	2,348
Home equity line of credit	107,421	432	1,918	-	109,771
Demand	16	-	25	-	41
Revolving Credit	90	-	-	-	90
Resort	57,093	5,885	12,385	-	75,363
Total Loans	$1,216,957	$26,162	$67,038	$-	$1,310,157

The Company places considerable emphasis on the early identification of problem assets, problem-resolution and minimizing loss exposure. Delinquency notices are mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes more than 30 days delinquent, we send a letter advising the borrower of the delinquency. Residential and consumer lending borrowers are typically given 30 days to pay the delinquent payments or to contact us to make arrangements to bring the loan current over a longer period of time. Generally, if a residential or consumer lending borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are initiated. The Company may consider forbearance or a loan restructuring in certain circumstances where a temporary loss of income is the primary cause of the delinquency, and if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes. Problem or delinquent borrowers in our commercial real estate, commercial business and resort portfolios are handled on a case-by-case basis, typically by our Special Assets Department. Appropriate problem-resolution and workout strategies are formulated based on the specific facts and circumstances.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Mortgage Servicing Rights

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $1.3 million and $497,000 as of December 31, 2012 and 2011, respectively.  The fair value of these mortgage servicing rights approximated $1.7 million and $594,000 as of December 30, 2012 and 2011, respectively.

The principal balance of loans serviced for others, which are not included in the accompanying statements of condition totaled $161.3 million and $77.6 million at December 31, 2012 and 2011, respectively.

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.

Changes in loans to related parties were as follows:

	At December 31,
	2012	2011
(Dollars in thousands)
Balance, at beginning of year	$702	$831
Additional loans and advances	55	201
Repayments	(41)	(330)
Balance, at end of year	$716	$702

All related party loans as of December 31, 2012 and 2011 were performing according to their credit terms.

6.         Premises and Equipment

The following is a summary of the premises and equipment accounts:
	As of December 31,
	2012	2011
(Dollars in thousands)
Land	$1,751	$2,198
Premises and leasehold improvements	20,576	20,210
Furniture and equipment	26,204	24,226
	48,531	46,634
Less: accumulated depreciation and amortization	(28,564)	(25,255)
	$19,967	$21,379

For the years ended December 31, 2012, 2011, and 2010 depreciation and amortization expense was $3.3 million, $3.1 million, and $3.0 million, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

7.        Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at December 31, 2012 and 2011.  The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million, which was undrawn at December 31, 2012 and 2011.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2013.  The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at December 31, 2012 and 2011.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $93.9 million and $84.6 million on an overnight basis at December 31, 2012 and 2011, respectively, and was undrawn as of December 31, 2012 and 2011. The funding arrangement was collateralized by $145.8 million and $119.4 million in pledged commercial real estate loans as of December 31, 2012 and 2011, respectively.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $128.0 million and $63.0 million at December 31, 2012 and 2011, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $602.2 million and $486.3 million at December 31, 2012 and 2011, respectively. The Company has available borrowings of $294.3 million and $266.1 million_ at December 31, 2012 and 2011, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

FHLBB advances consist of the following:

(Dollars in thousands)			As of December 31,
Advance Date	Interest Rate	Maturity Date	2012	2011

04/11/08	3.17%	04/11/12	$-	$3,000
12/31/12	0.31%	01/02/13	68,000	-
04/11/08	3.40%	04/11/13	9,000	9,000
08/29/08	4.26%	08/29/13	5,000	5,000
12/26/08	3.31%	12/26/13	8,000	8,000
12/26/08	3.17%	12/26/13	2,000	2,000
10/05/09	2.72%	04/07/14	10,000	10,000
01/25/10	2.52%	07/25/14	7,000	7,000
04/11/08	3.83%	04/13/15	6,000	6,000
07/12/10	2.25%	07/13/15	7,000	7,000
07/20/10	2.11%	07/20/15	6,000	6,000
			$128,000	$63,000

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $25.0 million and cash of $451,000.

Outstanding borrowings are as follows:

(Dollars in thousands)			As of December 31,
Advance Date	Interest Rate	Maturity Date	2012	2011

March 13, 2008	3.34%	3/13/2018	$6,000	$6,000
March 13, 2008	3.93%	3/13/2018	4,500	4,500
March 13, 2008	3.16%	3/13/2015	10,500	10,500
			$21,000	$21,000

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $54.2 million and $64.5 million at December 31, 2012 and 2011, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $84.3 million and $79.2 million as of December 31, 2012 and 2011, respectively.

8.        Deposits

Deposit balances and weighted average interest rates at December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012		2011
	Amount	Rate	Amount	Rate
(Dollars in thousands)
Noninterest-bearing demand deposits	$247,586		$195,625
Interest-bearing
NOW accounts	227,205	0.19%	189,577	0.25%
Money market	317,030	0.73%	247,693	0.95%
Savings accounts	179,290	0.17%	157,913	0.22%
Time deposits	359,344	1.09%	385,874	1.12%
Total interest-bearing deposits	1,082,869	0.65%	981,057	0.74%
Total deposits	$1,330,455		$1,176,682

The Company had no brokered deposits for the years ended December 31, 2012 and 2011; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.

Time certificates of deposit in denominations of $100,000 or more approximated $151.3 million and $157.2 million at December 31, 2012 and 2011, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Contractual maturities of time deposits are as follows:

	As of December 31,
	2012	2011
(Dollars in thousands)
Less than one year	$239,796	$265,887
One to two years	48,285	44,214
Two to three years	25,689	26,848
Three to four years	33,102	16,068
Four to five years	12,472	32,704
Five to six years	-	153
	$359,344	$385,874

Interest expense on deposits are as follows:

	For the Year Ended December 31,
	2012	2011	2010
(Dollars in thousands)
NOW accounts	$389	$632	$1,087
Money market	2,017	1,993	1,282
Savings accounts	291	334	341
Time deposits	3,994	4,706	5,619
Total interest expense	$6,691	$7,665	$8,329

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

On December 27, 2012, the Company announced it will freeze the non-contributory defined-benefit pension plan and certain defined benefit postretirement plans as of February 28, 2013.  All benefits under these plans will be frozen as of that date and no additional benefits shall accrue.  As a result, the Company recognized a $1.5 million reduction in pension and defined postretirement benefit expenses related to unrecognized prior service costs for the year ended December 31, 2012.

The measurement date for each plan is the Company’s year end.

The amounts related to the qualified plan and the supplemental plan is reflected in the tables that follow as “Pension Plans.”  Both of these plans have projected and accumulated benefit obligations in excess of plan assets.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at
beginning of year	$23,603	$20,300	$3,394	$2,628
Service cost	500	689	75	61
Interest cost	1,087	1,058	150	137
Plan participants’ contributions	-	-	39	36
Plan amendments	-	-	(386)	-
Actuarial loss	2,814	2,356	175	640
Benefits paid	(911)	(800)	(117)	(108)
Curtailments	(2,963)	-	-	-
Benefit obligation at
end of year	24,130	23,603	3,330	3,394

Change in plan assets:
Fair value of plan assets at
beginning of year	14,169	13,676	-	-
Actual return on plan assets	919	67	-	-
Employer contributions	1,226	1,226	78	72
Plan participants’ contributions		-	39	36
Benefits paid	(911)	(800)	(117)	(108)
Fair value of plan assets at
end of year	15,403	14,169	-	-

Funded status recognized in the
statements of condition	$(8,727)	$(9,434)	$(3,330)	$(3,394)
Accumulated benefit obligation	$(24,128)	$(21,442)

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized  as a component of net period benefit cost as of December 31, 2012 and 2011:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
(Dollars in thousands)
Prior Service Cost	$-	$880	$255	$212
Actuarial gain	(6,246)	(6,714)	(604)	(510)
Unrecognized components of net periodic
benefit cost in accumulated other
comprehensive income, net of tax	$(6,246)	$(5,834)	$(349)	$(298)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables set forth the components of net periodic pension and benefit costs for the pension plans and other postretirement plans and other amounts recognized in accumulated other comprehensive loss for the retirement plans and post retirement plans for the years ended December 31, 2012, 2011 and 2010:

	Pension Plans
	Year Ended December 31,
	2012	2011	2010
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$500	$689	$569
Interest cost	1,087	1,058	1,024
Expected return on plan assets	(1,036)	(1,078)	(991)
Amortization of unrecognized prior
service cost	(125)	(125)	(125)
Recognized net actuarial loss	676	389	263
Curtailment charge	(1,208)	-	-
Net periodic pension cost	(106)	933	740

Change in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net loss	2,931	3,366	2,937
Amortization of net loss	(676)	(389)	(263)
Amortization of prior service cost	1,333	125	125
Curtailment charge	(2,963)	-	-
Total recognized in other comprehensive income	625	3,102	2,799
Total recognized in net periodic pension
cost and other comprehensive income	$519	$4,035	$3,539

	Other Postretirement Benefits
	Year Ended December 31,
	2012	2011	2010
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$75	$61	$52
Interest cost	150	137	139
Recognized net loss	32	-	-
Amortization of unrecognized prior service cost	(41)	(48)	(48)
Curtailment charge	(279)	-	-
Net periodic pension cost	(63)	150	143

Change in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net loss	175	640	121
Amortization of prior service cost (credit)	(107)	48	48
Amortization of net loss	(32)	-	-
Change in prior service costs	41	-	-
Total recognized in other comprehensive income	77	688	169
Total recognized in net periodic pension
cost and other comprehensive income	$14	$838	$312

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

		Other Post
		Retirement
(Dollars in thousands)	Pension Plans	Benefits
Prior service cost (credit)	$-	$(50)
Actuarial loss	570	42

Assumptions

The following table presents the significant actuarial assumptions used in preparing the required disclosures:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2012	2011	2012	2011
Weighted-average assumptions used to
determine funding status:
Discount rate (1)	4.10%	4.65%	3.90%	4.50%
Rate of compensation increase * (2)	3.00%	3.00%	-	-
Weighted-average assumptions used to
determine net periodic pension costs:
Discount rate	4.65%	5.50%	4.50%	5.35%
Expected return on plan assets (2)	7.25%	7.75%	-	-
Rate of compensation increase (2)	3.00%	4.50%	-	-

(1)  Weighted average discount rate for the supplemental retirement plan was 3.40% for the year ended December 31, 2012.

(2)  Rates not applicable to the supplemental retirement plan.

*  The compensation rate increase will not be applicable after the Pension Plan freeze on February 28, 2013.

Health Care Trend Assumptions

	At December 31,
	2012	2011
Health care cost trend rate assumed for next year	9.50%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2022	2022

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Effect of a Change in the Health Care Cost Trend Rates
	2012		2011
	One	One	One	One
	Percentage	Percentage	Percentage	Percentage
	Point Increase	Point Decrease	Point Increase	Point Decrease
(Dollars in thousands)
Effect on total of service and interest components	$23	$(19)	$20	$(16)
Effect on postretirement benefit obligation	277	(236)	374	(311)

Discount Rate

The discount rate at December 31, 2012, the plan’s projected benefit obligation cash flows were discounted to December 31, 2012 based on the spot rates from the “Above the Median” Citigroup Pension Discount Curve.  The discount rate model produced a single weighted average discount rate of 4.10% that when used to discount the same plan benefit cash flows, resulted in the same aggregate present value.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The fair value of the Company’s pension plan assets at December 31, 2012 by asset category are listed in the table below:

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mutual funds - equity	$7,862	$-	$-
Mutual funds - fixed income	6,411	-	-
Money market separate account	-	569	-
High yield separate account	-	562	-

The fair value of the Company’s pension plan assets at December 31, 2011 by asset category are listed in the table below:

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Investments in pooled separate accounts	$-	$14,169	$-

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

The Company’s qualified defined benefit pension plan’s weighted-average asset allocations and the Plan’s long-term allocation structure by asset category are as follows:

	Actual Percentage of Fair Value
	At December 31,		Target
	2012	2011	Allocation
High yield and money market funds	7%	55%	5-15%
Equity funds	51%	25%	30-70%
Fixed income funds	42%	20%	30-70%
Total	100%	100%

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Expected Contributions

The Company makes contributions to its funded qualified defined benefit plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets and the present value of the benefit obligation of the plan.  The Company expects to contribute approximately $1,000,000 to the qualified defined benefit plan for the year ended December 31, 2013. Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2013 is equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

Expected Benefit Payments

The following is a summary of benefit payments expected to be paid by the non-contributory defined benefit pension plans (dollars in thousands):

2013	$986
2014	1,012
2015	1,047
2016	1,079
2017	1,096
Years 2018 - 2022	6,140
$11,360

The following is a summary of benefit payments expected to be paid by the medical, dental and life insurance plan (dollars in thousands):

2013	$129
2014	167
2015	155
2016	166
2017	184
Years 2018 - 2022	931
$1,732

401(k) Plan

Employees who have completed one year of service and have attained the age of 21 are eligible to participate in the Company’s defined contribution savings plan (“401(k) plan”).  Eligible employees may contribute an unlimited amount (not to exceed IRS limits) of their compensation. The Company may make matching contributions of 100% of the participant’s deferral not to exceed 4% of the participant’s compensation. Contributions by the Company for the year ended December 31, 2012 and 2011 were $702,000, and $632,000, respectively.  On January 1, 2007, the Company made several significant changes to the 401(k) plan:  1) implemented a Safe Harbor provision, which provides a match of 100% for the first 4% of employee contribution and eliminated the vesting schedule for monies matched after January 1, 2007; 2) announced their plan to exercise a discretionary employer contribution which would range from 0% to 11% based on profits and determined by the Board of Directors and management (subject to a vesting schedule) and 3) the definition of compensation was changed to W-2 compensation and the entry dates were changed to quarterly from semi-annual.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Supplemental Plans

The Company has entered into agreements with certain current and retired executives to provide supplemental retirement benefits.  The present values of these future payments, not included in the previous table, are included in accrued expenses and other liabilities in the statements of condition.  As of December 31 2012 and 2011, the accrued supplemental retirement liability was $2.2 million and $1.7 million, respectively. For the years ended December 31, 2012, 2011 and 2010 net expense for these supplemental retirement benefits were $611,000, $569,000 and $452,000, respectively.

Employee Stock Ownership Plan

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At December 31, 2012, the loan had an outstanding balance of $14.8 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense was $1.3 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively.

Shares held by the ESOP include the following as of December 31, 2012:

Allocated	190,722
Unallocated	1,239,694
1,430,416

The fair value of unallocated ESOP shares was $17.0 million at December 31, 2012.

10.          Stock Incentive Plan

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the  consolidated statement of operations.  For the year ended December 31, 2012, the Company recorded $4.0 million of share-based compensation expense, respectively, comprised of $1.6 million of stock option expense and $2.4 million of restricted stock expense.  Expected future compensation expense relating to the 1,356,727 non-vested options outstanding as of December 31, 2012, is $4.4 million over the remaining vesting period of 3.68 years. Expected future compensation expense relating to the 572,167 non-vested restricted shares at December 31, 2012, is $6.8 million over the remaining vesting period of 3.68 years.

The fair value of the options awarded is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.  Expected volatility is based on the Company’s historical volatility and the historical volatility of a peer group as the Company does not have reliably determined stock price for the period needed that is at least equal to its expected term and the Company’s recent historical volatility may not reflect future expectations.  The peer group consisted of financial institutions located in New England and the Mid-Atlantic regions of the United States based on whose common stock is traded on a national securities exchange, asset size, tangible capital ratio and earnings factors. The expected term of options granted is derived from using the simplified method due to the Company not having sufficient historical share option experience upon which to estimate an expected term.  The risk-free rate is based on the grant date for a traded zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.

December 31, 2012
Weighted per share average fair value of options granted	$3.50
Assumptions:
Risk-free interest rate	0.82%
Expected volatility	33.69%
Expected dividend yield	1.78%
Weighted-average dividend yield	0.86% - 2.89%
Expected life of options granted	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the year ended December 31, 2012.

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Stock Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2011	-	$-
Granted	1,698,157	12.95
Exercised	-	-
Forfeited	(1,800)	12.95
Outstanding at December 31, 2012	1,696,357	$12.95	9.68	$1,345

Exercisable at December 31, 2012	339,630

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following is a summary of the status of the Company’s restricted stock for the year ended December 31, 2012.

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at December 31, 2011	-	$-
Granted	715,208	12.95
Vested	(143,041)	12.95
Forfeited	-	-
Unvested at December 31, 2012	572,167	$12.95

11.           Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC Bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of December 31, 2012, the Company maintained a cash balance of $9.8 million with PNC Bank to collateralize our position. The Company’s agreement with PNC Bank will require PNC Bank to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of December 31, 2012, the Company’s agreement would require PNC Bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of December 31, 2012.

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

The interest rate swap derivatives executed with our customers and our counterparty, PNC Bank, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated statements of condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			December 31, 2012			December 31, 2011
	Consolidated			Estimated			Estimated
	Balance Sheet	# of	Notional	Fair	# of	Notional	Fair
	Location	Instruments	Amount	Values	Instruments	Amount	Values
(Dollars in thousands)

Commercial loan customer interest rate swap position	Other Assets	35	$105,828	$8,379	28	$83,897	$6,812

Commercial loan customer interest rate swap position	Other Liabilities	2	7,731	(24)	-	-	-

Counterparty interest rate swap position	Other Liabilities	37	113,559	(8,355)	28	83,897	(6,812)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2012			2011			2010
		MTM (Loss)			MTM (Loss)			MTM (Loss)
	Interest Income	Gain Recorded		Interest Income	Gain Recorded		Interest Income	Gain Recorded
	Recorded in	in Noninterest		Recorded in	in Noninterest		Recorded in	in Noninterest
	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$2,416	$-	$2,416	$2,143	$-	$2,143	$1,529	$-	$1,529
Counterparty interest rate swap position	(2,416)	-	(2,416)	(2,143)	-	(2,143)	(1,529)	-	(1,529)
Total	$-	$-	$-	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2012, the notional amount of outstanding rate locks totaled approximately $26.2 million and the notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $23.7 million.  Forward sales, which include mandatory forward commitments, notional amount totaled approximately $20.7 million at December 31, 2012, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Income Taxes

The components of the income tax provision are as follows:
	For the Year Ended December 31,
	2012	2011	2010
(Dollars in thousands)
Current provision
Federal	$2,764	$(1,763)	$3,302
State	2	9	7
	2,766	(1,754)	3,309
Deferred benefit
Federal	(1,425)	(721)	(1,207)
State	-	-	-
	(1,425)	(721)	(1,207)
Total provision for income taxes	$1,341	$(2,475)	$2,102

The following is a reconciliation of the expected federal statutory tax to the income tax provision as reported in the statements of income:

	For the Year Ended December 31,
	2012	2011	2010
(Dollars in thousands)
Income tax expense at statutory federal tax rate	$1,790	$(2,215)	$2,370
Changes in cash surrender value of life insurance	(437)	(247)	(227)
Dividends received deduction	(57)	(61)	(90)
State income taxes	1	6	5
ESOP	37	-	-
Death benefits	(85)	-	-
Other - net	92	42	44
Income tax provision as reported	$1,341	$(2,475)	$2,102

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax assets are as follows:

	At December 31,
	2012	2011
(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$5,857	$5,961
Accrued pension	430	720
Minimum pension liability and postretirement benefits	4,350	4,159
Charitable contribution carryforward	2,393	2,593
Deferred compensation	2,439	2,227
Accrued bonus	1,253	-
Other than temporary impairment on securities available-for-sale	990	990
Investment in partnerships	293	494
Stock compensation	737	-
Allowance for off-balance sheet provision	134	92
Other	560	528
Gross deferred tax assets	19,436	17,764
Valuation reserve	-	-
Net deferred tax assets	19,436	17,764
Deferred tax liabilities
Net origination fees	2,028	1,708
Fixed assets	995	1,576
Bond discount accretion	23	45
Net unrealized gain on securities available-for-sale	240	335
Other	468	193
Gross deferred tax liabilities	3,754	3,857
Net deferred tax assets	15,682	13,907

The allocation of deferred tax expense (benefit) involving items charged to current year income and items charged directly to capital are as follows:

	2012	2011
(Dollars in thousands)
Deferred tax benefit allocated to capital	$(350)	$(1,778)
Deferred tax benefit allocated to income	(1,425)	(721)
Total change in deferred taxes	$(1,775)	$(2,499)

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.  At December 31, 2012 and 2011, the Company has not recorded a valuation allowance against the federal deferred tax assets.

At December 31, 2012, the Company has charitable contribution carryforwards of $7.0 million, which expire in 2016. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. A corporation is permitted to carry over to the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation.  During 2012, the Company anticipates that all charitable contribution carryforwards will be utilized and that no valuation allowance is required as of December 31, 2012.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

At December 31, 2012, the Company’s unrecognized tax benefits, excluding related interest expense and penalties was approximately $982,000.  As the Company is presently under IRS audit, it is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months.  The Company does not expect that any changes over the next twelve months in its gross balance of unrecognized tax benefits caused by the audit would result in a significant change in its annual effective tax rate.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2012:

(Dollars in thousands)	2012
Balance at December 31, 2011	$-
Increases based on tax positions related to prior periods	982
Balance at December 31, 2012	$982

After-tax interest expense related to income tax liabilities recognized in income tax expense was $61,000 in 2012.

The IRS audit of the consolidated federal income tax return of First Connecticut Bancorp for the year 2011 commenced in 2013.  This examination is expected to conclude by the beginning of 2014.

The Company had no uncertain tax positions as of December 31, 2011.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

13.	Lease Commitments

The Company’s headquarters and certain of the Company’s branch offices are leased under non-cancelable operating leases, which expire at various dates through the year 2033.  Various leases have renewal options of up to an additional thirty years.  Payments on majority of the leases are subject to an escalating payment schedule.  The future minimum rental commitments as of December 31, 2012 for these leases are as follows:

(Dollars in thousands)
2013	$2,307
2014	2,356
2015	2,261
2016	2,148
2017	2,057
Thereafter	10,204
$21,333

Total rental expense for all leases amounted to $2.5 million, $2.4 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14.	Financial Instruments with Off-Balance Sheet Risk

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

	December 31,	December 31,
	2012	2011
(Dollars in thousands)
Approved loan commitments	$14,761	$21,483
Unadvanced portion of construction loans	61,923	23,268
Unadvanced portion of resort loans	2,768	4,950
Unused lines for home equity loans	146,078	106,430
Unused revolving lines of credit	402	365
Unused commercial letters of credit	8,462	9,925
Unused commercial lines of credit	135,379	100,585
	$369,773	$267,006

Financial instruments with off-balance sheet risk had a valuation allowance of $394,000 and $270,000 as of December 31, 2012 and 2011, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

At December 31, 2012 and 2011, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

15.	Significant Group Concentrations of Credit Risk

The Company primarily grants commercial, residential and consumer loans to customers located within its primary market area in the state of Connecticut.  The majority of the Company’s loan portfolio is comprised of commercial and residential mortgages.  The Company has no negative amortization or option adjustable rate mortgage loans.

16.	Fair Value Measurements

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the years ended December 31, 2012 and 2011.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2012 and 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2012

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$118,980	$118,980	$-	$-
U.S. Government agency obligations	-	-	-	-
Government sponsored residential mortgage-backed securities	10,603	-	10,603	-
Corporate debt securities	3,153	-	3,153	-
Preferred equity securities	1,786	-	1,786	-
Marketable equity securities	372	132	240	-
Mutual funds	3,587	-	3,587	-
Securities available-for-sale	138,481	119,112	19,369	-
Interest rate swap derivative	8,379	-	8,379	-
Derivative loan commitments	450	-	-	450
Forward loan sales commitments	38	-		38
Total	$147,348	$119,112	$27,748	$488

Liabilities
Interest rate swap derivative	$8,379	$-	$8,379	$-
Total	$8,379	$-	$8,379	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

	December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$80,999	$80,999	$-	$-
U.S. Government agency obligations	27,006	-	27,006	-
Government sponsored residential mortgage-backed securities	20,545	-	20,545	-
Corporate debt securities	1,175	-	1,175	-
Trust preferred debt securities	42	-	-	42
Preferred equity securities	1,573	-	1,573	-
Marketable equity securities	366	126	240	-
Mutual funds	3,464	-	3,464	-
Securities available-for-sale	135,170	81,125	54,003	42
Interest rate swap derivative	6,812	-	6,812	-
Total	$141,982	$81,125	$60,815	$42

Liabilities
Interest rate swap derivative	$6,812	$-	$6,812	$-
Forward loan sales commitments	5	-	-	5
Derivative loan commitments	39	-	-	39
Total	$6,856	$-	$6,812	$44

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available-for-Sale
	For the Year Ended December 31,
	2012	2011	2010
(Dollars in thousands)
Balance, at beginning of year	$42	$44	$90
Paydowns	(42)	(2)	(46)
Total losses - (realized/unrealized):
Included in earnings	-	-	-
Balance, at the end of year	$-	$42	$44

	Derivative and Forward Loan Sales Commitments, Net
	For the Year Ended December 31,
	2012	2011	2010

(Dollars in thousands)
Balance, at beginning of year	$(44)	$-	$-
Total losses - (realized/unrealized):
Included in earnings	532	(44)	-
Balance, at the end of year	$488	$(44)	$-

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2012 and 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$1,709
Loans held for sale	-	9,626	-
Impaired loans	-	-	35,908
Other real estate owned	-	-	549

	December 31, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$594
Loans held for sale	-	1,039	-
Impaired loans	-	-	38,783
Other real estate owned	-	-	302

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

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2012 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs
Mortgage servicing rights	$1,709	Discounted cash flows	Prepayment speed	6.5% - 8.7%	13.0%
			Discount rate	23.0% - 30.7%	6.5%

Impaired loans	$35,908	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$549	Appraisals	Discount for costs to sell	8% - 10%	9.0%

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

Investment in Federal Home Loan Bank of Boston (“FHLBB”) stock:  FHLBB stock does not have a readily determinable fair value and is assumed to have a fair value equal to its carrying value. Ownership of FHLBB stock is restricted to the FHLBB, and can only be purchased and redeemed at par value.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2012 and 2011.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		At December 31,
		2012		2011
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$3,006	$3,006	$3,216	$3,216
Securities available-for-sale	See previous table	138,481	138,481	135,170	135,170
Loans	Level 3	1,534,021	1,563,430	1,310,157	1,333,262
Loans held-for-sale	Level 2	9,626	9,626	1,039	1,039
Mortgage servicing rights	Level 3	1,327	1,709	497	594
Federal Home Loan Bank of Boston stock	Level 2	8,939	8,939	7,449	7,449
Financial liabilities
Deposits
Noninterest-bearing demand deposits	Level 1	247,586	247,586	195,625	195,625
NOW accounts	Level 1	227,205	227,205	189,577	189,577
Money market	Level 1	317,030	317,030	247,693	247,693
Savings accounts	Level 1	179,290	179,290	157,913	157,913
Time deposits	Level 2	359,344	363,156	385,874	389,857
FHLB advances	Level 2	128,000	130,062	63,000	65,812
Repurchase agreement borrowings	Level 2	21,000	22,819	21,000	22,963
Repurchase liabilities	Level 2	54,187	54,189	64,466	64,466

On-balance sheet derivative financial instruments
Forward loan sales commitments:
Assets	Level 3	38	38	-	-
Liabilities	Level 3	-	-	5	5
Interest rate swap derivative liability:
Assets	Level 2	8,379	8,379	6,812	6,812
Liabilities	Level 2	8,379	8,379	6,812	6,812
Derivative loan commitments
Assets	Level 3	450	450	-	-
Liabilities	Level 3	-	-	39	39

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

Management believes, as of December 31, 2012 and 2011 that the Company meets all capital adequacy requirements to which it is subject.  As of December 31, 2012, the Company was categorized as well capitalized under the regulatory framework for Prompt Corrective Action.

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

The actual capital amounts and ratios for the Company and the Bank are also presented in the table:

					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmington Bank:
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$203,344	14.44%	$112,656	8.00%	$140,820	10.00%
Tier I Capital (to Risk Weighted Assets)	185,743	13.19	56,328	4.00	84,493	6.00
Tier I Capital (to Average Assets)	185,743	10.44	71,166	4.00	88,957	5.00
At December 31, 2011
Total Capital (to Risk Weighted Assets)	$196,763	16.20%	$97,167	8.00%	$121,459	10.00%
Tier I Capital (to Risk Weighted Assets)	181,550	14.95	48,575	4.00	72,863	6.00
Tier I Capital (to Average Assets)	181,550	10.97	66,199	4.00	82,748	5.00
First Connecticut Bancorp, Inc.:
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$264,987	18.78%	$112,881	8.00%	$141,101	10.00%
Tier I Capital (to Risk Weighted Assets)	247,364	17.53	56,444	4.00	84,665	6.00
Tier I Capital (to Average Assets)	247,364	13.88	71,286	4.00	89,108	5.00
At December 31, 2011
Total Capital (to Risk Weighted Assets)	$272,365	22.38%	$97,360	8.00%	$121,700	10.00%
Tier I Capital (to Risk Weighted Assets)	257,152	21.13	48,680	4.00	73,020	6.00
Tier I Capital (to Average Assets)	257,152	15.51	66,319	4.00	82,899	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

18.           Parent Company Statements

The following represents the Parent Company’s condensed statements of condition as of December 31, 2012 and 2011, and condensed statements of operations, condensed statements of comprehensive income (loss) and cash flows for the years ended December 31, 2012, 2011 and 2010:

Condensed Statements of Condition

	At December 31,
	2012	2011
(Dollars in thousands)
Assets
Cash and cash equivalents	$55,845	$72,989
Deferred income taxes	2,607	2,591
Due from Farmington Bank	3,484	-
Investment in Farmington Bank	179,901	176,378
Prepaid expenses and other assets	27	27
Total assets	$241,864	$251,985

Liabilities	$342	$5
Stockholders' equity	241,522	251,980
Total liabilities and shareholders’ equity	$241,864	$251,985

Condensed Statements of Operations
	For The Year Ended December 31,
	2012	2011	2010
(Dollars in thousands)
Interest income	$289	$132	$-
Contribution to Farmington Bank Community Foundation Inc.	-	(6,877)	-
Noninterest expense	(609)	(114)	-
Income tax benefit	72	2,336	-
Loss before equity in undistributed earnings of Farmington Bank	(248)	(4,523)	-
Equity in undistributed earnings of Farmington Bank	4,171	483	4,869
Net income (loss)	$3,923	$(4,040)	$4,869

Condensed Statements of Comprehensive Income (Loss)
	For The Year Ended December 31,
	2012	2011	2010
(Dollars in thousands)
Net income (loss)	$3,923	$(4,040)	$4,869
Other comprehensive loss, before tax
Net change in unrealized losses on securities	(280)	(698)	(2,409)
Change related to employee benefit plans	(702)	(3,790)	(2,968)
Other comprehensive loss, before tax	(982)	(4,488)	(5,377)
Income tax benefit	(334)	(1,526)	(1,828)
Other comprehensive loss, net of tax	(648)	(2,962)	(3,549)
Comprehensive income (loss)	$3,275	$(7,002)	$1,320

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	For The Year Ended December 31,
	2012	2011	2010
(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$3,923	$(4,040)	$4,869
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Contribution of stock to Farmington Bank
Community Foundation, Inc.	-	6,877	-
Amortization of ESOP expense	1,263	-	-
Share based compensation expense	4,011	-	-
Equity in undistributed net income of Farmington Bank	(4,171)	(483)	(4,869)
Deferred income tax	13	(2,338)	-
Due from Farmington Bank	(3,484)	-	-
Increase in prepaid expenses and other assets	-	(27)	-
Increase in accrued expenses and other liabilities	337	5	-
Net cash provided by (used in) operating activities	1,892	(6)	-
Cash flows from investing activities:
Payments received on ESOP note receivable	-	1,102	-
Issuance of ESOP note receivable	-	(11,545)	-
Capital contribution to Farmington Bank	-	(83,964)	-
Net cash used in investing activities	-	(94,407)	-
Cash flows from financing activities:
Proceeds from common stock offering, net of offering cost	-	167,838	-
Purchase of common stock for ESOP	(5,376)	-	-
Cancelation of shares for tax withholding	(407)	-	-
Repurchase of common stock	(11,283)	-	-
Cash dividend paid	(1,970)	(536)	-
Net cash (used in) provided by financing activities	(19,036)	167,302	-
Net (decrease) increase in cash and cash equivalents	(17,144)	72,889	-
Cash and cash equivalents at beginning of year	72,989	100	100
Cash and cash equivalents at end of year	$55,845	$72,989	$100

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

19.           Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$15,427	$15,146	$15,780	$16,507
Interest expense	2,473	2,347	2,393	2,415
Net interest income	12,954	12,799	13,387	14,092
Provision for allowance for loan losses	330	520	215	315
Net interest income after provision for loan losses	12,624	12,279	13,172	13,777
Noninterest income	1,313	1,978	2,145	4,054
Noninterest expense	12,629	13,133	16,905	13,411
Income (loss) before income taxes	1,308	1,124	(1,588)	4,420
Income tax expense (benefit)	317	293	(519)	1,250
Net income (loss)	$991	$831	$(1,069)	$3,170
Net income (loss) per share:
Basic and Diluted	$0.06	$0.05	$(0.07)	$0.19

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$14,731	$14,674	$14,659	$14,961
Interest expense	2,780	2,760	2,672	2,614
Net interest income	11,951	11,914	11,987	12,347
Provision for allowance for loan losses	300	300	300	3,190
Net interest income after provision for loan losses	11,651	11,614	11,687	9,157
Noninterest income	1,281	1,429	1,728	1,250
Noninterest expense	11,661	19,927	11,945	12,779
Income (loss) before income taxes	1,271	(6,884)	1,470	(2,372)
Income tax expense (benefit)	255	(2,239)	427	(918)
Net income (loss)	$1,016	$(4,645)	$1,043	$(1,454)

Net income (loss) per share:
Basic and Diluted (1)	N/A	$(0.26)	$0.06	$(0.09)
Pro forma net income (loss) per share (2):
Basic and Diluted	$0.06	$(0.26)	$0.06	$(0.09)

(1)=     For the year ended December 31, 2011, net loss per share reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to December 31, 2011.

(2)=     Pro forma net income (loss) per share assumes the Company’s shares are outstanding for all periods prior to  the completion of the Plan of Conversion and Reorganization on June 29, 2011.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

20.           Legal Actions

The Company and its subsidiaries are involved in various legal proceedings which have arisen in the normal course of business. The Company believes there are no pending actions that will have a material adverse effect on the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, as appropriate, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the Company's effectiveness of the internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoppers LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information

There were no changes in or disagreements with accountants on accounting and financial disclosures as defined in Regulation S-K, Item 304.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 11. Executive Compensation

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 14. Principal Accounting Fees and Services

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)    Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A) Report of Independent Registered Public Accounting Firm on Financial Statements

(B) Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

(C) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

(D) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(G) Notes to Consolidated Financial Statements

(2)    Financial Statements Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

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

10.4.1	Second Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed herewith).

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

10.8.1	Amendment to Farmington Savings Bank Defined Benefit Employees' Pension Plan as amended (filed herewith).

10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

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

10.13	Employment Agreement among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.1 Employment Agreement on Form 8-K for the Company on April 24, 2012 and incorporated by reference).

10.13.1
Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr.(filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference).

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

First Connecticut Bancorp, Inc.

	By:	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Date: March 18, 2013		Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Patrick Jr.	Chairman of the Board, President and Chief Executive Officer	March 18, 2013
John J. Patrick, Jr.	(Principal Executive Officer)

/s/ Gregory A. White	Executive Vice President and Chief Financial Officer	March 18, 2013
Gregory A. White	(Principal Financial Officer)

/s/ Kimberly Rozanski Ruppert	Senior Vice President and Chief Accounting Officer	March 18, 2013
Kimberly Rozanski Ruppert	(Principal Accounting Officer)

/s/ Ronald A. Bucchi	Director	March 18, 2013
Ronald A. Bucchi

/s/ John J. Carson	Director	March 18, 2013
John J. Carson

/s/ David M. Drew	Director	March 18, 2013
David M. Drew

/s/ Robert F. Edmunds, Jr.	Director	March 18, 2013
Robert F. Edmunds, Jr.

/s/ Kevin S. Ray	Director	March 18, 2013
Kevin S. Ray

/s/ Michael A. Ziebka	Director	March 18, 2013
Michael A. Ziebka