Form 10-Q
period 2013-03-31
First Connecticut Bancorp, Inc.
filed 2013-05-10
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, there were 16,984,242 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents
		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Condition at March 31, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three months ended March 31 2013, and 2012 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	52

Part II. Other Information

Item 1.	Legal Proceedings	53

Item1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults upon Senior Securities	53

Item 4.	Mine Safety Disclosure	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

Signatures		56

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc.
Consolidated Statements of Condition (Unaudited)

	March 31, 2013	December 31, 2012
(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$34,946	$50,641
Securities held-to-maturity, at amortized cost	3,003	3,006
Securities available-for-sale, at fair value	108,787	138,241
Loans held for sale	6,601	9,626
Loans, net	1,544,687	1,520,170
Premises and equipment, net	20,764	19,967
Federal Home Loan Bank of Boston stock, at cost	8,383	8,939
Accrued income receivable	4,346	4,415
Bank-owned life insurance	37,649	37,449
Deferred income taxes	15,810	15,682
Prepaid expenses and other assets	14,416	14,810
Total assets	$1,799,392	$1,822,946
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,130,180	$1,082,869
Noninterest-bearing	245,912	247,586
	1,376,092	1,330,455
Federal Home Loan Bank of Boston advances	76,000	128,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	43,353	54,187
Accrued expenses and other liabilities	40,078	47,782
Total liabilities	1,556,523	1,581,424

Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 18,064,539 shares issued and 17,644,449 shares outstanding at March 31, 2013 and 18,076,971 shares issued and 17,714,481 shares outstanding at December 31, 2012	181	181
Additional paid-in-capital	173,584	172,247
Unallocated common stock held by ESOP	(14,545)	(14,806)
Treasury stock, at cost (420,090 shares at March 31, 2013 and 362,490 shares at December 31, 2012)	(5,713)	(4,860)
Retained earnings	95,172	94,890
Accumulated other comprehensive loss	(5,810)	(6,130)
Total stockholders’ equity	242,869	241,522
Total liabilities and stockholders’ equity	$1,799,392	$1,822,946

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans
Mortgage	$11,468	$11,110
Other	3,314	3,889
Interest and dividends on investments
United States Government and agency obligations	139	266
Other bonds	59	58
Corporate stocks	62	70
Other interest income	5	34
Total interest income	15,047	15,427
Interest expense
Deposits	1,705	1,755
Interest on borrowed funds	469	481
Interest on repo borrowings	171	180
Interest on repurchase liabilities	50	57
Total interest expense	2,395	2,473
Net interest income	12,652	12,954
Provision for allowance for loan losses	399	330
Net interest income after provision for loan losses	12,253	12,624
Noninterest income
Fees for customer services	982	816
Net gain on loans sold	2,030	98
Brokerage and insurance fee income	32	25
Bank owned life insurance income	409	319
Other	85	55
Total noninterest income	3,538	1,313
Noninterest expense
Salaries and employee benefits	9,034	7,424
Occupancy expense	1,240	1,190
Furniture and equipment expense	1,018	1,099
FDIC assessment	291	279
Marketing	594	606
Other operating expenses	2,522	2,031
Total noninterest expense	14,699	12,629
Income before income taxes	1,092	1,308
Income tax expense	279	317
Net income	$813	$991

Net earnings per share (See Note 2):
Basic and Diluted	$0.05	$0.06

Weighted average shares outstanding:
Basic and Diluted	16,476,277	16,784,974

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
(Dollars in thousands)
Net income	$813	$991
Other comprehensive income, before tax
Unrealized gains on securities:
Unrealized holding gains arising during the year	348	253
Less: reclassification adjustment for gains included in net income	-	-
Net change in unrealized gains	348	253
Change related to employee benefit plans	136	132
Other comprehensive income, before tax	484	385
Income tax expense	164	131
Other comprehensive income, net of tax	320	254

Comprehensive income	$1,133	$1,245

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Income (Loss)	Total
(Dollars in thousands)
Balance at December 31, 2012	17,714,481	$181	$172,247	$(14,806)	$(4,860)	$94,890	$(6,130)	$241,522
ESOP shares released and committed to be released	-	-	76	261	-	-	-	337
Cash dividend paid ($0.03 per common share)	-	-	-	-	-	(531)	-	(531)
Treasury stock acquired	(58,650)	-	-	-	(853)	-	-	(853)
Stock options exercised	1,050	-	-	-	14	-	-	14
Cancellation of shares for tax withholding	(12,432)	-	(161)	-	(14)	-	-	(175)
Share based compensation expense	-	-	1,422	-	-	-	-	1,422
Net income	-	-	-	-	-	813	-	813
Other comprehensive income	-	-	-	-	-	-	320	320
Balance at March 31, 2013	17,644,449	$181	$173,584	$(14,545)	$(5,713)	$95,172	$(5,810)	$242,869

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$813	$991
Adjustments to reconcile net income to net cash used in operating activities:
Provision for allowance for loan losses	399	330
Provision for off-balance sheet commitments	4	12
Depreciation and amortization	730	806
Amortization of ESOP expense	337	311
Share based compensation expense	1,422	-
Loans originated for sale	(58,815)	(9,365)
Proceeds from the sale of loans held for sale	63,870	7,094
Net gain on loans sold	(2,030)	(98)
Accretion and amortization of investment security discounts and premiums, net	(29)	(17)
Amortization and accretion of loan fees and discounts, net	151	(378)
Decrease (increase) in accrued income receivable	69	(119)
Deferred income tax	(294)	104
Increase in cash surrender value of bank-owned life insurance	(300)	(319)
Decrease in prepaid expenses and other assets	386	1,141
Decrease in accrued expenses and other liabilities	(7,562)	(2,664)
Net cash used in operating activities	(849)	(2,171)
Cash flow from investing activities
Maturities of securities held-to-maturity	3	-
Maturities, calls and principal payments of securities available-for-sale	80,867	93,438
Purchases of securities available-for-sale	(51,036)	(73,955)
Loan originations, net of principal repayments	(25,067)	(30,822)
Redemption of Federal Home Loan Bank of Boston stock, net	556	312
Purchases of bank-owned life insurance	-	(6,000)
Proceeds from bank-owned life insurance	100	-
Proceeds from sale of foreclosed real estate	-	94
Purchases of premises and equipment	(1,527)	(720)
Net cash provided by (used in) investing activities	3,896	(17,653)
Cash flows from financing activities
Purchase of common stock for ESOP	-	(2,804)
Net decrease in borrowings	(52,000)	-
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	48,181	85,404
Net decrease in certificates of deposit	(2,544)	(12,503)
Net decrease in repurchase liabilities	(10,834)	(8,753)
Cancellation of shares for tax withholding	(161)	-
Repurchase of common stock	(853)	-
Cash dividend paid	(531)	(536)
Net cash (used in) provided by financing activities	(18,742)	60,808
Net (decrease) increase in cash and cash equivalents	(15,695)	40,984
Cash and cash equivalents at beginning of period	50,641	90,296
Cash and cash equivalents at end of period	$34,946	$131,280

Supplemental disclosure of cash flow information
Cash paid for interest	$2,318	$2,451
Cash paid for income taxes	-	6

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

As part of the reorganization, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The Company loaned the ESOP the amount needed to purchase up to 1,430,416 shares or 8.0% of the Company’s common stock issued in the offering.  During 2012, the ESOP completed its purchase of 1,430,416 shares of common stock at a cost of $16.9 million. The Bank makes annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  As of March 31, 2013 the Company has repurchased 908,087 shares at a cost of $12.1 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

First Connecticut Bancorp, Inc.’s only subsidiary is Farmington Bank.  Farmington Bank’s main office is located in Farmington, Connecticut.  Farmington Bank operates twenty full service branch offices and four limited services offices in central Connecticut.  Farmington Bank’s primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank’s service area.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company has condensed or omitted certain information and footnote disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s 10-K filed on March 18, 2013.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). ASU No. 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have an impact on the Company’s financial condition or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU 2013-01 did not have an effect on the Company’s consolidated statement of condition or results of operations.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2.	Earnings Per Share

Basic net earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net earnings per common share is computed in a manner similar to basic net earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the year.  Unvested restricted stock are participating securities and are considered outstanding and included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share since the shares participate in dividends and the right to dividends are non-forfeitable.  Losses are not allocated to participating securities since there is not a contractual obligation to participate in the net loss.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share.

The following table sets forth the calculation of basic and diluted earnings per share:

		Three Months Ended March 31,
		2013	2012
(Dollars in thousands, except Per Share data):

Net income		$813	$991

Weighted-average shares outstanding		18,076,832	17,880,200

Less:	Average unallocated ESOP shares	(1,231,604)	(1,095,226)
	Average treasury stock	(368,951)	-
Weighted-average basic shares outstanding		16,476,277	16,784,974

Plus:	Dilutive stock options	-	-

Weighted-average diluted shares outstanding		16,476,277	16,784,974

Net earnings per share:
	Basic and Diluted	$0.05	$0.06

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

3.	Investment Securities

Investment securities are summarized as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$91,003	$3	$(2)	$91,004
Government sponsored residential mortgage-backed securities	7,944	698	(1)	8,641
Corporate debt securities	2,963	186	-	3,149
Preferred equity securities	2,100	258	(103)	2,255
Marketable equity securities	108	37	(2)	143
Mutual funds	3,615	-	(20)	3,595
Total securities available-for-sale	$107,733	$1,182	$(128)	$108,787
Held-to-maturity
Government sponsored residential mortgage-backed securities	$3	$-	$-	$3
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,003	$-	$-	$3,003

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$118,984	$5	$(9)	$118,980
Government sponsored residential mortgage-backed securities	9,803	800	-	10,603
Corporate debt securities	2,958	195	-	3,153
Preferred equity securities	2,100	19	(333)	1,786
Marketable equity securities	108	27	(3)	132
Mutual funds	3,585	2	-	3,587
Total securities available-for-sale	$137,538	$1,048	$(345)	$138,241
Held-to-maturity
Government sponsored residential mortgage-backed securities	$6	$-	$-	$6
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,006	$-	$-	$3,006

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
March 31, 2013
Available-for-sale:
U.S. Treasury obligations	32,011	(2)	$-	$-	$32,011	$(2)
Government sponsored residential mortgage-backed securities	63	(1)	-	-	63	(1)
Preferred equity securities	-	-	1,897	(103)	1,897	(103)
Marketable equity securities	-	-	4	(2)	4	(2)
Mutual funds	2,938	(20)	-	-	2,938	(20)
	$35,012	$(23)	$1,901	$(105)	$36,913	$(128)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
December 31, 2012
Available-for-sale:
U.S. Treasury obligations	$52,985	$(9)	$-	$-	$52,985	$(9)
Preferred equity securities	-	-	1,667	(333)	1,667	(333)
Marketable equity securities	-	-	4	(3)	4	(3)
	$52,985	$(9)	$1,671	$(336)	$54,656	$(345)

Management believes that no individual unrealized loss as of March 31, 2013 represents an other-than-temporary impairment, based on its detailed review of the securities portfolio.  Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and the length of time an issue is below book value as well as consideration of issuer specific factors (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral, if applicable). The Company also considers whether or not it has the intent to sell the security prior to maturity as well as the extent to which the unrealized loss is attributable to changes in interest rates.

The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security that is rated Ba2 by Moody’s as of March 31, 2013.  A detailed review of the preferred equity security was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity security is not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

There were no gross realized gains or losses on sales of securities available for sale for the three months ended March 31, 2013 and 2012.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and estimated market value of debt securities at March 31, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	March 31, 2013
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$91,003	$91,004	$-	$-
Due after one year through five years	2,963	3,149	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities	7,944	8,641	3	3
	$101,910	$102,794	$3,003	$3,003

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $8.4 million and $8.9 million of FHLBB capital stock at March 31, 2013 and December 31, 2012, respectively, which is equal to its FHLBB capital stock requirement.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	March 31, 2013	December 31, 2012
(Dollars in thousands)
Real estate
Residential	$619,741	$620,991
Commercial	504,722	473,788
Construction	66,508	64,362
Installment	5,949	6,719
Commercial	200,610	192,210
Collateral	1,945	2,086
Home equity line of credit	143,992	142,543
Demand	-	25
Revolving credit	73	65
Resort	15,252	31,232
Total loans	1,558,792	1,534,021
Less:
Allowance for loan losses	(17,332)	(17,229)
Net deferred loan costs	3,227	3,378
Loans, net	$1,544,687	$1,520,170

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 are as follows:

	For The Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$17,229	$17,533
Provision for loan losses	399	330
Charge-offs	(306)	(148)
Recoveries	10	12
Balance at end of period	$17,332	$17,727

Changes in the allowance for loan losses by segments for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,778	$(294)	$-	$417	$3,901
Commercial	8,105	-	-	(179)	7,926
Construction	760	-	-	87	847
Installment	77	-	-	(13)	64
Commercial	2,654	-	5	331	2,990
Collateral	-	-	-	-	-
Home equity line of credit	1,377	-	-	16	1,393
Demand	-	-	-	-	-
Revolving credit	-	(12)	5	7	-
Resort	456	-	-	(245)	211
Unallocated	22	-	-	(22)	-
	$17,229	$(306)	$10	$399	$17,332

	For the Three Months Ended March 31, 2012
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$2,874	$(61)	$-	$379	$3,192
Commercial	8,755	(49)	-	(177)	8,529
Construction	590	-	-	(8)	582
Installment	92	(6)	3	(13)	76
Commercial	2,140	-	4	109	2,253
Collateral	-	-	-	-	-
Home equity line of credit	1,295	(19)	-	39	1,315
Demand	-	-	-	-	-
Revolving credit	-	(13)	5	8	-
Resort	1,787	-	-	(137)	1,650
Unallocated	-	-	-	130	130
	$17,533	$(148)	$12	$330	$17,727

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at March 31, 2013 and December 31, 2012:

Loans individually evaluated for impairment:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Real estate
Residential	$11,057	$341	$10,695	$340
Commercial	17,545	111	17,546	126
Construction	1,179	39	1,179	6
Installment	31	5	7	-
Commercial	7,341	839	5,313	476
Collateral	-	-	-	-
Home equity line of credit	505	-	491	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,552	-	1,626	1
Total	$39,210	$1,335	$36,857	$949

Loans collectively evaluated for impairment:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Real estate
Residential	$611,627	$3,560	$613,343	$3,438
Commercial	486,939	7,815	456,109	7,979
Construction	65,299	808	63,124	754
Installment	5,918	59	6,712	77
Commercial	193,830	2,151	187,466	2,178
Collateral	1,945	-	2,086	-
Home equity line of credit	143,491	1,393	142,056	1,377
Demand	-	-	25	-
Revolving Credit	73	-	65	-
Resort	13,687	211	29,556	455
Total	$1,522,809	$15,997	$1,500,542	$16,258
Unallocated	-	-	-	22
Total	$1,562,019	$17,332	$1,537,399	$17,229

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at March 31, 2013 and December 31, 2012:

	March 31, 2013
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	13	$2,454	-	$-	20	$8,651	33	$11,105	$-
Commercial	1	130	-	-	1	818	2	948	-
Construction	-	-	-	-	1	419	1	419	-
Installment	-	-	1	4	2	56	3	60	-
Commercial	2	67	-	-	8	2,028	10	2,095	-
Collateral	9	106	-	-	-	-	9	106	-
Home equity line of credit	-	-	-	-	4	428	4	428	-
Demand	1	6	-	-	-	-	1	6	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	26	$2,763	1	$4	36	$12,400	63	$15,167	$-

	December 31, 2012
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	17	$3,080	6	$1,663	16	$7,803	39	$12,546	$-
Commercial	-	-	1	349	2	925	3	1,274	-
Construction	-	-	-	-	1	419	1	419	-
Installment	1	14	-	-	2	73	3	87	-
Commercial	2	1,435	1	66	6	585	9	2,086	-
Collateral	7	57	-	-	-	-	7	57	-
Home equity line of credit	1	75	2	94	3	379	6	548	-
Demand	1	6	-	-	2	40	3	46	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	29	$4,667	10	$2,172	32	$10,224	71	$17,063	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Nonperforming assets were:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans:
Real estate
Residential	$9,433	$9,194
Commercial	818	925
Construction	419	419
Installment	188	157
Commercial	2,309	2,351
Collateral	-	-
Home equity line of credit	744	711
Demand	-	25
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	13,911	13,782
Loans 90 days past due and still accruing	-	-
Real estate owned	541	549
Total nonperforming assets	$14,452	$14,331

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at March 31, 2013:

	March 31, 2013
						Cash-basis
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate
Residential	$4,664	$5,117	$-	$3,797	$1	$1
Commercial	4,877	5,059	-	4,989	54	53
Construction	760	761	-	562	10	10
Installment	7	6	-	-	-	-
Commercial	800	808	-	2,746	7	7
Collateral	-	-	-	-	-	-
Home equity line of credit	505	583	-	497	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,552	1,550	-	414	13	13
Total	13,165	13,884	-	13,005	85	84

Impaired loans with a valuation allowance:
Real estate
Residential	6,393	6,950	341	7,027	17	17
Commercial	12,668	12,668	111	12,720	228	227
Construction	419	664	39	331	-	-
Installment	24	25	5	10	-	-
Commercial	6,541	6,553	839	3,498	48	48
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	26,045	26,860	1,335	23,586	293	292
Total impaired loans	$39,210	$40,744	$1,335	$36,591	$378	$376

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

The recorded investment balance of TDRs approximated $32.2 million and $29.7 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $24.3 million and $22.1 million while TDRs on nonaccrual status were $7.9 million and $7.6 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At March 31, 2013 and December 31, 2012, the allowance for loan losses included specific reserves of $1.3 million and $889,000 related to TDRs, respectively. For the three months ended March 31, 2013 and 2012, the Bank had charge-offs totaling $293,000 and $-0-, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds available to borrowers in TDR status was $214,000 and $872,000 at March 31, 2013 and December 31, 2012, respectively. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at March 31, 2013 and December 31, 2012:

	March 31, 2013
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	4	$1,188	7	$5,313	11	$6,501
Commercial	14	16,307	-	-	14	16,307
Construction	1	761	1	419	2	1,180
Installment	1	7	-	-	1	7
Commercial	5	4,463	7	1,890	12	6,353
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	2	244	2	244
Demand	-	-	1	24	1	24
Revolving Credit	-	-	-	-	-	-
Resort	2	1,552	-	-	2	1,552
Total	27	$24,278	18	$7,890	45	$32,168

	December 31, 2012
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	3	$1,068	6	$5,264	9	$6,332
Commercial	12	16,381	-	-	12	16,381
Construction	2	999	1	419	3	1,418
Installment	1	7	-	-	1	7
Commercial	7	2,043	6	1,867	13	3,910
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,626	-	-	2	1,626
Total	27	$22,124	13	$7,550	40	$29,674

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	3	$588	$588	1	$118	$118
Commercial	-	-	-	1	153	153
Construction	1	760	760	1	242	242
Installment	1	7	7	1	7	7
Commercial	1	3,627	3,627	2	2,199	2,199
Home equity line of credit	2	244	244	-	-	-
Demand	1	24	24	-	-	-
Total	9	$5,250	$5,250	6	$2,719	$2,719

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modication date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	3	$-	$-	$234	$354	$588
Construction	1	760	-	-	-	760
Installment	1	-	-	7	-	7
Commercial	1	3,627	-	-	-	3,627
Home equity line of credit	2	-	-	15	229	244
Demand	1	-	-	24	-	24
Total	9	$4,387	$-	$280	$583	$5,250

	For the Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	1	$-	$118	$-	$-	$118
Commercial	1	-	-	-	153	153
Construction	1	242	-	-	-	242
Installment	1	-	7	-	-	7
Commercial	2	2,199	-	-	-	2,199
Total	6	$2,441	$125	$-	$153	$2,719

A loan is considered to be in default once it is more than 30 days past due following a modification.
There were no loans that defaulted and had been modified as a TDR during the 12 month period preceding the default date as of March 31, 2013 and 2012.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$605,776	$1,532	$12,433	$-	$619,741
Commercial	470,911	19,476	14,335	-	504,722
Construction	59,282	4,625	2,601	-	66,508
Installment	5,700	55	194	-	5,949
Commercial	179,610	10,835	9,885	280	200,610
Collateral	1,937	-	8	-	1,945
Home equity line of credit	142,106	812	1,074	-	143,992
Demand	-	-	-	-	-
Revolving Credit	73	-	-	-	73
Resort	13,691	11	1,550	-	15,252
Total Loans	$1,479,086	$37,346	$42,080	$280	$1,558,792

	December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$606,998	$2,425	$11,568	$-	$620,991
Commercial	434,183	24,902	14,703	-	473,788
Construction	60,293	770	3,299	-	64,362
Installment	6,481	53	185	-	6,719
Commercial	171,776	10,125	10,020	289	192,210
Collateral	2,086	-	-	-	2,086
Home equity line of credit	140,723	704	1,116	-	142,543
Demand	-	-	25	-	25
Revolving Credit	65	-	-	-	65
Resort	29,596	12	1,624	-	31,232
Total Loans	$1,452,201	$38,991	$42,540	$289	$1,534,021

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.  These related party loans totaled $593,000 and $716,000 at March 31, 2013 and December 31, 2012, respectively.  All related party loans were performing according to their credit terms.

5.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at March 31, 2013 and December 31, 2012.  The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million, which was undrawn at March 31, 2013 and December 31, 2012.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2013.  The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at March 31, 2013 and December 31, 2012.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $87.1 million and $93.9 million on an overnight basis at March 31, 2013 and December 31, 2012, respectively, and was undrawn as of March 31, 2013 and December 31, 2012. The funding arrangement was collateralized by $134.4 million and $145.8 million in pledged commercial real estate loans as of March 31, 2013 and December 31, 2012, respectively.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $76.0 million and $128.0 million at March 31, 2013 and December 31, 2012, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $601.6 million and $602.2 million at March 31, 2013 and December 31, 2012, respectively. The Company has available borrowings of $357.5 million and $294.3 million at March 31, 2013 and December 31, 2012, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $25.0 million and cash of $451,000. Outstanding borrowings totaled $21.0 million at March 31, 2013 and December 31, 2012.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $43.4 million and $54.2 million at March 31, 2013 and December 31, 2012, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $53.9 million and $84.3 million as of March 31, 2013 and December 31, 2012, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6.	Deposits

Deposit balances at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	Amount	Amount
(Dollars in thousands)
Noninterest-bearing demand deposits	$245,912	$247,586
Interest-bearing
NOW accounts	234,450	227,205
Money market	352,759	317,030
Savings accounts	186,171	179,290
Time deposits	356,800	359,344
Total interest-bearing deposits	1,130,180	1,082,869
Total deposits	$1,376,092	$1,330,455

The Company had no brokered deposits as of March 31, 2013 and December 31, 2012; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.

7.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
(Dollars in thousands)
Service cost	$-	$125	$25	$15
Interest cost	237	272	32	34
Expected return on plan assets	(284)	(253)	-	-
Amortization:
Loss	146	169	11	-
Prior service cost	-	(31)	(13)	(12)
Net periodic benefit cost	$99	$282	$55	$37

On December 27, 2012, the Company announced the freezing of the non-contributory defined-benefit pension plan and certain defined benefit postretirement plans as of February 28, 2013.  All benefits under these plans will be frozen as of that date and no additional benefits shall accrue.  As a result, the Company recognized a $1.5 million reduction in pension and defined postretirement benefit expenses related to unrecognized prior service costs for the year ended December 31, 2012.

The Company expects to contribute a total of $1.0 million to the qualified defined benefit plan for the year ended December 31, 2013.  Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2013 will be equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Employee Stock Ownership Plan

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At March 31, 2013, the loan had an outstanding balance of $14.8 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense was $337,000 and $311,000 for the three months ended March 31, 2013 and 2012, respectively.

Shares held by the ESOP include the following as of March 31, 2013:

Allocated	190,722
Committed to be released	23,514
Unallocated	1,216,180
1,430,416

The fair value of unallocated ESOP shares was $17.9 million at March 31, 2013.

8.	Stock Incentive Plan

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations.  For the three months ended March 31, 2013, the Company recorded $1.4 million of share-based compensation expense, respectively, comprised of $518,000 of stock option expense and $904,000 million of restricted stock expense.  Expected future compensation expense relating to the 1,294,807 non-vested options outstanding at March 31, 2013, is $3.9 million over the remaining vesting period of 3.44 years. Expected future compensation expense relating to the 533,767 non-vested restricted shares at March 31, 2013, is $5.9 million over the remaining vesting period of 3.44 years.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

March 31, 2013
Weighted per share average fair value of options granted	$3.99
Assumptions:
Risk-free interest rate	1.12%
Expected volatility	32.35%
Expected dividend yield	1.67%
Weighted-average dividend yield	0.80% - 2.71%
Expected life of options granted	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the three months ended March 31, 2013.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,696,357	$12.95
Granted	12,000	14.85
Exercised	(1,050)	12.95
Forfeited	(2,400)	12.95
Outstanding at March 31, 2013	1,704,907	$12.96	9.00	$2,990

Exercisable at March 31, 2013	410,100

The following is a summary of the status of the Company’s restricted stock for the three months ended March 31, 2013.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	572,167	$12.95
Granted	-	-
Vested	(38,400)	12.95
Forfeited	-	-
Unvested at March 31, 2013	533,767	$12.95

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC Bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of March 31, 2013, the Company maintained a cash balance of $7.9 million with PNC Bank to collateralize our position. The Company’s agreement with PNC Bank will require PNC Bank to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of March 31, 2013, the Company’s agreement would require PNC Bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of March 31, 2013.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			March 31, 2013			December 31, 2012
	Consolidated			Estimated			Estimated
	Balance Sheet	# of	Notional	Fair	# of	Notional	Fair
(Dollars in thousands)	Location	Instruments	Amount	Values	Instruments	Amount	Values
Commercial loan customer interest rate swap position	Other Assets	35	$96,921	$7,440	35	$105,828	$8,379
Commercial loan customer interest rate swap position	Other Liabilities	6	25,162	(197)	2	7,731	(24)
Counterparty interest rate swap position	Other Liabilities	41	122,083	(7,243)	37	113,559	(8,355)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	For The Three Months Ended March 31,
	2013			2012
		MTM (Loss)			MTM (Loss)
	Interest Income	Gain Recorded		Interest Income	Gain Recorded
	Recorded in	in Noninterest		Recorded in	in Noninterest
(Dollars in thousands)	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact
Commercial loan customer interest rate swap position	$676	$939	$1,615	$549	$968	$1,517
Counterparty interest rate swap position	(676)	(939)	(1,615)	(549)	(968)	(1,517)
Total	$-	$-	$-	$-	$-	$-

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2013, the notional amount of outstanding rate locks totaled approximately $36.3 million and the notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $34.2 million.  Forward sales, which include mandatory forward commitments, notional amount totaled approximately $31.0 million at March 31, 2013, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

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

	March 31,	December 31,
	2013	2012
(Dollars in thousands)
Approved loan commitments	$37,216	$14,761
Unadvanced portion of construction loans	58,578	61,923
Unadvanced portion of resort loans	3,457	2,768
Unused lines for home equity loans	148,898	146,078
Unused revolving lines of credit	402	402
Unused commercial letters of credit	4,323	8,462
Unused commercial lines of credit	128,872	135,379
	$381,746	$369,773

Financial instruments with off-balance sheet risk had a valuation allowance of $391,000 and $394,000 as of March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the three months ended March 31, 2013 or during the year ended December 31, 2012.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2013
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$91,004	$91,004	$-	$-
Government sponsored residential mortgage-backed securities	8,641	-	8,641	-
Corporate debt securities	3,149	-	3,149	-
Preferred equity securities	2,255	-	2,255	-
Marketable equity securities	143	143	-	-
Mutual funds	3,595	-	3,595	-
Securities available-for-sale	108,787	91,147	17,640	-
Interest rate swap derivative	7,440	-	7,440	-
Derivative loan commitments	548	-	-	548
Total	$116,775	$91,147	$25,080	$548

Liabilities
Interest rate swap derivative	$7,440	$-	$7,440	$-
Forward loan sales commitments	54	-	-	54
Total	$7,494	$-	$7,440	$54

	December 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$118,980	$118,980	$-	$-
U.S. Government agency obligations	-	-	-	-
Government sponsored residential mortgage-backed securities	10,603	-	10,603	-
Corporate debt securities	3,153	-	3,153	-
Trust preferred debt securities	-	-	-	-
Preferred equity securities	1,786	-	1,786	-
Marketable equity securities	132	132	-	-
Mutual funds	3,587	-	3,587	-
Securities available-for-sale	138,241	119,112	19,129	-
Interest rate swap derivative	8,379	-	8,379	-
Derivative loan commitments	450	-	-	450
Forward loan sales commitments	38	-	-	38
Total	$147,108	$119,112	$27,508	$488

Liabilities
Interest rate swap derivative	$8,379	$-	$8,379	$-
Total	$8,379	$-	$8,379	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available-for-Sale		Derivative and Forward Loan Sales
	For theThree Months Ended March 31,		For theThree Months Ended March 31,
	2013	2012	2013	2012

(Dollars in thousands)
Balance, at beginning of period	$-	$42	$488	$(44)
Paydowns	-	(2)	-	-
Total losses - (realized/unrealized):
Included in earnings	-	-	6	16
Balance, at the end of period	$-	$40	$494	$(28)

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2013
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$2,686
Loans held for sale	-	6,601	-
Impaired loans	-	-	37,875
Other real estate owned	-	-	541

	December 31, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$1,709
Loans held for sale	-	9,626	-
Impaired loans	-	-	35,908
Other real estate owned	-	-	549

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at March 31, 2013 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

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

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012:

March 31, 2013
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs
Mortgage servicing rights	$2,686	Discounted cash flows	Prepayment speed	0% - 38%	8.3%
			Discount rate	n/a	6.8%

Impaired loans	$37,875	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$541	Appraisals	Discount for costs to sell	8% - 10%	9.0%

December 31, 2012
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Mortgage servicing rights	$1,709	Discounted cash flows	Prepayment speed	0% - 34%	13.0%
			Discount rate	n/a	6.5%

Impaired loans	$35,908	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$549	Appraisals	Discount for costs to sell	8% - 10%	9.0%

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		March 31, 2013		December 31, 2012
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$3,003	$3,003	$3,006	$3,006
Securities available-for-sale	See previous table	108,787	108,787	138,241	138,241
Loans	Level 3	1,558,792	1,581,758	1,534,021	1,563,430
Loans held-for-sale	Level 2	6,601	6,601	9,626	9,626
Mortgage servicing rights	Level 3	2,686	2,686	1,327	1,709
Federal Home Loan Bank of Boston stock	Level 2	8,383	8,383	8,939	8,939

Financial liabilities
Deposits
Noninterest-bearing demand deposits	Level 1	245,912	245,912	247,586	247,586
NOW accounts	Level 1	234,450	234,450	227,205	227,205
Money market	Level 1	352,759	352,759	317,030	317,030
Savings accounts	Level 1	186,171	186,171	179,290	179,290
Time deposits	Level 2	356,800	360,444	359,344	363,156
FHLB advances	Level 2	76,000	77,574	128,000	130,062
Repurchase agreement borrowings	Level 2	21,000	22,676	21,000	22,819
Repurchase liabilities	Level 2	43,353	43,353	54,187	54,189

On-balance sheet derivative financial instruments
Forward loan sales commitments:
Assets	Level 3	-	-	38	38
Liabilities	Level 3	54	54	-	-
Interest rate swap derivative liability:
Assets	Level 2	7,440	7,440	8,379	8,379
Liabilities	Level 2	7,440	7,440	8,379	8,379
Derivative loan commitments
Assets	Level 3	548	548	450	450
Liabilities	Level 3	-	-	-	-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

12.	Regulatory Matters

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and the Bank to maintain certain minimum ratios, as set forth below.  At March 31, 2013 and December 31, 2012, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table presents the actual capital amounts and ratios for the Company and the Bank:

			Minimum Required		To Be Well Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmington Bank:
At March 31, 2013
Total Capital (to Risk Weighted Assets)	$204,904	14.34%	$114,312	8.00%	$142,890	10.00%
Tier I Capital (to Risk Weighted Assets)	187,106	13.09	57,175	4.00	85,763	6.00
Tier I Capital (to Average Assets)	187,106	10.46	71,551	4.00	89,439	5.00
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$203,344	14.44%	$112,656	8.00%	$140,820	10.00%
Tier I Capital (to Risk Weighted Assets)	185,743	13.19	56,328	4.00	84,493	6.00
Tier I Capital (to Average Assets)	185,743	10.44	71,166	4.00	88,957	5.00
First Connecticut Bancorp, Inc.:
At March 31, 2013
Total Capital (to Risk Weighted Assets)	$266,476	18.61%	$114,552	8.00%	$143,190	10.00%
Tier I Capital (to Risk Weighted Assets)	248,678	17.37	57,266	4.00	85,899	6.00
Tier I Capital (to Average Assets)	248,678	13.84	71,872	4.00	89,840	5.00
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$264,987	18.78%	$112,881	8.00%	$141,101	10.00%
Tier I Capital (to Risk Weighted Assets)	247,364	17.53	56,444	4.00	84,665	6.00
Tier I Capital (to Average Assets)	247,364	13.88	71,286	4.00	89,108	5.00

13.	Legal Actions

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

●
Computer systems on which we depend could fail or experience a security breach, implementation of new technologies may not be successful; and our ability to anticipate and respond to technological changes can affect our ability to meet customer needs.

●	We may not manage the risks involved in the foregoing as well as anticipated.

Any forward-looking statements made by or on behalf of us in this Form 10-Q speak only as of the date of this Form 10-Q. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consider any further disclosures of a forward-looking nature we may make in future filings. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

General

Established in 1851, Farmington Bank is a full-service, community bank with 20 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut. Farmington Bank is expecting to open its 21st full service branch in East Hartford, Connecticut during the third quarter of 2013. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across Central Connecticut.

Our Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and governments. Our branch franchise extends throughout Hartford County with lending throughout the State of Connecticut. The key elements of our operating strategy include:

●	maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth;

●	continuing our focus on commercial lending and continuing to expand commercial banking operations;

●	continuing to focus on consumer and residential lending;

●	maintaining asset quality and prudent lending standards;

●	expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area;

●	continuing expansion through de novo branching;

●	increase consumer, small business and commercial deposit transaction account portfolio to grow customer base and have more non-interest bearing source of funds;

●	expand electronic banking delivery capability and usage to complement our de novo branch strategy and provide customer access 24/7;

●	taking advantage of acquisition opportunities that are consistent with our strategic growth plans; and

●	continuing our efforts to control non-interest expenses.

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

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2013.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – Residential real estate loans are generally originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. The Company does not grant or purchase subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Typically, all fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

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

Resort – Loans in this segment include loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 90% of the resort portfolio at March 31, 2013, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted consumer notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The Company is gradually exiting the resort financing market.

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

During 2013, we have started to see a slight improvement in the real estate markets and the overall economic conditions which have led to an improvement in collateral values and cash flows of borrowers.  The stabilization of these economic conditions have led to a decrease in charge-offs, delinquencies and non-performing loans and improved valuations for the Company’s impaired loans as of March 31, 2013.  The economy is still very fragile and uncertain.  If the current trend reverses itself in 2013, it could impact significant estimates such as the allowance for loan losses and the effect could be material.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2013 and December 31, 2012, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

Pension and Other Post-retirement Benefits: On December 27, 2012, the Company announced the freezing of the non-contributory defined-benefit pension plan and certain other postretirement benefit plans as of February 28, 2013.  All benefits under these plans will be frozen as of that date and no additional benefits shall accrue.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Our total assets decreased $23.6 million or 1% at March 31, 2013 to $1.8 billion compared to December 31, 2012 reflecting decreases in cash and cash equivalents and securities available for sale offset by an increase in loans.  Deposits increased $45.6 million and FHLB advances decreased $52.0 million.

Our investment portfolio totaled $111.8 million or 6.2% of total assets, and $141.2 million or 7.7% of total assets at March 31, 2013 and December 31, 2012, respectively. Available-for-sale investment securities totaled $108.8 million at March 31, 2013 compared to $138.2 million at December 31, 2012.  Securities held-to-maturity totaled $3.0 million at March 31, 2013 and December 31, 2012.  The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

The net unrealized gains on securities available-for-sale, on a pre-tax basis, increased by $351,000 to $1.1 million at March 31, 2013.  As of March 31, 2013 and December 31, 2012, our available-for-sale investment securities portfolio gross unrealized losses equaled $128,000 and $345,000, respectively, of which $105,000 and $336,000, respectively, were from securities that had been in a loss position of twelve months or more. Management does not believe that the unrealized loss represents an other-than-temporary impairment.

Net loans increased $24.5 million at March 31, 2013 to $1.5 billion compared to December 31, 2012 due to our continued focus on commercial and residential lending which, combined, increased $41.7 million, offset by a $16.0 million decrease in resort loans as we gradually exit the resort financing market.  At March 31, 2013 and December 31, 2012, respectively, the loan portfolio consisted of $619.7 million and $621.0 million in residential real estate loans, $504.7 million and $473.8 million in commercial real estate loans, $66.5 million and $64.4 million in construction loans, $200.6 million and $192.2 million in commercial loans, $144.0 million and $142.5 million in home equity lines of credit loans, $15.3 million and $31.2 million in resort loans and $8.0 million and $8.9 million in installment, collateral, demand and revolving credit loans.

The allowance for loan losses remained relatively flat increasing $103,000 to $17.3 million at March 31, 2013 from $17.2 million at December 31, 2012.  Impaired loans increased $2.3 million to $39.2 million at March 31, 2013 from $36.9 million at December 31, 2012.  Non-accrual loans increased slightly to $13.9 million at March 31, 2013 compared to $13.8 million at December 31, 2012.  At March 31, 2013, the allowance for loan losses represented 1.11% of total loans and 124.59% of non-performing loans, compared to 1.12% of total loans and 125.01% of non-performing loans as of December 31, 2012. Net charge-offs for the three months ended March 31, 2013 were $296,000 million or 0.08% (annualized), compared to net charge-offs for the three months ended March 31, 2012 of $136,000 or 0.04% (annualized) of average loans outstanding.  Loan delinquencies 30 days and greater decreased $1.9 million to $15.2 million at March 31, 2013 compared to December 31, 2012 driven largely by decreases in delinquencies in the residential portfolio.

Deposits increased $45.6 million or 3.4% at March 31, 2013 compared to December 31, 2012, primarily due to continued growth in checking accounts and de novo branches.  Checking accounts grew by 4% or 1,543 net new accounts in the first quarter of 2013.

Summary of Operating Results for the Three Months Ended March 31, 2013 and 2012

The following discussion provides a summary and comparison of our operating results for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Net interest income	$12,652	$12,954	$(302)	(2.3	) %
Provision for loan losses	399	330	69	20.9
Noninterest income	3,538	1,313	2,225	169.5
Noninterest expense	14,699	12,629	2,070	16.4
Income before taxes	1,092	1,308	(216)	(16.5)
Income tax expense	279	317	(38)	(12.0)
Net income	$813	$991	$(178)	(18.0	) %

For the quarter ended March 31, 2013, net income decreased by $178,000 to a net income of $813,000 compared to net income of $991,000 for the quarter end March 31, 2012. The decrease in net income resulted from a decrease in net interest income driven largely by a decrease in resort income as we as we gradually exit the resort financing market, this reduction was offset by an increase in interest income in commercial and residential loans, an increase in noninterest expense related to our 2012 Stock Incentive Plan (the “Plan”) implemented in August 2012 and an increases in salaries and employee benefits as we continue to add staff to expand the services we offer our existing and new customers offset by an increase in noninterest income driven by our secondary market income.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

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

Interest and Dividend Income: For the quarter ended March 31, 2013, interest and dividend income decreased $380,000 or 2.5%, to $15.0 million from $15.4 million for the quarter ended March 31, 2012, primarily due to a $750,000 decrease in resort income as we gradually exit the resort financing market offset by a $358,000 increase in mortgage fee income based on loan growth.  The yield on average interest-earning assets decreased 41 basis points to 3.66% for the quarter ended March 31, 2013 from 4.07% for the quarter ended March 31, 2012.  The decline was due to a 63 basis points decrease in the yield on total average net loans to 3.94% offset by a $207.0 million or 15.7% increase in total average net loans and a 36 basis points decrease in securities to 0.81% as a result of maturing securities being replaced by lower yielding securities compared to the quarter ended March 31, 2012.

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

	For The Three Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,522,812	14,782	3.94%	$1,315,786	14,999	4.57%
Securities	126,585	252	0.81%	132,321	385	1.17%
Federal Home Loan Bank of Boston stock	8,809	8	0.37%	7,370	9	0.49%
Federal funds and other earning assets	11,015	5	0.18%	66,714	34	0.20%
Total interest-earning assets	1,669,221	15,047	3.66%	1,522,191	15,427	4.07%
Noninterest-earning assets	121,634			116,614
Total assets	$1,790,855			$1,638,805

Interest-bearing liabilities:
NOW accounts	$233,891	135	0.23%	$204,932	89	0.17%
Money market	336,400	586	0.71%	262,320	544	0.83%
Savings accounts	180,440	85	0.19%	161,626	61	0.15%
Certificates of deposit	356,422	899	1.02%	381,985	1,061	1.11%
Total interest-bearing deposits	1,107,153	1,705	0.62%	1,010,863	1,755	0.70%
Federal Home Loan Bank of Boston advances	80,468	469	2.36%	63,042	481	3.06%
Repurchase agreement borrowings	21,000	171	3.30%	21,000	180	3.44%
Repurchase liabilities	55,573	50	0.36%	58,067	57	0.39%
Total interest-bearing liabilities	1,264,194	2,395	0.77%	1,152,972	2,473	0.86%
Noninterest-bearing deposits	240,105			195,192
Other noninterest-bearing liabilities	42,651			38,932
Total liabilities	1,546,950			1,387,096
Stockholders’ equity	243,905			251,709
Total liabilities and stockholders’ equity	$1,790,855			$1,638,805

Net interest income		12,652			12,954
Net interest rate spread (1)			2.89%			3.21%
Net interest-earning assets (2)	$405,027			$369,219
Net interest margin (3)			3.07%			3.41%
Average interest-earning assets to average interest-bearing liabilities		132.04%			132.02%

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

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$(26)	$(191)	$(217)
Investment securities	(22)	(111)	(133)
Federal Home Loan Bank of Boston stock	4	(5)	(1)
Federal funds and other interest-earning assets	(26)	(3)	(29)
Total interest-earning assets	(70)	(310)	(380)

Interest-bearing liabilities:
NOW accounts	15	31	46
Money market	82	(40)	42
Savings accounts	5	19	24
Certificates of deposit	(79)	(83)	(162)
Total interest-bearing deposits	23	(73)	(50)
Advances from the Federal Home Loan Bank	(48)	36	(12)
Repurchase agreement borrowing	-	(9)	(9)
Repurchase liabilities	(7)	-	(7)
Total interest-bearing liabilities	(32)	(46)	(78)
(Decrease) increase in net interest income	$(38)	$(264)	$(302)

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $12.7 million for the quarter ended March 31, 2013, compared to $13.0 million for the quarter ended March 31, 2012.  The $302,000 or 2.3% decrease in net interest income was primarily due to a $750,000 decrease in resort income as we gradually exit the resort financing market offset by a $358,000 increase in mortgage fee income based on loan growth.   The yield on average interest-earning assets decreased 41 basis points to 3.66% for the quarter ended March 31, 2013 from 4.07% for the quarter ended March 3, 2012 due to a 63 basis points decrease in the yield on total average net loans to 3.94% offset by a $207.0 million or 15.7% increase in total average net loans and a 36 basis points decrease in securities to 0.81% as a result of maturing securities being replaced by lower yielding securities compared to the quarter ended March 31, 2012. The yield on average interest-earning liabilities decreased 9 basis points to 0.77% for the quarter ended March 31, 2013 reflecting lower funding costs.  Our net interest rate spread decreased 32 basis points to 2.89% during the quarter ended March 31, 2013 from 3.21% for the quarter ended March 31, 2012.  Net interest margin decreased 34 basis points to 3.07% for the quarter ended March 31, 2013 compared to 3.41% for the quarter ended March 31, 2012.

Interest Expense: Interest expense for the quarter ended March 31, 2013 decreased $78,000 or 3.2% to $2.4 million from $2.5 million for the same period in the prior year.  The decrease in interest expense resulted from a 8 basis points decline in the average cost of interest-bearing deposits to 0.62% for the quarter ended March 31, 2013 from 0.70% for the quarter ended March 31, 2012.  The decrease in the cost of funds was primarily due to the sustained low interest rate environment and the average balance of time deposits decreasing $25.6 million compared to the prior quarter.  The decline in the average cost of interest-bearing liabilities was largely attributable to our implementation of a more disciplined pricing strategy for time deposits where we reduced short-term rates, maintained longer-term rates at a competitive rate and reduced our rate concession practices for customers who did not utilize multiple bank services.

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

Management recorded a provision for loan losses of $399,000 for the quarter ended March 31, 2013 compared to $330,000 for the quarter ended March 31, 2012.  The increase in the provision was primarily due to growth in our residential and commercial loan portfolios.   The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

At March 31, 2013, the allowance for loan losses totaled $17.3 million, or 1.11% of total loans and 124.6% of non-accrual loans, compared to an allowance for loan losses of $17.2 million which represented 1.12% of total loans and 125.0% of non-accrual loans at December 31, 2012.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities, if any, are also included in noninterest income (loss).

The following table summarizes noninterest income for the three months ended March 31, 2013 and 2012:

	For the Three Months Ending March 31,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$982	$816	$166	20.3%
Net gain on loans sold	2,030	98	1,932	1,971.4
Brokerage and insurance fee income	32	25	7	28.0
Bank owned life insurance income	409	319	90	28.2
Other	85	55	30	54.5
Total noninterest income	$3,538	$1,313	$2,225	169.5%

Non-interest income increased $2.2 million or 169.5% for the three months ended March 31, 2012 at $3.5 million compared to the same period in the prior year.  Fees for customer services increased $166,000 or 20.3%.  Gain on sale of fixed-rate residential mortgage loans increased $1.9 million to $2.0 million compared to $98,000 for the quarter ended March 31, 2012 due to an expansion in our secondary market residential lending program.  Bank-owned life insurance income increased $90,000 primarily due to life insurance proceeds.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$9,034	$7,424	$1,610	21.7%
Occupancy expense	1,240	1,190	50	4.2
Furniture and equipment expense	1,018	1,099	(81)	(7.4)
FDIC assessment	291	279	12	4.3
Marketing	594	606	(12)	(2.0)
Other operating expenses	2,522	2,031	491	24.2
Total noninterest expense	$14,699	$12,629	$2,070	16.4%

Non-interest expense increased $2.1 million or 16.4%, to $14.7 million for the three months ended March 31, 2013 compared to $12.6 million in the same period in the prior year. Salaries and employee benefits increased $1.6 million, primarily due to $1.2 million in stock compensation expense related to our 2012 Stock Incentive Plan (the “Plan”) implemented in August 2012, off which $633,000 in expense related to the accelerated vesting of stock compensation due to the passing of a key executive.  Other operating expenses increased $491,000 or 24.2% to $2.5 million compared to $2.0 million for the quarter ended March 31, 2012.  The increase was primarily due to director’s stock compensation expense totaling $225,000 related to the Plan and a $93,000 increase in professional services.

Income Tax Expense: Income taxes decreased $38,000 to $279,000 for the quarter ended March 31, 2013 from $317,000 for the quarter ended March 31, 2012.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2013, $34.9 million of our assets were invested in cash and cash equivalents compared to $50.6 million at December 31, 2012. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the three months ended March 31, 2013 and 2012, loan originations and purchases, net of collected principal and loan sales, totaled $25.1 million and $30.8 million, respectively.  Cash received from the sales and maturities of investment securities totaled $80.9 million and $93.4 million for the three months ended March 31, 2013 and 2012, respectively.  We purchased $51.0 million and $74.0 million of available-for-sale investment securities during the three months ended March 31, 2013 and 2012, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At March 31, 2013, we had $76.0 million in advances from the FHLBB and an additional available borrowing limit of $357.5 million, compared to $128.0 million in advances and an additional available borrowing limit of $294.3 million at December 31, 2012, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $449.8 million and $455.7 million at March 31, 2013 and December 31, 2012, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at March 31, 2013.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $87.1 million on an overnight basis as of March 31, 2013. The funding arrangement was collateralized by $134.4 million in pledged commercial real estate loans as of March 31, 2013.

We had outstanding commitments to originate loans of $37.2 million and $14.8 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $344.5 million and $355.0 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, time deposits scheduled to mature in less than one year totaled $236.7 million and $239.8 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $87.1 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

At March 31, 2013, income at risk (i.e., the change in net interest income) increased 9.3% and 8.6% and decreased 4.1% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. At December 31, 2012, income at risk (i.e., the change in net interest income) increased 7.3% and 6.2% and decreased 4.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively, respectively.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the years presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At March 31, 2013		At December 31, 2012
300 basis point increase	9.34%		7.31%
400 basis point increase	8.58%		6.23%
100 basis point decrease	(4.10	) %	(4.89	) %

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 18, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending March 31, 2013, the Company made the following repurchases of common stock::

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	-	$-	849,437	938,583
February 1-28, 2013	-	$-	849,437	938,583
March 1-31, 2013	58,650	$14.55	908,087	879,933

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

10.4.1
Second Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).

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

10.8.1
Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).

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

10.13.1
Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference).

10.14
Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-Q filed for the Company on May 15, 2012, and incorporated herein by reference).

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

FIRST CONNECTICUT BANCORP, INC.

Date: May 10, 2013	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: May 10, 2013	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: May 10, 2013	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer