Form 10-Q
period 2013-06-30
First Connecticut Bancorp, Inc.
filed 2013-08-09
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 2, 2013, there were 16,746,494 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page
Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Condition at June 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013, and 2012 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	62

Part II. Other Information

Item 1.	Legal Proceedings	63

Item1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults upon Senior Securities	63

Item 4.	Mine Safety Disclosure	63

Item 5.	Other Information	63

Item 6.	Exhibits	64

Signatures		66

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc. Consolidated Statements of Condition (Unaudited)

	June 30, 2013	December 31, 2012
(Dollars in thousands)
Assets
Cash and cash equivalents	$36,650	$50,641
Securities held-to-maturity, at amortized cost	3,003	3,006
Securities available-for-sale, at fair value	112,801	138,241
Loans held for sale	4,801	9,626
Loans, net	1,588,275	1,520,170
Premises and equipment, net	20,767	19,967
Federal Home Loan Bank of Boston stock, at cost	8,383	8,939
Accrued income receivable	4,403	4,415
Bank-owned life insurance	37,952	37,449
Deferred income taxes	15,918	15,682
Prepaid expenses and other assets	12,298	14,810
Total assets	$1,845,251	$1,822,946
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,176,538	$1,082,869
Noninterest-bearing	275,781	247,586
	1,452,319	1,330,455
Federal Home Loan Bank of Boston advances	51,250	128,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	50,262	54,187
Accrued expenses and other liabilities	39,105	47,782
Total liabilities	1,613,936	1,581,424

Commitments and contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 18,064,539 shares issued and 16,763,516 shares outstanding at June 30, 2013 and 18,076,971 shares issued and 17,714,481 shares outstanding at December 31, 2012	181	181
Additional paid-in-capital	174,342	172,247
Unallocated common stock held by ESOP	(14,281)	(14,806)
Treasury stock, at cost (1,301,023 shares at June 30, 2013 and 362,490 shares at December 31, 2012)	(18,524)	(4,860)
Retained earnings	95,605	94,890
Accumulated other comprehensive loss	(6,008)	(6,130)
Total stockholders’ equity	231,315	241,522
Total liabilities and stockholders’ equity	$1,845,251	$1,822,946

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans
Mortgage	$11,917	$10,882	$23,385	$21,992
Other	3,233	3,859	6,547	7,748
Interest and dividends on investments
United States Government and agency obligations	102	249	241	515
Other bonds	59	60	118	118
Corporate stocks	64	70	126	140
Other interest income	6	26	11	60
Total interest income	15,381	15,146	30,428	30,573
Interest expense
Deposits	1,827	1,643	3,532	3,398
Federal Home Loan Bank of Boston advances	401	462	870	943
Repurchase agreement borrowings	180	181	351	361
Repurchase liabilities	41	61	91	118
Total interest expense	2,449	2,347	4,844	4,820
Net interest income	12,932	12,799	25,584	25,753
Provision for allowance for loan losses	256	520	655	850
Net interest income after provision for loan losses	12,676	12,279	24,929	24,903
Noninterest income
Fees for customer services	1,097	900	2,079	1,716
Net gain on sales of investments	36	-	36	-
Net gain on loans sold	1,739	431	3,769	529
Brokerage and insurance fee income	41	32	73	57
Bank owned life insurance income	303	321	712	640
Other	(92)	294	(7)	349
Total noninterest income	3,124	1,978	6,662	3,291
Noninterest expense
Salaries and employee benefits	8,555	7,619	17,589	15,043
Occupancy expense	1,126	1,098	2,366	2,288
Furniture and equipment expense	1,099	1,112	2,117	2,211
FDIC assessment	311	294	602	573
Marketing	610	753	1,204	1,359
Other operating expenses	2,854	2,257	5,376	4,288
Total noninterest expense	14,555	13,133	29,254	25,762
Income before income taxes	1,245	1,124	2,337	2,432
Income tax expense	308	293	587	610
Net income	$937	$831	$1,750	$1,822
Net earnings per share (See Note 2):
Basic and Diluted	$0.06	$0.05	$0.11	$0.11

Weighted average shares outstanding:
Basic and Diluted	15,774,385	16,686,810	16,122,208	16,735,892

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Dollars in thousands)
Net income	$937	$831	$1,750	$1,822
Other comprehensive income (loss), before tax
Unrealized losses on securities:
Unrealized holding losses arising during the period	(482)	(318)	(134)	(65)
Less: reclassification adjustment for gains included in net income	36	-	36	-
Net change in unrealized losses	(446)	(318)	(98)	(65)
Change related to employee benefit plans	147	133	283	265
Other comprehensive income (loss), before tax	(299)	(185)	185	200
Income tax expense (benefit)	(101)	(63)	63	68
Other comprehensive income (loss), net of tax	(198)	(122)	122	132

Comprehensive income	$739	$709	$1,872	$1,954

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Income (Loss)	Total
(Dollars in thousands)
Balance at December 31, 2012	17,714,481	$181	$172,247	$(14,806)	$(4,860)	$94,890	$(6,130)	$241,522
ESOP shares released and committed to be released	-	-	153	525	-	-	-	678
Cash dividend paid ($0.06 per common share)	-	-	-	-	-	(1,035)	-	(1,035)
Treasury stock acquired	(939,583)	-	-	-	(13,664)	-	-	(13,664)
Stock options exercised	1,050	-	-	-	14	-	-	14
Cancellation of shares for tax withholding	(12,432)	-	(161)	-	(14)	-	-	(175)
Share based compensation expense	-	-	2,103	-	-	-	-	2,103
Net income	-	-	-	-	-	1,750	-	1,750
Other comprehensive income	-	-	-	-	-	-	122	122
Balance at June 30, 2013	16,763,516	$181	$174,342	$(14,281)	$(18,524)	$95,605	$(6,008)	$231,315

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$1,750	$1,822
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for loan losses	655	850
Provision for off-balance sheet commitments	25	12
Depreciation and amortization	1,465	1,626
Amortization of ESOP expense	678	619
Share based compensation expense	2,103	-
Loans originated for sale	(119,819)	(18,105)
Proceeds from the sale of loans held for sale	128,310	18,006
Loss on sale of foreclosed real estate	84	18
Loss (gain) on sale of premises and equipment	2	(28)
Loss on fair value adjustment on loans held for sale	103	-
Net gain on loans sold	(3,769)	(529)
Gain on sale of investment	(36)	-
Accretion and amortization of investment security discounts and premiums, net	(37)	(53)
Amortization and accretion of loan fees and discounts, net	1,342	(670)
Decrease in accrued income receivable	12	104
Deferred income tax	(294)	11
Increase in cash surrender value of bank-owned life insurance	(603)	(640)
Decrease (increase) in prepaid expenses and other assets	2,477	(806)
(Decrease) increase in accrued expenses and other liabilities	(8,419)	781
Net cash provided by operating activities	6,029	3,018
Cash flow from investing activities
Maturities of securities held-to-maturity	3	209
Maturities, calls and principal payments of securities available-for-sale	151,469	142,743
Purchases of securities available-for-sale	(126,059)	(137,972)
Loan originations, net of principal repayments	(70,384)	(120,921)
Redemption of Federal Home Loan Bank of Boston stock, net	556	312
Purchases of bank-owned life insurance	-	(6,000)
Proceeds from bank-owned life insurance	100	-
Proceeds from sale of land	-	249
Proceeds from sale of foreclosed real estate	233	94
Purchases of premises and equipment	(2,267)	(1,982)
Net cash used in investing activities	(46,349)	(123,268)
Cash flows from financing activities
Purchase of common stock for ESOP	-	(5,376)
Net (decrease) increase in borrowings	(76,750)	28,000
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	126,441	65,141
Net decrease in certificates of deposit	(4,577)	(23,080)
Net (decrease) increase in repurchase liabilities	(3,925)	3,068
Cancellation of shares for tax withholding	(161)	-
Repurchase of common stock	(13,664)	-
Cash dividend paid	(1,035)	(1,072)
Net cash provided by financing activities	26,329	66,681
Net decrease in cash and cash equivalents	(13,991)	(53,569)
Cash and cash equivalents at beginning of period	50,641	90,296
Cash and cash equivalents at end of period	$36,650	$36,727

Supplemental disclosure of cash flow information
Cash paid for interest	$4,662	$4,790
Cash paid for income taxes	4,285	6
Loans transferred to other real estate owned	282	246

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

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  As of June 30, 2013 the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

First Connecticut Bancorp, Inc.'s only subsidiary is Farmington Bank.  Farmington Bank's main office is located in Farmington, Connecticut.  Farmington Bank operates twenty full service branch offices and four limited services offices in central Connecticut.  Farmington Bank's primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank's service area.

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

Investment Securities

Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities).  Management determines the appropriate classifications of securities at the time of purchase.  At June 30, 2013 and December 31, 2012, the Company had no debt or equity securities classified as trading.  Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity.  All other securities not included in held to maturity are classified as available for sale.  Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.  Available for sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.  Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements.
In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320-Debt and Equity Securities, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporary impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded.  Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2013.

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

Resort – Loans in this segment include direct receivable loans, loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 88% of the resort portfolio at June 30, 2013, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The Company is gradually exiting the resort financing market.

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

During 2013, we have started to see a slight improvement in the real estate markets and the overall economic conditions which have led to an improvement in collateral values and cash flows of borrowers.  The stabilization of these economic conditions have led to improvements in charge-offs, delinquencies and non-performing loans and improved valuations for the Company’s impaired loans as of June 30, 2013.  The economy is still very fragile and uncertain.  If the current trend reverses itself in 2013, it could impact significant estimates such as the allowance for loan losses and the effect could be material.

Reclassifications

Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). ASU No. 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's financial condition or results of operations.

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

The following table sets forth the calculation of basic and diluted earnings per share:

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
(Dollars in thousands, except Per Share data):

Net income		$937	$831	$1,750	$1,822

Weighted-average shares outstanding		18,064,539	17,880,200	18,070,652	17,880,200

Less:	Average unallocated ESOP shares	(1,205,641)	(1,193,390)	(1,219,735)	(1,144,308)
	Average treasury stock	(1,084,513)	-	(728,709)	-
Weighted-average basic shares outstanding		15,774,385	16,686,810	16,122,208	16,735,892

Plus:	Dilutive stock options	-	-	-	-

Weighted-average diluted shares outstanding		15,774,385	16,686,810	16,122,208	16,735,892

Net earnings per share:
	Basic and Diluted	$0.06	$0.05	$0.11	$0.11

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3.	Investment Securities

Investment securities are summarized as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$96,996	$2	$(4)	$96,994
Government sponsored residential mortgage-backed securities	6,375	494	-	6,869
Corporate debt securities	2,970	146	-	3,116
Preferred equity securities	2,100	297	(231)	2,166
Marketable equity securities	108	37	(2)	143
Mutual funds	3,646	-	(133)	3,513
Total securities available-for-sale	$112,195	$976	$(370)	$112,801
Held-to-maturity
Government sponsored residential
mortgage-backed securities	$3	$-	$-	$3
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,003	$-	$-	$3,003

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$118,984	$5	$(9)	$118,980
Government sponsored residential mortgage-backed securities	9,803	800	-	10,603
Corporate debt securities	2,958	195	-	3,153
Preferred equity securities	2,100	19	(333)	1,786
Marketable equity securities	108	27	(3)	132
Mutual funds	3,585	2	-	3,587
Total securities available-for-sale	$137,538	$1,048	$(345)	$138,241
Held-to-maturity
Government sponsored residential mortgage-backed securities	$6	$-	$-	$6
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,006	$-	$-	$3,006

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	June 30, 2013
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury obligations	4	$38,993	$(4)	$-	$-	$38,993	$(4)
Preferred equity securities	1	-	-	1,769	(231)	1,769	(231)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	2,825	(133)	-	-	2,825	(133)
	7	$41,818	$(137)	$1,774	$(233)	$43,592	$(370)

	December 31, 2012
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury obligations	4	$52,985	$(9)	$-	$-	$52,985	$(9)
Preferred equity securities	1	-	-	1,667	(333)	1,667	(333)
Marketable equity securities	1	-	-	4	(3)	4	(3)
	6	$52,985	$(9)	$1,671	$(336)	$54,656	$(345)

Management believes that no individual unrealized loss as of June 30, 2013 represents an other-than-temporary impairment, based on its detailed review of the securities portfolio.  The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security that is rated Ba2 by Moody’s as of June 30, 2013.  A detailed review of the preferred equity security was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity security is not other-than-temporarily impaired.

There were gross realized gains on sales of securities available for sale totaling $36,000 for the three and six months ended June 30, 2013.  There were no gross realized gains or losses on sales of securities available for sale for the three and six months ended June 30, 2012.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and estimated market value of debt securities at June 30, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	June 30, 2013
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$96,996	$96,994	$-	$-
Due after one year through five years	2,970	3,116	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities
mortgage-backed securities	6,375	6,869	3	3
	$106,341	$106,979	$3,003	$3,003

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $8.4 million and $8.9 million of FHLBB capital stock at June 30, 2013 and December 31, 2012, respectively, which is equal to its FHLBB capital stock requirement.

4.	Loans and Allowance for Loan Losses

       Loans consisted of the following:

	June 30,	December 31,
	2013	2012
(Dollars in thousands)
Real estate
Residential	$625,345	$620,991
Commercial	533,072	473,788
Construction	80,198	64,362
Installment	5,384	6,719
Commercial	199,328	192,210
Collateral	1,801	2,086
Home equity line of credit	144,548	142,543
Demand	-	25
Revolving credit	62	65
Resort	12,425	31,232
Total loans	1,602,163	1,534,021
Less:
Allowance for loan losses	(17,505)	(17,229)
Net deferred loan costs	3,617	3,378
Loans, net	$1,588,275	$1,520,170

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 are as follows:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
(Dollars in thousands)	2013	2012	(Dollars in thousands)	2013	2012
Balance at beginning of period	$17,332	$17,727	Balance at beginning of period	$17,229	$17,533
Provision for loan losses	256	520	Provision for loan losses	655	850
Charge-offs	(93)	(492)	Charge-offs	(399)	(640)
Recoveries	10	172	Recoveries	20	184
Balance at end of period	$17,505	$17,927	Balance at end of period	$17,505	$17,927

Changes in the allowance for loan losses by segments for the three and six months ended June 30, 2013 are as follows:

	For the Three Months Ended June 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,901	$(81)	$-	$(92)	$3,728
Commercial	7,926	-	-	86	8,012
Construction	847	-	-	291	1,138
Installment	64	-	-	(7)	57
Commercial	2,990	-	4	5	2,999
Collateral	-	-	-	-	-
Home equity line of credit	1,393	-	-	8	1,401
Demand	-	-	-	-	-
Revolving credit	-	(12)	6	6	-
Resort	211	-	-	(41)	170
Unallocated	-	-	-	-	-
	$17,332	$(93)	$10	$256	$17,505

	For the Six Months Ended June 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,778	$(375)	$-	$325	$3,728
Commercial	8,105	-	-	(93)	8,012
Construction	760	-	-	378	1,138
Installment	77	-	-	(20)	57
Commercial	2,654	-	9	336	2,999
Collateral	-	-	-	-	-
Home equity line of credit	1,377	-	-	24	1,401
Demand	-	-	-	-	-
Revolving credit	-	(24)	11	13	-
Resort	456	-	-	(286)	170
Unallocated	22	-	-	(22)	-
	$17,229	$(399)	$20	$655	$17,505

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at June 30, 2013 and December 31, 2012:

Loans individually evaluated for impairment:
	June 30, 2013		December 31, 2012
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate
Residential	$11,719	$330	$10,695	$340
Commercial	17,119	83	17,546	126
Construction	187	7	1,179	6
Installment	35	9	7	-
Commercial	8,091	1,112	5,313	476
Collateral	-	-	-	-
Home equity line of credit	534	-	491	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,474	1	1,626	1
Total	$39,159	$1,542	$36,857	$949

Loans collectively evaluated for impairment:

	June 30, 2013		December 31, 2012
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate
Residential	$617,131	$3,398	$613,343	$3,438
Commercial	516,065	7,929	456,109	7,979
Construction	80,011	1,131	63,124	754
Installment	5,349	48	6,712	77
Commercial	191,237	1,887	187,466	2,178
Collateral	1,801	-	2,086	-
Home equity line of credit	144,014	1,401	142,056	1,377
Demand	-	-	25	-
Revolving Credit	62	-	65	-
Resort	10,951	169	29,556	455
Total	$1,566,621	$15,963	$1,500,542	$16,258
Unallocated	-	-	-	22
Total	$1,605,780	$17,505	$1,537,399	$17,229

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan aging at recorded investment values at June 30, 2013 and December 31, 2012:

	June 30, 2013
									Past Due 90 Days or More and Still Accruing
	30-59 Days		60-89 Days		> 90 Days
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	10	$1,989	4	$595	21	$8,188	35	$10,772	$-
Commercial	1	128	-	-	1	827	2	955	-
Construction	-	-	-	-	1	187	1	187	-
Installment	5	77	-	-	3	59	8	136	-
Commercial	5	555	1	106	6	1,947	12	2,608	-
Collateral	12	225	-	-	-	-	12	225	-
Home equity line of credit	1	74	1	68	2	150	4	292	-
Demand	1	16	-	-	-	-	1	16	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	35	$3,064	6	$769	34	$11,358	75	$15,191	$-

	December 31, 2012
									Past Due 90 Days or More and Still Accruing
	30-59 Days		60-89 Days		> 90 Days
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	17	$3,080	6	$1,663	16	$7,803	39	$12,546	$-
Commercial	-	-	1	349	2	925	3	1,274	-
Construction	-	-	-	-	1	419	1	419	-
Installment	1	14	-	-	2	73	3	87	-
Commercial	2	1,435	1	66	6	585	9	2,086	-
Collateral	7	57	-	-	-	-	7	57	-
Home equity line of credit	1	75	2	94	3	379	6	548	-
Demand	1	6	-	-	2	40	3	46	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	29	$4,667	10	$2,172	32	$10,224	71	$17,063	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans and loans past due more than 90 days and still accruing interest and other real estate owned. Nonperforming assets were:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans:
Real estate
Residential	$10,167	$9,194
Commercial	827	925
Construction	187	419
Installment	145	157
Commercial	2,262	2,351
Collateral	-	-
Home equity line of credit	737	711
Demand	-	25
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	14,325	13,782
Loans 90 days past due and still accruing	-	-
Real estate owned	514	549
Total nonperforming assets	$14,839	$14,331

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2013:

	June 30, 2013
						Cash-basis
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate
Residential	$5,539	$6,033	$-	$4,254	$1	$1
Commercial	3,203	3,388	-	3,762	82	81
Construction	-	-	-	380	-	-
Installment	6	6	-	-	-	-
Commercial	5,031	5,046	-	2,988	96	96
Collateral	-	-	-	-	-	-
Home equity line of credit	534	657	-	506	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	14,313	15,130	-	11,890	179	178

Impaired loans with a valuation allowance:
Real estate
Residential	6,180	6,660	330	6,712	41	40
Commercial	13,916	13,915	83	13,733	470	470
Construction	187	433	7	377	-	-
Installment	29	29	9	17	-	-
Commercial	3,060	3,077	1,112	3,702	40	40
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,474	1,473	1	1,199	29	29
Total	24,846	25,587	1,542	25,740	580	579
Total impaired loans	$39,159	$40,717	$1,542	$37,630	$759	$757

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The recorded investment balance of TDRs approximated $31.0 million and $29.7 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $23.9 million and $22.1 million while TDRs on nonaccrual status were $7.1 million and $7.6 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At June 30, 2013 and December 31, 2012, the allowance for loan losses included specific reserves of $1.5 million and $889,000 related to TDRs, respectively. For the six months ended June 30, 2013 and 2012, the Bank had charge-offs totaling $293,000 and $217,000, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds available to borrowers in TDR status was $632,000 and $872,000 at June 30, 2013 and December 31, 2012, respectively. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at June 30, 2013 and December 31, 2012:

	June 30, 2013
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	4	$1,186	6	$4,918	10	$6,104
Commercial	14	16,293	-	-	14	16,293
Construction	-	-	1	187	1	187
Installment	2	35	-	-	2	35
Commercial	7	4,902	6	1,843	13	6,745
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	2	200	2	200
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,474	-	-	2	1,474
Total	29	$23,890	15	$7,148	44	$31,038

	December 31, 2012
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	3	$1,068	6	$5,264	9	$6,332
Commercial	12	16,381	-	-	12	16,381
Construction	2	999	1	419	3	1,418
Installment	1	7	-	-	1	7
Commercial	7	2,043	6	1,867	13	3,910
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,626	-	-	2	1,626
Total	27	$22,124	13	$7,550	40	$29,674

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	-	$-	$-	3	$588	$570
Commercial	2	1,726	1,725	2	1,725	1,725
Construction	1	187	187	1	187	187
Installment	1	29	29	2	36	35
Commercial	5	2,026	2,025	6	5,653	5,603
Home equity line of credit	-	-	-	2	244	200
Total	9	$3,968	$3,966	16	$8,433	$8,320

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

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or concessions for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Commercial	2	$1,577	$-	$-	$148	$1,725
Construction	1	-	-	-	187	187
Installment	1	-	-	29	-	29
Commercial	5	1,919	-	-	106	2,025
Total	9	$3,496	$-	$29	$441	$3,966

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	3	$-	$-	$231	$339	$570
Commercial	2	1,577	-	-	148	1,725
Construction	1	-	-	-	187	187
Installment	2	-	-	35	-	35
Commercial	6	5,497	-	-	106	5,603
Home equity line of credit	2	-	-	14	186	200
Total	16	$7,074	$-	$280	$966	$8,320

	For the Three Months Ended June 30, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	1	$-	$-	$-	$462	$462
Commercial	5	1,754	3,301	-	3,250	8,305
Commercial	4	-	-	169	-	169
Total	10	$1,754	$3,301	$169	$3,712	$8,936

	For the Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	2	$-	$115	$-	$462	$577
Commercial	5	1,754	3,301	-	3,250	8,305
Construction	1	241	-	-	-	241
Installment	1	-	7	-	-	7
Commercial	6	1,915	-	169	-	2,084
Total	15	$3,910	$3,423	$169	$3,712	$11,214

A loan is considered to be in default once it is more than 30 days past due following a modification.  There were no loans that defaulted and had been modified as a TDR during the 12 month period preceding the default date during the six months ended June 30, 2013 and 2012.

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

Loans rated 7:	Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8:	Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$612,924	$902	$11,519	$-	$625,345
Commercial	502,352	8,260	22,460	-	533,072
Construction	73,867	-	6,331	-	80,198
Installment	5,131	83	170	-	5,384
Commercial	181,507	5,431	10,700	1,690	199,328
Collateral	1,793	-	8	-	1,801
Home equity line of credit	142,902	675	971	-	144,548
Demand	-	-	-	-	-
Revolving Credit	62	-	-	-	62
Resort	10,952	-	1,473	-	12,425
Total Loans	$1,531,490	$15,351	$53,632	$1,690	$1,602,163

	December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$606,998	$2,425	$11,568	$-	$620,991
Commercial	434,183	24,902	14,703	-	473,788
Construction	60,293	770	3,299	-	64,362
Installment	6,481	53	185	-	6,719
Commercial	171,776	10,125	10,020	289	192,210
Collateral	2,086	-	-	-	2,086
Home equity line of credit	140,723	704	1,116	-	142,543
Demand	-	-	25	-	25
Revolving Credit	65	-	-	-	65
Resort	29,596	12	1,624	-	31,232
Total Loans	$1,452,201	$38,991	$42,540	$289	$1,534,021

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.  These related party loans totaled $596,000 and $716,000 at June 30, 2013 and December 31, 2012, respectively.  All related party loans were performing according to their credit terms.

5.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at June 30, 2013 and December 31, 2012.  The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million, which was undrawn at June 30, 2013 and December 31, 2012.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2013.  The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at June 30, 2013 and December 31, 2012.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $86.4 million and $93.9 million on an overnight basis at June 30, 2013 and December 31, 2012, respectively, and was undrawn as of June 30, 2013 and December 31, 2012. The funding arrangement was collateralized by $128.6 million and $145.8 million in pledged commercial real estate loans as of June 30, 2013 and December 31, 2012, respectively.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $51.3 million and $128.0 million at June 30, 2013 and December 31, 2012, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $608.8 million and $602.2 million at June 30, 2013 and December 31, 2012, respectively. The Company has available borrowings of $360.1 million and $294.3 million at June 30, 2013 and December 31, 2012, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $24.0 million and cash of $451,000 at June 30, 2013. Outstanding borrowings totaled $21.0 million at June 30, 2013 and December 31, 2012.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $50.3 million and $54.2 million at June 30, 2013 and December 31, 2012, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $59.3 million and $84.3 million as of June 30, 2013 and December 31, 2012, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6.	Deposits

Deposit balances at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
(Dollars in thousands)
Noninterest-bearing demand deposits	$275,781	$247,586
Interest-bearing
NOW accounts	280,462	227,205
Money market	349,621	317,030
Savings accounts	191,688	179,290
Time deposits	354,767	359,344
Total interest-bearing deposits	1,176,538	1,082,869
Total deposits	$1,452,319	$1,330,455

We have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.  As of June 30, 2013 and December 31, 2012, we have no reciprocal deposits.

7.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
(Dollars in thousands)
Service cost	$-	$125	$26	$15
Interest cost	239	272	32	34
Expected return on plan assets	(283)	(265)	-	-
Amortization:
Loss	140	169	10	-
Prior service cost	-	(32)	(12)	(12)
Net periodic benefit cost	$96	$269	$56	$37

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in thousands)
Service cost	$-	$250	$51	$30
Interest cost	476	544	64	68
Expected return on plan assets	(567)	(518)	-	-
Amortization:
Loss	286	338	21	-
Prior service cost	-	(63)	(25)	(24)
Net periodic benefit cost	$195	$551	$111	$74

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

On December 27, 2012, the Company announced the freezing of the non-contributory defined-benefit pension plan and certain defined benefit postretirement plans as of February 28, 2013.  All benefits under these plans were frozen as of that date and no additional benefits shall accrue.  As a result, the Company recognized a $1.5 million reduction in pension and defined postretirement benefit expenses related to unrecognized prior service costs for the year ended December 31, 2012.

The Company expects to contribute a total of $1.3 million to the qualified defined benefit plan for the year ended December 31, 2013.  Since the supplemental plan and the postretirement benefit plans are unfunded, the Company accrues for the estimated costs of these plans through charges to expense during the year that employees render service. The Company makes contributions to cover the current benefits paid under these plans.

Employee Stock Ownership Plan

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At June 30, 2013, the loan had an outstanding balance of $14.8 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense for the three and six months ended June 30, 2013 was $341,000 and $678,000, respectively.

Shares held by the ESOP include the following as of June 30, 2013:

Allocated	190,722
Committed to be released	47,289
Unallocated	1,192,405
1,430,416

The fair value of unallocated ESOP shares was $16.6 million at June 30, 2013.

8.	Stock Incentive Plan

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations.  For the three and six months ended June 30, 2013, the Company recorded $682,000 and $2.1 million of share-based compensation expense, respectively, comprised of $272,000 and $790,000 of stock option expense, respectively and $410,000 and $1.3 million of restricted stock expense, respectively.  Expected future compensation expense relating to the 1,294,807 non-vested options outstanding at June 30, 2013, is $3.6 million over the remaining vesting period of 3.19 years. Expected future compensation expense relating to the 533,767 non-vested restricted shares at June 30, 2013, is $5.5 million over the remaining vesting period of 3.19 years.

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

Six Months Ended June 30, 2013
Weighted per share average fair value of options granted	$3.99
Assumptions:
Risk-free interest rate	1.12%
Expected volatility	32.35%
Expected dividend yield	1.67%
Weighted-average dividend yield	0.80% - 2.71%
Expected life of options granted	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the six months ended June 30, 2013.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,696,357	$12.95
Granted	12,000	14.85
Exercised	(1,050)	12.95
Forfeited	(2,400)	12.95
Outstanding at June 30, 2013	1,704,907	$12.96	8.75	$1,631

Exercisable at June 30, 2013	410,100

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the status of the Company’s restricted stock for the six months ended June 30, 2013.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	572,167	$12.95
Granted	-	-
Vested	(38,400)	12.95
Forfeited	-	-
Unvested at June 30, 2013	533,767	$12.95

9.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, PNC Bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability. As of June 30, 2013, the Company maintained a cash balance of $3.7 million with PNC Bank to collateralize our position. The Company’s agreement with PNC Bank will require PNC Bank to collateralize their position at an agreed upon threshold based upon their investor rating at the time should the Company’s liability to them ever become a receivable. As of June 30, 2013, the Company’s agreement would require PNC Bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of June 30, 2013.

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

The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			June 30, 2013			December 31, 2012
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	30	$90,031	$4,310	35	$105,828	$8,379

Commercial loan customer interest rate swap position	Other Liabilities	13	52,759	(2,079)	2	7,731	(24)

Counterparty interest rate swap position	Other Liabilities	43	142,790	(2,231)	37	113,559	(8,355)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	For The Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Commercial loan customer interest rate swap position	$702	$(3,130)	$(2,428)	$572	$2,630	$3,202

Counterparty interest rate swap position	(702)	3,130	2,428	(572)	(2,630)	(3,202)
Total	$-	$-	$-	$-	$-	$-

	For The Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Commercial loan customer interest rate swap position	$1,378	$(4,069)	$(2,691)	$1,121	$1,662	$2,783

Counterparty interest rate swap position	(1,378)	4,069	2,691	(1,121)	(1,662)	(2,783)
Total	$-	$-	$-	$-	$-	$-

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2013, the notional amount of outstanding rate locks totaled approximately $22.2 million and the notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $24.6 million.  Forward sales, which include mandatory forward commitments, notional amount totaled approximately $19.9 million at June 30, 2013; establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

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

	June 30, 2013	December 31, 2012
(Dollars in thousands)
Approved loan commitments	$52,840	$14,761
Unadvanced portion of construction loans	50,900	61,923
Unadvanced portion of resort loans	4,159	2,768
Unused lines for home equity loans	158,790	146,078
Unused revolving lines of credit	377	402
Unused commercial letters of credit	4,595	8,462
Unused commercial lines of credit	149,133	135,379
	$420,794	$369,773

Financial instruments with off-balance sheet risk had a valuation allowance of $419,000 and $394,000 as of June 30, 2013 and December 31, 2012, respectively.

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

At June 30, 2013 and December 31, 2012, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the three and six months ended June 30, 2013 or during the year ended December 31, 2012.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs

(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$96,994	$96,994	$-	$-
Government sponsored residential mortgage-backed securities	6,869	-	6,869	-
Corporate debt securities	3,116	-	3,116	-
Preferred equity securities	2,166	-	2,166	-
Marketable equity securities	143	143	-	-
Mutual funds	3,513	-	3,513	-
Securities available-for-sale	112,801	97,137	15,664	-
Interest rate swap derivative	4,310	-	4,310	-
Derivative loan commitments	5	-	-	5
Forward loan sales commitments	486	-	-	486
Total	$117,602	$97,137	$19,974	$491

Liabilities
Interest rate swap derivative	$4,310	$-	$4,310	$-
Total	$4,310	$-	$4,310	$-

	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs

(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$118,980	$118,980	$-	$-
Government sponsored residential mortgage-backed securities	10,603	-	10,603	-
Corporate debt securities	3,153	-	3,153	-
Preferred equity securities	1,786	-	1,786	-
Marketable equity securities	372	132	240	-
Mutual funds	3,587	-	3,587	-
Securities available-for-sale	138,481	119,112	19,369	-
Interest rate swap derivative	8,379	-	8,379	-
Derivative loan commitments	450	-	-	450
Forward loan sales commitments	38	-		38
Total	$147,348	$119,112	$27,748	$488

Liabilities
Interest rate swap derivative	$8,379	$-	$8,379	$-
Total	$8,379	$-	$8,379	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available-for-Sale		Derivative and Forward Loan Sales
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012

(Dollars in thousands)
Balance, at beginning of period	$-	$40	$494	$(28)
Paydowns	-	(3)	-	-
Total losses - (realized/unrealized):
Included in earnings	-	-	(3)	152
Balance, at the end of period	$-	$37	$491	$124

	Securities Available-for-Sale		Commitments, Net
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

(Dollars in thousands)
Balance, at beginning of period	$-	$42	$488	$(44)
Paydowns	-	(5)	-	-
Total losses - (realized/unrealized):
Included in earnings	-	-	3	168
Balance, at the end of period	$-	$37	$491	$124

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2013
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$3,300
Loans held for sale	-	4,801	-
Impaired loans	-	-	37,617
Other real estate owned	-	-	514

	December 31, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Mortgage servicing rights	$-	$-	$1,709
Loans held for sale	-	9,626	-
Impaired loans	-	-	35,908
Other real estate owned	-	-	549

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

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at June 30, 2013 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

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

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2013:

June 30, 2013
			Significant		Weighted Average Inputs
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

Mortgage servicing rights	$3,300	Discounted cash flows	Prepayment speed	0% - 33%	8.0%
			Discount rate	n/a	7.3%

Impaired loans	$37,617	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$514	Appraisals	Discount for costs to sell	8% - 10%	9.0%

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		June 30, 2013		December 31, 2012
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$3,003	$3,003	$3,006	$3,006
Securities available-for-sale	See previous table	112,801	112,801	138,481	138,481
Loans	Level 3	1,602,163	1,603,833	1,534,021	1,563,430
Loans held-for-sale	Level 2	4,801	4,801	9,626	9,626
Mortgage servicing rights	Level 3	2,740	3,300	1,327	1,709
Federal Home Loan Bank of Boston stock	Level 2	8,383	8,383	8,939	8,939

Financial liabilities
Deposits
Noninterest-bearing demand deposits	Level 1	275,781	275,781	247,586	247,586
NOW accounts	Level 1	280,462	280,462	227,205	227,205
Money market	Level 1	349,621	349,621	317,030	317,030
Savings accounts	Level 1	191,688	191,688	179,290	179,290
Time deposits	Level 2	354,767	357,932	359,344	363,156
FHLB advances	Level 2	51,250	52,537	128,000	130,062
Repurchase agreement borrowings	Level 2	21,000	22,419	21,000	22,819
Repurchase liabilities	Level 2	50,262	50,262	54,187	54,189

On-balance sheet derivative financial instruments
Forward loan sales commitments:
Assets	Level 3	486	486	38	38
Liabilities	Level 3	-	-	-	-
Interest rate swap derivative liability:
Assets	Level 2	4,310	4,310	8,379	8,379
Liabilities	Level 2	4,310	4,310	8,379	8,379
Derivative loan commitments
Assets	Level 3	5	5	450	450
Liabilities	Level 3	-	-	-	-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

12.	Regulatory Matters

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and the Bank to maintain certain minimum ratios, as set forth below.  At June 30, 2013 and December 31, 2012, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table presents the actual capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At June 30, 2013
Total Capital (to Risk Weighted Assets)	$206,207	14.16%	$116,501	8.00%	$145,626	10.00%
Tier I Capital (to Risk Weighted Assets)	188,283	12.93	58,247	4.00	87,370	6.00
Tier I Capital (to Average Assets)	188,283	10.26	73,405	4.00	91,756	5.00
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$203,344	14.44%	$112,656	8.00%	$140,820	10.00%
Tier I Capital (to Risk Weighted Assets)	185,743	13.19	56,328	4.00	84,493	6.00
Tier I Capital (to Average Assets)	185,743	10.44	71,166	4.00	88,957	5.00

First Connecticut Bancorp, Inc.:
At June 30, 2013
Total Capital (to Risk Weighted Assets)	$255,213	17.48%	$116,802	8.00%	$146,003	10.00%
Tier I Capital (to Risk Weighted Assets)	237,289	16.25	58,410	4.00	87,614	6.00
Tier I Capital (to Average Assets)	237,289	12.92	73,464	4.00	91,830	5.00
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$264,987	18.78%	$112,881	8.00%	$141,101	10.00%
Tier I Capital (to Risk Weighted Assets)	247,364	17.53	56,444	4.00	84,665	6.00
Tier I Capital (to Average Assets)	247,364	13.88	71,286	4.00	89,108	5.00

13.	Legal Actions

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

General

Established in 1851, Farmington Bank is a full-service, community bank with 20 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut. We opened our 21st branch in East Hartford, CT in July.  Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across Central Connecticut.

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

Critical Accounting Policies

The accounting policies followed by us conform with the accounting principles generally accepted in the United States of America. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, income taxes, pension and other post-retirement benefits, employee stock ownership plan, stock incentive plan and earnings per share. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and six months ended June 30, 2013.

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

Resort – Loans in this segment include loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 88% of the resort portfolio at June 30, 2013, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted consumer notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The Company is gradually exiting the resort financing market.

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

During 2013, we have started to see a slight improvement in the real estate markets and the overall economic conditions which have led to an improvement in collateral values and cash flows of borrowers.  The stabilization of these economic conditions have led to improvements in charge-offs, delinquencies and non-performing loans and improved valuations for the Company’s impaired loans as of June 30, 2013.  The economy is still very fragile and uncertain.  If the current trend reverses itself in 2013, it could impact significant estimates such as the allowance for loan losses and the effect could be material.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2013 and December 31, 2012, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Our total assets increased $22.3 million or 1% at June 30, 2013 to $1.8 billion compared to December 31, 2012 reflecting decreases in cash and cash equivalents and securities available for sale offset by an increase in loans.  Deposits increased $121.9 million and FHLB advances decreased $76.8 million.

Our investment portfolio totaled $115.8 million or 6.3% of total assets, and $141.2 million or 7.7% of total assets at June 30, 2013 and December 31, 2012, respectively. Available-for-sale investment securities totaled $112.8 million at June 30, 2013 compared to $138.2 million at December 31, 2012.  Securities held-to-maturity totaled $3.0 million at June 30, 2013 and December 31, 2012.  The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

The net unrealized gains on securities available-for-sale, on a pre-tax basis, decreased by $97,000 to $606,000 at June 30, 2013.  As of June 30, 2013 and December 31, 2012, our available-for-sale investment securities portfolio gross unrealized losses equaled $370,000 and $345,000, respectively, of which $233,000 and $336,000, respectively, were from securities that had been in a loss position of twelve months or more. Management does not believe that the unrealized loss represents an other-than-temporary impairment.

Net loans increased $68.1 million at June 30, 2013 to $1.6 billion compared to December 31, 2012 primarily driven by increases in the commercial real estate, commercial construction and residential loan segments which, combined, increased $88.6 million, offset by a $18.8 million decrease in resort loans as we gradually exit the resort financing market.  At June 30, 2013 and December 31, 2012, respectively, the loan portfolio consisted of $625.3 million and $621.0 million in residential real estate loans, $533.1 million and $473.8 million in commercial real estate loans, $80.2 million and $64.4 million in construction loans, $199.3 million and $192.2 million in commercial loans, $144.5 million and $142.5 million in home equity lines of credit loans, $12.4 million and $31.2 million in resort loans and $7.3 million and $8.9 million in installment, collateral, demand and revolving credit loans.

The allowance for loan losses remained relatively flat increasing $276,000 to $17.5 million at June 30, 2013 from $17.2 million at December 31, 2012.  Impaired loans increased $2.3 million to $39.2 million at June 30, 2013 from $36.9 million at December 31, 2012.  Non-accrual loans increased $543,000 to $14.3 million at June 30, 2013 compared to $13.8 million at December 31, 2012.  At June 30, 2013, the allowance for loan losses represented 1.09% of total loans and 122.20% of non-performing loans, compared to 1.12% of total loans and 125.01% of non-performing loans as of December 31, 2012. Net charge-offs for the six months ended June 30, 2013 were $379,000 or 0.05% (annualized), compared to net charge-offs for the six months ended June 30, 2012 of $456,000 or 0.07% (annualized) of average loans outstanding.  Loan delinquencies 30 days and greater decreased $1.9 million to $15.2 million at June 30, 2013 compared to December 31, 2012 driven largely by decreases in delinquencies in the residential portfolio.

Deposits increased $121.9 million or 9.2% at June 30, 2013 compared to December 31, 2012, primarily due to continued growth in checking accounts, municipal deposits and branch openings.  Checking accounts grew by 8% or 2,832 net new accounts for the six months ended June 30, 2013.

Federal Home Loan Bank of Boston advances decreased $76.8 million to $51.3 million, primarily due to a decrease in overnight borrowings at June 30, 2013 compared to December 31, 2012.

Stockholders’ equity decreased $10.2 million to $231.3 million compared to December 31, 2013 primarily due to the $13.7 million repurchase of common stock at an average stock price of $14.54 completing our first 10% stock buyback during the year.

Summary of Operating Results for the Three Months Ended June 30, 2013 and 2012

The following discussion provides a summary and comparison of our operating results for the three months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Net interest income	$12,932	$12,799	$133	1.0%
Provision for loan losses	256	520	(264)	(50.8)
Noninterest income	3,124	1,978	1,146	57.9
Noninterest expense	14,555	13,133	1,422	10.8
Income before taxes	1,245	1,124	121	10.8
Income tax expense	308	293	15	5.1
Net income	$937	$831	$106	12.8%

For the quarter ended June 30, 2013, net income increased by $106,000 to a net income of $937,000 compared to net income of $831,000 for the quarter ended June 30, 2012. The increase in net income resulted from an increase in noninterest income driven largely by our secondary market income and a reduction in the provision for loan losses offset by an increase in noninterest expense due to an increase in expense related to our 2012 Stock Incentive Plan (the “Plan”) implemented in August 2012 and an increase in salaries and employee benefits as we continue to add staff to expand the services we offer our existing and new customers and increases in other operating expenses.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

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

Interest and Dividend Income: For the quarter ended June 30, 2013, interest and dividend income increased $235,000 to $15.4 million from $15.1 million for the quarter ended June 30, 2012, primarily due to an increase in loan origination in the commercial and residential portfolios offset by a $819,000 decrease in resort income as we gradually exit the resort financing market and a $174,000 decrease in investment income.  The yield on average interest-earning assets decreased 33 basis points to 3.60% for the quarter ended June 30, 2013 from 3.93% for the quarter ended June 30, 2012.  The decline was due to a 50 basis points decrease in the yield on total average net loans to 3.85% offset by a $217.2 million or 16.0% increase in total average net loans and a 38 basis points decrease in securities to 0.75% as a result of maturing securities being replaced by lower yielding securities compared to the quarter ended June 30, 2012.

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

	For The Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,577,565	$15,150	3.85%	$1,360,401	$14,741	4.35%
Securities	115,280	216	0.75%	131,309	370	1.13%
Federal Home Loan Bank of Boston stock	8,383	9	0.43%	7,137	9	0.51%
Federal funds and other earning assets	14,317	6	0.17%	48,049	26	0.22%
Total interest-earning assets	1,715,545	15,381	3.60%	1,546,896	15,146	3.93%
Noninterest-earning assets	120,623			117,486
Total assets	$1,836,168			$1,664,382

Interest-bearing liabilities:
NOW accounts	$266,905	$151	0.23%	$204,611	$83	0.16%
Money market	354,914	725	0.82%	270,157	488	0.72%
Savings accounts	184,307	73	0.16%	174,321	64	0.15%
Certificates of deposit	354,381	878	0.99%	368,006	1,008	1.10%
Total interest-bearing deposits	1,160,507	1,827	0.63%	1,017,095	1,643	0.65%
Federal Home Loan Bank of Boston advances	68,660	401	2.34%	62,869	462	2.95%
Repurchase agreement borrowings	21,000	180	3.44%	21,000	181	3.46%
Repurchase liabilities	46,539	41	0.35%	63,166	61	0.39%
Total interest-bearing liabilities	1,296,706	2,449	0.76%	1,164,130	2,347	0.81%
Noninterest-bearing deposits	257,670			210,874
Other noninterest-bearing liabilities	46,292			38,273
Total liabilities	1,600,668			1,413,277
Stockholders’ equity	235,500			251,105
Total liabilities and stockholders’ equity	$1,836,168			$1,664,382

Net interest income		$12,932			$12,799
Net interest rate spread (1)			2.84%			3.12%
Net interest-earning assets (2)	$418,839			$382,766
Net interest margin (3)			3.02%			3.37%
Average interest-earning assets to average interest-bearing liabilities
		132.30%			132.88%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$1,424	$(1,015)	$409
Investment securities	(44)	(110)	(154)
Federal Home Loan Bank of Boston stock	-	-	-
Federal funds and other interest-earning assets	(15)	(5)	(20)
Total interest-earning assets	1,365	(1,130)	235

Interest-bearing liabilities:
NOW accounts	34	34	68
Money market	159	78	237
Savings accounts	9	-	9
Certificates of deposit	(35)	(95)	(130)
Total interest-bearing deposits	167	17	184
Advances from the Federal Home Loan Bank	45	(106)	(61)
Repurchase agreement borrowing	-	(1)	(1)
Repurchase liabilities	(20)	-	(20)
Total interest-bearing liabilities	192	(90)	102
(Decrease) increase in net interest income	$1,173	$(1,040)	$133

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $12.9 million for the quarter ended June 30, 2013, compared to $12.8 million for the quarter ended June 30, 2012.  The $133,000 increase in net interest income was primarily due to an increase in loan originations offset by a $819,000 decrease in resort income as we gradually exit the resort financing market and a $174,000 decrease in investment income.  Resort loan income was $205,000 and $1.0 million for the three months ended June 30, 2013 and 2012, respectively.  The yield on average interest-earning assets decreased 33 basis points to 3.60% for the quarter ended June 30, 2013 from 3.93% for the quarter ended June 30, 2012 due to a 50 basis points decrease in the yield on total average net loans to 3.85% offset by a $217.2 million or 16.0% increase in total average net loans and a 38 basis points decrease in securities to 0.75% as a result of maturing securities being replaced by lower yielding securities compared to the quarter ended June 30, 2012. The cost of average interest-earning liabilities decreased 5 basis points to 0.76% for the quarter ended June 30, 2013 reflecting lower funding costs.  Net interest margin decreased 30 basis points to 3.02% for the quarter ended June 30, 2013 compared to 3.32% for the quarter ended June 30, 2012 due to a historic low rate environment and a $52.3 million decline in the resort loan portfolio.

Interest Expense: Interest expense for the quarter ended June 30, 2013 increased $102,000 or 4.4% to $2.4 million from $2.3 million for the quarter ended June 30, 2012.  The increase in interest expense resulted primarily from a $143.4 million increase in the average balance interest-bearing deposits offset by a 2 basis point decline in the average cost of interest-bearing deposits to 0.63% for the quarter ended June 30, 2013 from 0.65% for the quarter ended June 30, 2012.   The average balance of time deposits decreased $13.6 million compared to the prior quarter with a decrease in yield of 11 basis to 0.99% for the three months ended June 30, 2013.

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

Management recorded a provision for loan losses of $256,000 for the quarter ended June 30, 2013 compared to $520,000 for the quarter ended June 30, 2012.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

At June 30, 2013, the allowance for loan losses totaled $17.5 million, or 1.09% of total loans and 122.20% of non-accrual loans, compared to an allowance for loan losses of $17.2 million which represented 1.12% of total loans and 125.01% of non-accrual loans at December 31, 2012.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities, if any, are also included in noninterest income (loss).

The following table summarizes noninterest income for the three months ended June 30, 2013 and 2012:

	For the Three Months Ending June 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,097	$900	$197	21.9%
Net gain on sales of investments	36	-	36	100.0
Net gain on loans sold	1,739	431	1,308	303.5
Brokerage and insurance fee income	41	32	9	28.1
Bank owned life insurance income	303	321	(18)	(5.6)
Other	(92)	294	(386)	(131.3)
Total noninterest income	$3,124	$1,978	$1,146	57.9%

Non-interest income increased $1.1 million or 57.9% to $3.1 million for the three months ended June 30, 2013 compared to the same period in the prior year.  Fees for customer services increased $197,000 or 21.9%.  Gain on sale of fixed-rate residential mortgage loans increased $1.3 million to $1.7 million compared to $431,000 for the quarter ended June 30, 2012 due to an expansion in our secondary market residential lending program.  Other income decreased $386,000 primarily due to a $103,000 write down on loans held for sale, a $154,000 decrease in mortgage banking derivatives and a $111,000 increase in amortization of mortgage servicing rights.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$8,555	$7,619	$936	12.3%
Occupancy expense	1,126	1,098	28	2.6
Furniture and equipment expense	1,099	1,112	(13)	(1.2)
FDIC assessment	311	294	17	5.8
Marketing	610	753	(143)	(19.0)
Other operating expenses	2,854	2,257	597	26.5
Total noninterest expense	$14,555	$13,133	$1,422	10.8%

Non-interest expense increased $1.4 million or 10.8% to $14.6 million for the three months ended June 30, 2013 compared to $13.1 million in the same period in the prior year. Salaries and employee benefits increased $936,000, primarily due to $454,000 in stock compensation expense related to our 2012 Stock Incentive Plan (the “Plan”) implemented in August 2012 and increases in compensation and other salary related costs to support our strategic growth.  Marketing decreased $143,000 to $610,000 compared to $753,000 for the quarter ended June 30, 2013 due to opening less branches in the quarter and a decrease in marketing campaigns.  Other operating expenses increased $597,000 or 26.5% to $2.9 million compared to $2.3 million for the quarter ended June 30, 2012.  The increase was primarily due to director’s stock compensation expense totaling $227,000 related to the Plan implemented in August 2012, an $84,000 loss on the sale of OREO property, costs associated with our system conversion and various other operating costs driven by our organic growth.

Income Tax Expense: Income taxes increased $15,000 to $308,000 for the quarter ended June 30, 2013 from $293,000 for the quarter ended June 30, 2012.

Summary of Operating Results for the Six Months Ended June 30, 2013 and 2012

The following discussion provides a summary and comparison of our operating results for the six months ended June 30, 2013 and 2012.
	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Net interest income	$25,584	$25,753	$(169)	(0.7	) %
Provision for loan losses	655	850	(195)	(22.9)
Noninterest income	6,662	3,291	3,371	102.4
Noninterest expense	29,254	25,762	3,492	13.6
Income before taxes	2,337	2,432	(95)	(3.9)
Income tax expense	587	610	(23)	(3.8)
Net income	$1,750	$1,822	$(72)	(4.0	) %

For the six months ended June 30, 2013, net income increased by $72,000 to $1.8 million compared to the six months ended June 30, 2012. The decrease in net income resulted from an increase in noninterest income driven largely by our secondary market income and a reduction in the provision for loan losses offset by an increase in noninterest expense due to an increase in expense related to our Plan implemented in August 2012 and an increase in salaries and employee benefits as we continue to add staff to expand the services we offer our existing and new customers and increases in other operating expenses.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

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

Interest and Dividend Income: For the six months ended June 30, 2013, interest and dividend income decreased $145,000 to $30.4 million from $30.6 million for the six months ended June 30, 2012, primarily due to a $337,000 decrease in investment income as a result of maturing securities being replaced by lower yielding securities partially offset by an $192,000 increase in loan originations in the commercial and residential portfolios.  Resort income decreased $1.6 million compared to the six months ended June 30, 2012 as we gradually exit the resort financing market.  The yield on average interest-earning assets decreased 37 basis points to 3.63% for the six months ended June 30, 2013 from 4.00% for the six months ended June 30, 2012.  The decline was due to a 57 basis points decrease in the yield on total average net loans to 3.89% offset by a $212.2 million or 15.9% increase in total average net loans and a 37 basis points decrease in securities to 0.78% as a result of maturing securities being replaced by lower yielding securities compared to the six months ended June 30, 2012.

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

	For The Six Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,550,340	$29,932	3.89%	$1,338,093	$29,740	4.46%
Securities	120,901	468	0.78%	131,695	755	1.15%
Federal Home Loan Bank of Boston stock	8,595	17	0.40%	7,253	18	0.50%
Federal funds and other earning assets	12,675	11	0.18%	57,381	60	0.21%
Total interest-earning assets	1,692,511	30,428	3.63%	1,534,422	30,573	4.00%
Noninterest-earning assets	120,870			117,171
Total assets	$1,813,381			$1,651,593

Interest-bearing liabilities:
NOW accounts	$250,489	$286	0.23%	$204,771	$172	0.17%
Money market	345,486	1,311	0.77%	266,238	1,032	0.78%
Savings accounts	177,825	158	0.18%	167,973	125	0.15%
Certificates of deposit	355,396	1,777	1.01%	374,996	2,069	1.11%
Total interest-bearing deposits	1,129,196	3,532	0.63%	1,013,978	3,398	0.67%
Federal Home Loan Bank of Boston advances	74,531	870	2.35%	62,955	943	3.00%
Repurchase agreement borrowings	21,000	351	3.37%	21,000	361	3.45%
Repurchase liabilities	51,031	91	0.36%	60,617	118	0.39%
Total interest-bearing liabilities	1,275,758	4,844	0.77%	1,158,550	4,820	0.83%
Noninterest-bearing deposits	248,804			203,033
Other noninterest-bearing liabilities	49,041			38,603
Total liabilities	1,573,603			1,400,186
Stockholders’ equity	239,778			251,407
Total liabilities and stockholders’ equity	$1,813,381			$1,651,593

Net interest income		$25,584			$25,753
Net interest rate spread (1)			2.86%			3.17%
Net interest-earning assets (2)	$416,753			$375,872
Net interest margin (3)			3.05%			3.37%
Average interest-earning assets to average interest-bearing liabilities		132.67%			132.44%

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

	Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$912	$(720)	$192
Investment securities	(48)	(239)	(287)
Federal Home Loan Bank of Boston stock	14	(15)	(1)
Federal funds and other interest-earning assets	(40)	(9)	(49)
Total interest-earning assets	838	(983)	(145)

Interest-bearing liabilities:
NOW accounts	50	64	114
Money market	279	-	279
Savings accounts	4	29	33
Certificates of deposit	(103)	(189)	(292)
Total interest-bearing deposits	230	(96)	134
Advances from the Federal Home Loan Bank	486	(559)	(73)
Repurchase agreement borrowing	-	(10)	(10)
Repurchase liabilities	(27)	-	(27)
Total interest-bearing liabilities	689	(665)	24
(Decrease) increase in net interest income	$149	$(318)	$(169)

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $25.6 million for the six months ended June 30, 2013, compared to $25.8 million for the six months ended June 30, 2012.  The $169,000 decrease in net interest income was primarily due to a historic low rate environment and a $52.3 million decline in the resort loan portfolio.  Resort loan income decreased $1.6 million to $565,000 for the six months ended June 30, 2013 as we continue to successfully execute our planned exit of the resort financing market.  The yield on average interest-earning assets decreased 37 basis points to 3.63% for the six months ended June 30, 2013 from 4.00% for the six months ended June 30, 2012 due to a 57 basis points decrease in the yield on total average net loans to 3.89% offset by a $212.2 million or 15.9% increase in total average net loans and a 37 basis points decrease in securities to 0.78% as a result of maturing securities being replaced by lower yielding securities compared to the six months ended June 30, 2012. The cost of average interest-earning liabilities decreased 6 basis points to 0.77% for the six months ended June 30, 2013 reflecting lower funding costs.  Net interest margin decreased 32 basis points to 3.05% for the six months ended June 30, 2013 compared to 3.37% for the six months ended June 30, 2012.

Interest Expense: Interest expense for the six months ended June 30, 2013 remained flat at $4.8 million for the six months ended June 30, 2013 and 2012.  The cost of interest-bearing liabilities decreased 6 basis points to 0.77% for the six months ended June 30, 2013.  Time deposit interest expense decreased $292,000 due to a 10 basis point decrease in the yield to 1.01% offset by increases in NOW and money market interest expense of $114,000 and $279,000, respectively, due to increases in average balances for the six months ended June 30, 2013 compared to the same period in the prior year.

Provision for Loan Losses:  Management recorded a provision for loan losses of $655,000 for the six months ended June 30, 2013 compared to $850,000 for the six months ended June 30, 2012.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

At June 30, 2013, the allowance for loan losses represented 1.09% of total loans and 122.20% of non-performing loans, compared to 1.12% of total loans and 125.01% of non-performing loans as of December 31, 2012. Net charge-offs for the six months ended June 30, 2013 were $379,000 or 0.05% (annualized), compared to net charge-offs for the six months ended June 30, 2012 of $456,000 or 0.07% (annualized) of average loans outstanding.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities, if any, are also included in noninterest income (loss).

The following table summarizes noninterest income for the six months ended June 30, 2013 and 2012:

	For the Six Months Ending June 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$2,079	$1,716	$363	21.2%
Net gain on sales of investments	36	-	36	100.0
Net gain on loans sold	3,769	529	3,240	612.5
Brokerage and insurance fee income	73	57	16	28.1
Bank owned life insurance income	712	640	72	11.3
Other	(7)	349	(356)	(102.0)
Total noninterest income	$6,662	$3,291	$3,371	102.4%

Non-interest income increased $3.4 million or 102.4% to $6.7 million for the six months ended June 30, 2013 compared to the same period in the prior year.  Fees for customer services increased $363,000 or 21.2%.  Gain on sale of fixed-rate residential mortgage loans increased $3.2 million to $3.8 million compared to $529,000 for the six months ended June 30, 2012 due to an expansion in our secondary market residential lending program.  Other income decreased $356,000 primarily due to a $103,000 write down on loans held for sale, a $164,000 decrease in mortgage banking derivatives and a $184,000 increase in amortization of mortgage servicing rights due to an increase in loan volume.

Noninterest Expense: The following table summarizes noninterest expense for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$17,589	$15,043	$2,546	16.9%
Occupancy expense	2,366	2,288	78	3.4
Furniture and equipment expense	2,117	2,211	(94)	(4.3)
FDIC assessment	602	573	29	5.1
Marketing	1,204	1,359	(155)	(11.4)
Other operating expenses	5,376	4,288	1,088	25.4
Total noninterest expense	$29,254	$25,762	$3,492	13.6%

Non-interest expense increased $3.4 million or 13.6% to $29.3 million for the six months ended June 30, 2013 compared to $25.8 million in the same period in the prior year. Salaries and employee benefits increased $2.5 million, primarily due to $1.7 million in stock compensation expense related to our 2012 Stock Incentive Plan (the “Plan”) implemented in August 2012, off which $633,000 is related to the accelerated vesting of stock compensation due to the passing of a key executive and increases in compensation and other salary related costs to support our strategic growth reflective of an increase in headcount partially offset by a decrease in pension expense of $182,000 as the pension plans were frozen at the end of 2012.  Marketing decreased $155,000 to $1.2 million for the six months ended June 30, 2013 due to opening fewer branches during the period and a decrease in marketing campaigns.  Other operating expenses increased $1.1 million or 25.4% to $5.4 million compared to $4.3 million for the six months ended June 30, 2012.  The increase was primarily due to director’s stock compensation expense totaling $452,000 related to the Plan, an $84,000 loss on the sale of OREO property, costs associated with our system conversion and various other operating costs driven by our organic growth.

Income Tax Expense: Income taxes decreased $23,000 to $587,000 for the six months ended June 30, 2013 from $610,000 for the six months ended June 30, 2012.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2013, $36.7 million of our assets were invested in cash and cash equivalents compared to $50.6 million at December 31, 2012. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the six months ended June, 2013 and 2012, loan originations and purchases, net of collected principal and loan sales, totaled $70.4 million and $121.0 million, respectively.  Cash received from the sales and maturities of investment securities totaled $151.5 million and $143.0 million for the six months ended June 30, 2013 and 2012, respectively.  We purchased $126.1 million and $138.0 million of available-for-sale investment securities during the six months ended June 30, 2013 and 2012, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At June 30, 2013, we had $51.3 million in advances from the FHLBB and an additional available borrowing limit of $360.1 million, compared to $128.0 million in advances and an additional available borrowing limit of $294.3 million at December 31, 2012, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $461.3 million and $455.7 million at June 30, 2013 and December 31, 2012, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at June 30, 2013.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $86.4 million on an overnight basis as of June 30, 2013. The funding arrangement was collateralized by $128.6 million in pledged commercial real estate loans as of June 30, 2013.

We had outstanding commitments to originate loans of $52.8 million and $14.8 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $368.0 million and $355.0 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, time deposits scheduled to mature in less than one year totaled $237.3 million and $239.8 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $86.4 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

At June 30, 2013, income at risk (i.e., the change in net interest income) increased 9.1% and 8.6% and decreased 3.3% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. At December 31, 2012, income at risk (i.e., the change in net interest income) increased 7.3% and 6.2% and decreased 4.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively, respectively.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the years presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At June 30, 2013	At December 31, 2012
300 basis point increase	9.06%	7.31%
400 basis point increase	8.55%	6.23%
100 basis point decrease	(3.33)%	(4.89	) %

Item 4.	Controls and Procedures

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

During the second quarter of 2013, we implemented and completed a core banking system conversion. This conversion has resulted in the modification of certain business processes and internal controls impacting financial reporting, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Part II. Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 18, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending June 30, 2013, the Company made the following repurchases of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2013	557,043	$14.55	1,465,130	322,890
May 1-31, 2013	322,890	$14.53	1,788,020	-
June 1-30, 2013	1,000	$13.40	1,000	1,675,452

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock and completed this repurchase during the quarter ended June 30, 2013.  On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

64

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

FIRST CONNECTICUT BANCORP, INC.

Date: August 9, 2013	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: August 9, 2013	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: August 9, 2013	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer

