Form 10-Q
period 2013-09-30
First Connecticut Bancorp, Inc.
filed 2013-11-12
CIK 1511198

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 16,456,142 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Condition at September 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures	65

Part II. Other Information

Item 1.	Legal Proceedings	66

Item1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults upon Senior Securities	66

Item 4.	Mine Safety Disclosure	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

Signatures		69

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc.
Consolidated Statements of Condition (Unaudited)

	September 30, 2013	December 31, 2012
(Dollars in thousands)
Assets
Cash and cash equivalents	$50,323	$50,641
Securities held-to-maturity, at amortized cost	3,002	3,006
Securities available-for-sale, at fair value	120,382	138,241
Loans held for sale	5,357	9,626
Loans, net	1,712,507	1,520,170
Premises and equipment, net	21,013	19,967
Federal Home Loan Bank of Boston stock, at cost	8,383	8,939
Accrued income receivable	4,579	4,415
Bank-owned life insurance	38,255	37,449
Deferred income taxes	16,095	15,682
Prepaid expenses and other assets	12,305	14,810
Total assets	$1,992,201	$1,822,946
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,272,352	$1,082,869
Noninterest-bearing	278,275	247,586
	1,550,627	1,330,455
Federal Home Loan Bank of Boston advances	104,000	128,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	50,432	54,187
Accrued expenses and other liabilities	38,606	47,782
Total liabilities	1,764,665	1,581,424

Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized;
18,035,335 shares issued and 16,416,427 shares outstanding
at September 30, 2013 and 18,076,971 shares issued and
17,714,481 shares outstanding at December 31, 2012	181	181
Additional paid-in-capital	174,817	172,247
Unallocated common stock held by ESOP	(14,014)	(14,806)
Treasury stock, at cost (1,618,908 shares at September 30, 2013
and 362,490 shares at December 31, 2012)	(23,053)	(4,860)
Retained earnings	95,873	94,890
Accumulated other comprehensive loss	(6,268)	(6,130)
Total stockholders’ equity	227,536	241,522
Total liabilities and stockholders’ equity	$1,992,201	$1,822,946

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans
Mortgage	$12,381	$11,460	$35,721	$33,452
Other	3,199	3,927	9,746	11,675
Interest and dividends on investments
United States Government and agency obligations	103	234	344	749
Other bonds	59	87	177	205
Corporate stocks	62	69	188	209
Other interest income	2	3	13	63
Total interest income	15,806	15,780	46,189	46,353
Interest expense
Deposits	1,914	1,644	5,446	5,042
Federal Home Loan Bank of Boston advances	383	499	1,253	1,442
Repurchase agreement borrowings	181	179	532	540
Repurchase liabilities	45	71	136	189
Total interest expense	2,523	2,393	7,367	7,213
Net interest income	13,283	13,387	38,822	39,140
Provision for allowance for loan losses	215	215	870	1,065
Net interest income after provision for loan losses	13,068	13,172	37,952	38,075
Noninterest income
Fees for customer services	1,230	950	3,309	2,666
Net gain on sales of investments	304	-	340	-
Net gain on loans sold	625	687	4,244	1,216
Brokerage and insurance fee income	37	34	110	91
Bank owned life insurance income	303	326	1,015	966
Other	(264)	148	(271)	497
Total noninterest income	2,235	2,145	8,747	5,436
Noninterest expense
Salaries and employee benefits	8,571	10,243	26,160	25,286
Occupancy expense	1,175	1,108	3,541	3,396
Furniture and equipment expense	998	1,120	3,115	3,331
FDIC assessment	341	255	943	828
Marketing	423	509	1,627	1,868
Other operating expenses	2,602	3,670	7,978	7,958
Total noninterest expense	14,110	16,905	43,364	42,667
Income (loss) before income taxes	1,193	(1,588)	3,335	844
Income tax expense (benefit)	292	(519)	819	91
Net income (loss)	$901	$(1,069)	$2,516	$753

Net earnings (loss) per share (See Note 3):
Basic and Diluted	$0.06	$(0.07)	$0.16	$0.05

Weighted average shares outstanding:
Basic and Diluted	15,445,082	16,471,023	15,894,357	16,647,253

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Net income (loss)	$901	$(1,069)	$2,516	$753
Other comprehensive (loss) income, before tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(839)	48	(973)	(17)
Less: reclassification adjustment for gains included in net income	304	-	340	-
Net change in unrealized (losses) gains	(535)	48	(633)	(17)
Change related to employee benefit plans	141	133	424	398
Other comprehensive (loss) income, before tax	(394)	181	(209)	381
Income tax (benefit) expense	(134)	61	(71)	129
Other comprehensive (loss) income, net of tax	(260)	120	(138)	252

Comprehensive income (loss)	$641	$(949)	$2,378	$1,005

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Income (Loss)	Total
(Dollars in thousands)
Balance at December 31, 2012	17,714,481	$181	$172,247	$(14,806)	$(4,860)	$94,890	$(6,130)	$241,522
ESOP shares released and committed to be released	-	-	237	792	-	-	-	1,029
Cash dividend paid ($0.09 per common share)	-	-	-	-	-	(1,533)	-	(1,533)
Treasury stock acquired	(1,257,468)	-	-	-	(18,193)	-	-	(18,193)
Stock options exercised	1,050	-	-	-	14	-	-	14
Cancellation of shares for tax withholding	(41,636)	-	(570)	-	(14)	-	-	(584)
Tax benefit on restricted stock	-	-	49	-	-	-	-	49
Share based compensation expense	-	-	2,854	-	-	-	-	2,854
Net income	-	-	-	-	-	2,516	-	2,516
Other comprehensive loss	-	-	-	-	-	-	(138)	(138)
Balance at September 30, 2013	16,416,427	$181	$174,817	$(14,014)	$(23,053)	$95,873	$(6,268)	$227,536

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$2,516	$753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for loan losses	870	1,065
Provision for off-balance sheet commitments	24	55
Depreciation and amortization	2,293	2,558
Amortization of ESOP expense	1,029	935
Share based compensation expense	2,854	3,255
Gain on sale of investment	(304)	-
Loans originated for sale	(148,299)	(29,229)
Proceeds from the sale of loans held for sale	156,812	26,915
Loss on sale of premises and equipment	2	367
Loss (gain) on fair value adjustment for mortgage banking derivatives	319	(177)
Net gain on loans sold	(4,244)	(1,216)
Loss on sale of foreclosed real estate	55	8
Tax benefit on restricted stock	49	-
Accretion and amortization of investment security discounts and premiums, net	(43)	(111)
Amortization and accretion of loan fees and discounts, net	204	(724)
Decrease in accrued income receivable	(164)	(317)
Deferred income tax	(340)	(243)
Increase in cash surrender value of bank-owned life insurance	(906)	(966)
Decrease (increase) in prepaid expenses and other assets	2,134	(4,516)
(Decrease) increase in accrued expenses and other liabilities	(8,991)	3,328
Net cash provided by operating activities	5,870	1,740
Cash flow from investing activities
Maturities of securities held-to-maturity	4	209
Maturities, calls and principal payments of securities available-for-sale	233,578	243,392
Purchases of securities available-for-sale	(216,007)	(233,982)
Loan originations, net of principal repayments	(193,693)	(191,784)
Redemption (purchases) of Federal Home Loan Bank of Boston stock, net	556	(607)
Purchases of bank-owned life insurance	-	(6,000)
Proceeds from bank-owned life insurance	100	-
Proceeds from sale of premises and equipment	-	3,513
Proceeds from sale of foreclosed real estate	494	393
Purchases of premises and equipment	(3,341)	(4,290)
Net cash used in investing activities	(178,309)	(189,156)
Cash flows from financing activities
Purchase of common stock for ESOP	-	(5,376)
Net (decrease) increase in borrowings	(24,000)	62,200
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	220,236	108,202
Net decrease in certificates of deposit	(64)	(26,897)
Net (decrease) increase in repurchase liabilities	(3,755)	1,630
Cancellation of shares for tax withholding	(570)	(407)
Repurchase of common stock	(18,193)	(7,597)
Cash dividend paid	(1,533)	(1,614)
Net cash provided by financing activities	172,121	130,141
Net decrease in cash and cash equivalents	(318)	(57,275)
Cash and cash equivalents at beginning of period	50,641	90,296
Cash and cash equivalents at end of period	$50,323	$33,021

Supplemental disclosure of cash flow information
Cash paid for interest	$7,329	$7,144
Cash paid for income taxes	4,285	6
Loans transferred to other real estate owned	282	1,285

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

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock.  As of September 30, 2013, the Company has repurchased 317,885 of these shares at a cost of $4.5 million.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

First Connecticut Bancorp, Inc.’s only subsidiary is Farmington Bank.  Farmington Bank’s main office is located in Farmington, Connecticut.  Farmington Bank operates twenty-one full service branch offices and four limited services offices in central Connecticut.  Farmington Bank’s primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank’s service area.

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

Correction of Immaterial Error Related to Prior Period

During the quarter ended September 30, 2013, the Company identified an error related to the accounting for certain deferred loan costs and fees in the previously reported results for the quarter ended June 30, 2013. The Company determined that the error was due to processing errors that produced system generated entries to net gain on loans sold. The error also affected interest, fees and costs associated with mortgage loans sold. The Company reviewed the impact of this error on the prior period in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts contained in its quarterly filing. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the consolidated financial statements as of and for the three and six months ended June 30, 2013 have been revised in this filing and will be revised in the Company’s Form 10-Q for the period ending June 30, 2014.

The following tables summarize the effect of the correction of the error on the Company’s consolidated statement of operations for the three and six months ended June 30, 2013 and on the Company’s consolidated statement of condition as of June 30, 2013.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Balance as reported	Correction of error	Balance as revised	Balance as reported	Correction of error	Balance as revised
(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans
Mortgage	$11,917	$(45)	$11,872	$23,385	$(45)	$23,340
Total interest income	15,381	(45)	15,336	30,428	(45)	30,383
Noninterest income
Net gain on loans sold	1,739	(150)	1,589	3,769	(150)	3,619
Total noninterest income	3,124	(150)	2,974	6,662	(150)	6,512
Income before income taxes	1,245	(195)	1,050	2,337	(195)	2,142
Income tax expense	308	(60)	248	587	(60)	527
Net income	937	(135)	802	1,750	(135)	1,615
Net earnings per share:
Basic and Diluted	$0.06	$(0.01)	$0.05	$0.11	$(0.01)	$0.10

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2013
	Balance as reported	Correction of error	Balance as revised
(Dollars in thousands)
Assets
Loans, net	$1,588,275	$(195)	$1,588,080
Prepaid expenses and other assets	12,298	60	12,358
Total assets	1,845,251	(135)	1,845,116
Liabilities and Stockholders’ Equity
Stockholders' Equity
Retained earnings	95,605	(135)	95,470
Total stockholders’ equity	231,315	(135)	231,180
Total liabilities and stockholders’ equity	1,845,251	(135)	1,845,116

Investment Securities

Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities).  Management determines the appropriate classifications of securities at the time of purchase.  At September 30, 2013 and December 31, 2012, the Company had no debt or equity securities classified as trading.  Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity.  All other securities not included in held to maturity are classified as available for sale.  Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.  Available for sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.  Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320-Debt and Equity Securities, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporary impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded.  Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Interest on loans is accrued and recognized in interest income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are 90 days or more past due or when, in the judgment of management, collectability of the loan or loan interest becomes uncertain. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with contractual terms involving payment of cash or cash equivalents. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. If a residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort loan is on non-accrual status cash payments are applied towards the reduction of principal.  If loans are considered impaired but accruing, cash payments are applied first to interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful.

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

Nonperforming loans consist of non-accruing loans, non-accruing loans identified as trouble debt restructurings and loans past due more than 90 days and still accruing interest.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2013.

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

Construction loans – Loans in this segment include commercial construction loans, real estate subdivision development loans to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. In addition, construction subdivision loans and commercial and residential construction loans to contractors and developers entail additional risks as compared to single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. Real estate subdivision development loans to developers, licensed contractors and builders are generally speculative real estate development loans for which payment is derived from sale of the property. Credit risk may be affected by cost overruns, time to sell at an adequate price, and market conditions. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Residential construction credit quality may be impacted by the overall health of the economy, including unemployment rates and housing prices.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Installment, Collateral, Demand and Revolving Credit – Loans in these segments include installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. Excluding collateral loans which are fully collateralized by a deposit account, repayment for loans in these segments is dependent on the credit quality of the individual borrower.

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

Resort – Loans in this segment include direct receivable loans, loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 87% of the resort portfolio at September 30, 2013, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The Company has exited the resort financing market with a residual portfolio remaining.

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

During 2013, we have started to see a slight improvement in the real estate markets and the overall economic conditions which have led to an improvement in collateral values and cash flows of borrowers.  The stabilization of these economic conditions have led to improvements in charge-offs, delinquencies and non-performing loans and improved valuations for the Company’s impaired loans as of September 30, 2013.  The economy is still very fragile and uncertain.  If the current trend reverses itself, it could impact significant estimates such as the allowance for loan losses and the effect could be material.

Reclassifications

Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current year presentation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). ASU No. 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s financial condition or results of operations.

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

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties.  The Company was required to have cash and liquid assets of approximately $5.9 million and $11.9 million to meet these requirements at September 30, 2013 and December 31, 2012.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3.	Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
(Dollars in thousands, except per share data):

Net income (loss)		$901	$(1,069)	$2,516	$753

Weighted-average shares outstanding		18,040,414	17,935,809	18,060,462	17,898,872

Less:	Average unallocated ESOP shares	(1,184,134)	(1,279,385)	(1,207,737)	(1,189,368)
	Average treasury stock	(1,411,198)	(185,401)	(958,368)	(62,251)
Weighted-average basic shares outstanding		15,445,082	16,471,023	15,894,357	16,647,253

Plus:	Dilutive stock options	-	-	-	-

Weighted-average diluted shares outstanding		15,445,082	16,471,023	15,894,357	16,647,253

Net earnings (loss) per share:
	Basic and Diluted	$0.06	$(0.07)	$0.16	$0.05

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$101,000	$4	$-	$101,004
Government sponsored residential mortgage-backed securities	10,450	446	-	10,896
Corporate debt securities	2,975	138	-	3,113
Preferred equity securities	2,100	-	(404)	1,696
Marketable equity securities	108	34	(2)	140
Mutual funds	3,678	-	(145)	3,533
Total securities available-for-sale	$120,311	$622	$(551)	$120,382
Held-to-maturity
Government sponsored residential
mortgage-backed securities	$2	$-	$-	$2
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,002	$-	$-	$3,002

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$118,984	$5	$(9)	$118,980
Government sponsored residential
mortgage-backed securities	9,803	800	-	10,603
Corporate debt securities	2,958	195	-	3,153
Preferred equity securities	2,100	19	(333)	1,786
Marketable equity securities	108	27	(3)	132
Mutual funds	3,585	2	-	3,587
Total securities available-for-sale	$137,538	$1,048	$(345)	$138,241
Held-to-maturity
Government sponsored residential
mortgage-backed securities	$6	$-	$-	$6
Trust preferred debt security	3,000	-	-	3,000
Total securities held-to-maturity	$3,006	$-	$-	$3,006

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	September 30, 2013
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Preferred equity securities	1	$-	$-	$1,596	$(404)	$1,596	$(404)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	2,814	(145)	-	-	2,814	(145)
	3	$2,814	$(145)	$1,601	$(406)	$4,415	$(551)

	December 31, 2012
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury obligations	4	$52,985	$(9)	$-	$-	$52,985	$(9)
Preferred equity securities	1	-	-	1,667	(333)	1,667	(333)
Marketable equity securities	1	-	-	4	(3)	4	(3)
	6	$52,985	$(9)	$1,671	$(336)	$54,656	$(345)

Management believes that no individual unrealized loss as of September 30, 2013 represents an other-than-temporary impairment, based on its detailed review of the securities portfolio.  The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security that is rated Ba2 by Moody’s as of September 30, 2013.  A detailed review of the preferred equity security was completed by management and procedures included an analysis of their most recent financial statements and management concluded that the preferred equity security is not other-than-temporarily impaired.

There were realized gains on sales of securities available for sale totaling $36,000 and $304,000 for the three and nine months ended September 30, 2013, respectively.  There were no realized gains or losses on sales of securities available for sale for the three and nine months ended September 30, 2012.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and estimated market value of debt securities at September 30, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	September 30, 2013
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$101,000	$101,004	$-	$-
Due after one year through five years	2,975	3,113	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities	10,450	10,896	2	2
	$114,425	$115,013	$3,002	$3,002

The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB), owned $8.4 million and $8.9 million of FHLBB capital stock at September 30, 2013 and December 31, 2012, respectively, which is equal to its FHLBB capital stock requirement.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	September 30,	December 31,
	2013	2012
(Dollars in thousands)
Real estate
Residential	$674,804	$620,991
Commercial	585,628	473,788
Construction	90,033	64,362
Installment	4,671	6,719
Commercial	213,103	192,210
Collateral	1,819	2,086
Home equity line of credit	147,026	142,543
Demand	-	25
Revolving credit	78	65
Resort	9,849	31,232
Total loans	1,727,011	1,534,021
Less:
Allowance for loan losses	(17,678)	(17,229)
Net deferred loan costs	3,174	3,378
Loans, net	$1,712,507	$1,520,170

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$17,505	$17,927	$17,229	$17,533
Provision for loan losses	215	215	870	1,065
Charge-offs	(51)	(258)	(450)	(898)
Recoveries	9	36	29	220
Balance at end of period	$17,678	$17,920	$17,678	$17,920

Changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For the Three Months Ended September 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,728	$(9)	$3	$39	$3,761
Commercial	8,012	-	-	(230)	7,782
Construction	1,138	-	-	94	1,232
Installment	57	-	-	(5)	52
Commercial	2,999	(26)	3	314	3,290
Collateral	-	-	-	-	-
Home equity line of credit	1,401	-	-	28	1,429
Demand	-	-	-	-	-
Revolving credit	-	(16)	3	13	-
Resort	170	-	-	(38)	132
Unallocated	-	-	-	-	-
	$17,505	$(51)	$9	$215	$17,678

	For the Three Months Ended September 30, 2012
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,771	$(206)	$4	$476	$4,045
Commercial	7,691	-	1	75	7,767
Construction	632	-	-	194	826
Installment	66	(3)	1	20	84
Commercial	2,920	(33)	27	(220)	2,694
Collateral	-	-	-	-	-
Home equity line of credit	1,400	-	-	37	1,437
Demand	-	-	-	-	-
Revolving credit	-	(16)	3	13	-
Resort	1,447	-	-	(564)	883
Unallocated	-	-	-	184	184
	$17,927	$(258)	$36	$215	$17,920

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,778	$(384)	$3	$364	$3,761
Commercial	8,105	-	-	(323)	7,782
Construction	760	-	-	472	1,232
Installment	77	-	-	(25)	52
Commercial	2,654	(26)	12	650	3,290
Collateral	-	-	-	-	-
Home equity line of credit	1,377	-	-	52	1,429
Demand	-	-	-	-	-
Revolving credit	-	(40)	14	26	-
Resort	456	-	-	(324)	132
Unallocated	22	-	-	(22)	-
	$17,229	$(450)	$29	$870	$17,678

	For the Nine Months Ended September 30, 2012
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$2,874	$(337)	$9	$1,499	$4,045
Commercial	8,755	(454)	4	(538)	7,767
Construction	590	-	-	236	826
Installment	92	(9)	4	(3)	84
Commercial	2,140	(33)	192	395	2,694
Collateral	-	-	-	-	-
Home equity line of credit	1,295	(19)	-	161	1,437
Demand	-	-	-	-	-
Revolving credit	-	(46)	11	35	-
Resort	1,787	-	-	(904)	883
Unallocated	-	-	-	184	184
	$17,533	$(898)	$220	$1,065	$17,920

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at September 30, 2013 and December 31, 2012:

Loans individually evaluated for impairment:

	September 30, 2013		December 31, 2012
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate
Residential	$11,220	$324	$10,695	$340
Commercial	21,349	56	17,546	126
Construction	187	-	1,179	6
Installment	35	9	7	-
Commercial	8,120	1,254	5,313	476
Collateral	-	-	-	-
Home equity line of credit	388	-	491	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,288	-	1,626	1
Total	$42,587	$1,643	$36,857	$949

Loans collectively evaluated for impairment:

	September 30, 2013		December 31, 2012
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate
Residential	$666,737	$3,437	$613,343	$3,438
Commercial	564,348	7,726	456,109	7,979
Construction	89,846	1,232	63,124	754
Installment	4,636	43	6,712	77
Commercial	204,935	2,036	187,466	2,178
Collateral	1,819	-	2,086	-
Home equity line of credit	146,638	1,429	142,056	1,377
Demand	-	-	25	-
Revolving Credit	78	-	65	-
Resort	8,561	132	29,556	455
Total	$1,687,598	$16,035	$1,500,542	$16,258
Unallocated	-	-	-	22
Total	$1,730,185	$17,678	$1,537,399	$17,229

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan aging at recorded investment values at September 30, 2013 and December 31, 2012:

	September 30, 2013
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	14	$2,793	4	$1,297	20	$8,314	38	$12,404	$-
Commercial	1	126	-	-	2	920	3	1,046	-
Construction	-	-	-	-	1	187	1	187	-
Installment	1	19	-	-	2	47	3	66	-
Commercial	1	274	1	10	5	583	7	867	-
Collateral	3	13	-	-	-	-	3	13	-
Home equity line of credit	2	218	-	-	3	223	5	441	-
Demand	1	8	-	-	-	-	1	8	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	23	$3,451	5	$1,307	33	$10,274	61	$15,032	$-

	December 31, 2012
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate
Residential	17	$3,080	6	$1,663	16	$7,803	39	$12,546	$-
Commercial	-	-	1	349	2	925	3	1,274	-
Construction	-	-	-	-	1	419	1	419	-
Installment	1	14	-	-	2	73	3	87	-
Commercial	2	1,435	1	66	6	585	9	2,086	-
Collateral	7	57	-	-	-	-	7	57	-
Home equity line of credit	1	75	2	94	3	379	6	548	-
Demand	1	6	-	-	2	40	3	46	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	29	$4,667	10	$2,172	32	$10,224	71	$17,063	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as trouble debt restructurings and loans past due more than 90 days and still accruing interest and other real estate owned.  The following table lists nonperforming assets at:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Nonaccrual loans:
Real estate
Residential	$9,729	$9,194
Commercial	920	925
Construction	187	419
Installment	169	157
Commercial	2,292	2,351
Collateral	-	-
Home equity line of credit	590	711
Demand	-	25
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	13,887	13,782
Loans 90 days past due and still accruing	-	-
Other real estate owned	282	549
Total nonperforming assets	$14,169	$14,331

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at September 30, 2013:

						Cash-basis
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Recognized
Impaired loans without
a valuation allowance:
Real estate
Residential	$5,630	$6,140	$-	$4,974	$16	$12
Commercial	16,238	15,733	-	6,776	540	538
Construction	-	-	-	-	-	-
Installment	7	7	-	5	-	-
Commercial	5,135	5,415	-	3,238	137	136
Collateral	-	-	-	-	-	-
Home equity line of credit	388	508	-	480	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	27,398	27,803	-	15,473	693	686

Impaired loans with
a valuation allowance:
Real estate
Residential	5,590	6,019	324	6,199	43	43
Commercial	5,111	5,799	56	11,614	256	255
Construction	187	433	-	303	-	-
Installment	28	28	9	22	-	-
Commercial	2,985	2,787	1,254	3,978	54	54
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,288	1,287	-	1,097	40	40
Total	15,189	16,353	1,643	23,213	393	392
Total impaired loans	$42,587	$44,156	$1,643	$38,686	$1,086	$1,078

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at December 31, 2012:

						Cash-basis
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate
Residential	$4,061	$4,495	$-	$3,929	$10	$10
Commercial	2,787	2,973	-	6,048	315	304
Construction	760	761	-	592	18	18
Installment	-	-	-	-	-	-
Commercial	1,986	1,985	-	3,918	184	178
Collateral	-	-	-	-	-	-
Home equity line of credit	491	569	-	494	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	56	26	26
Total	10,085	10,783	-	15,037	553	536

Impaired loans with a valuation allowance:
Real estate
Residential	6,634	6,882	340	6,864	78	68
Commercial	14,759	14,753	126	11,594	818	814
Construction	419	664	6	226	-	-
Installment	7	7	-	4	-	-
Commercial	3,327	3,339	476	2,111	86	78
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,626	1,624	1	1,736	32	32
Total	26,772	27,269	949	22,535	1,014	992
Total impaired loans	$36,857	$38,052	$949	$37,572	$1,567	$1,528

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The recorded investment balance of TDRs approximated $26.2 million and $29.7 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $19.1 million and $22.1 million while TDRs on nonaccrual status were $7.1 million and $7.6 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At September 30, 2013 and December 31, 2012, the allowance for loan losses included specific reserves of $1.6 million and $889,000 related to TDRs, respectively. For the nine months ended September 30, 2013 and 2012, the Bank had charge-offs totaling $293,000 and $271,000, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds available to borrowers in TDR status was $402,000 and $872,000 at September 30, 2013 and December 31, 2012, respectively. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at September 30, 2013 and December 31, 2012:

	September 30, 2013
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	4	$1,185	6	$4,908	10	$6,093
Commercial	12	11,621	-	-	12	11,621
Construction	-	-	1	187	1	187
Installment	2	35	-	-	2	35
Commercial	7	4,923	5	1,814	12	6,737
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	2	197	2	197
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,288	-	-	2	1,288
Total	27	$19,052	14	$7,106	41	$26,158

	December 31, 2012
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate
Residential	3	$1,068	6	$5,264	9	$6,332
Commercial	12	16,381	-	-	12	16,381
Construction	2	999	1	419	3	1,418
Installment	1	7	-	-	1	7
Commercial	7	2,043	6	1,867	13	3,910
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,626	-	-	2	1,626
Total	27	$22,124	13	$7,550	40	$29,674

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	-	$-	$-	3	$588	$569
Commercial	-	-	-	2	1,725	1,713
Construction	-	-	-	1	187	187
Installment	-	-	-	2	36	35
Commercial	1	51	52	7	5,704	6,004
Home equity line of credit	-	-	-	2	244	197
Total	1	$51	$52	17	$8,484	$8,705

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

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or concessions for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total

Commercial	1	$-	$-	$-	$52	$52
Total	1	$-	$-	$-	$52	$52

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	3	$-	$-	$228	$341	$569
Commercial	2	1,577	-	-	136	1,713
Construction	1	-	-	-	187	187
Installment	2	-	-	35	-	35
Commercial	7	5,849	-	-	155	6,004
Home equity line of credit	2	-	-	14	183	197
Total	17	$7,426	$-	$277	$1,002	$8,705

	For the Three Months Ended September 30, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Commercial	2	$844	$-	$-	$-	$844
Commercial	4	1,342	-	-	-	1,342
Total	6	$2,186	$-	$-	$-	$2,186

	For the Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	2	$-	$114	$-	$457	$571
Commercial	7	2,598	3,301	-	3,231	9,130
Construction	1	240	-	-	-	240
Installment	1	-	7	-	-	7
Commercial	9	2,758	-	166	-	2,924
Total	20	$5,596	$3,422	$166	$3,688	$12,872

A TDR is considered to be in re-default once it is more than 30 days past due following a modification.  There were no loans that defaulted and had been modified as a TDR during the 12 month period preceding the default date during the nine months ended September 30, 2013.  The following table shows loans modified as a TDR during the 12 month period preceding the default date during the three and nine months ended September 30, 2012

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2013 and December 31, 2012:

	September 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$662,100	$1,386	$11,318	$-	$674,804
Commercial	557,671	8,235	19,722	-	585,628
Construction	83,843	-	6,190	-	90,033
Installment	4,401	48	222	-	4,671
Commercial	194,925	5,183	11,336	1,659	213,103
Collateral	1,811	-	8	-	1,819
Home equity line of credit	145,113	1,003	910	-	147,026
Demand	-	-	-	-	-
Revolving Credit	78	-	-	-	78
Resort	8,562	-	1,287	-	9,849
Total Loans	$1,658,504	$15,855	$50,993	$1,659	$1,727,011

	December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
Residential	$606,998	$2,425	$11,568	$-	$620,991
Commercial	434,183	24,902	14,703	-	473,788
Construction	60,293	770	3,299	-	64,362
Installment	6,481	53	185	-	6,719
Commercial	171,776	10,125	10,020	289	192,210
Collateral	2,086	-	-	-	2,086
Home equity line of credit	140,723	704	1,116	-	142,543
Demand	-	-	25	-	25
Revolving Credit	65	-	-	-	65
Resort	29,596	12	1,624	-	31,232
Total Loans	$1,452,201	$38,991	$42,540	$289	$1,534,021

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.  These related party loans totaled $604,000 and $716,000 at September 30, 2013 and December 31, 2012, respectively.  All related party loans were performing according to their credit terms.

6.        Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at September 30, 2013 and December 31, 2012.  The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million, which was undrawn at September 30, 2013 and December 31, 2012.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2014.  The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at September 30, 2013 and December 31, 2012.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $82.1 million and $93.9 million on an overnight basis at September 30, 2013 and December 31, 2012, respectively, and was undrawn as of September 30, 2013 and December 31, 2012. The funding arrangement was collateralized by $127.3 million and $145.8 million in pledged commercial real estate loans as of September 30, 2013 and December 31, 2012, respectively.

FHLBB advances totaled $104.0 million and $128.0 million at September 30, 2013 and December 31, 2012, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $659.2 million and $602.2 million at September 30, 2013 and December 31, 2012, respectively. The Company has available borrowings of $312.5 million and $294.3 million at September 30, 2013 and December 31, 2012, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $24.0 million and cash of $451,000 at September 30, 2013. Outstanding borrowings totaled $21.0 million at September 30, 2013 and December 31, 2012.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $50.4 million and $54.2 million at September 30, 2013 and December 31, 2012, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations and Government sponsored residential mortgage-backed securities with a market value of $60.2 million and $84.3 million as of September 30, 2013 and December 31, 2012, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

7.	Deposits

Deposit balances at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
(Dollars in thousands)
Noninterest-bearing demand deposits	$278,275	$247,586
Interest-bearing
NOW accounts	339,350	227,205
Money market	386,682	317,030
Savings accounts	187,040	179,290
Time deposits	359,280	359,344
Total interest-bearing deposits	1,272,352	1,082,869
Total deposits	$1,550,627	$1,330,455

We have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.  As of September 30, 2013 and December 31, 2012, we have no reciprocal deposits.

8.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Service cost	$-	$125	$25	$16
Interest cost	238	271	32	35
Expected return on plan assets	(284)	(259)	-	-
Amortization:
Loss	144	169	11	-
Prior service cost	-	(31)	(13)	(12)
Net periodic benefit cost	$98	$275	$55	$39

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Service cost	$-	$375	$76	$46
Interest cost	714	815	96	103
Expected return on plan assets	(851)	(777)	-	-
Amortization:
Loss	430	507	32	-
Prior service cost	-	(94)	(38)	(36)
Net periodic benefit cost	$293	$826	$166	$113

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

The Company expects to contribute a total of $1.4 million to the qualified defined benefit plan for the year ended December 31, 2013.  Since the supplemental plan and the postretirement benefit plans are unfunded, the Company accrues for the estimated costs of these plans through charges to expense during the year that employees render service. The Company makes contributions to cover the current benefits paid under these plans.

Employee Stock Ownership Plan

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At September 30, 2013, the loan had an outstanding balance of $14.8 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense was $1.0 million and $935,000 for the nine months ended September 30, 2013 and 2012, respectively.

Shares held by the ESOP include the following as of September 30, 2013:

Allocated	190,722
Committed to be released	71,325
Unallocated	1,168,369
1,430,416

The fair value of unallocated ESOP shares was $17.2 million at September 30, 2013.

9.	Stock Incentive Plan

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations.  For the three months ended September 30, 2013 and 2012, the Company recorded $750,000 and $3.3 million of share-based compensation expense, respectively, comprised of $314,000 and $1.3 million of stock option expense, respectively and $436,000 and $2.0 million of restricted stock expense, respectively.  For the nine months ended September 30, 2013 and 2012, the Company recorded $2.9 million and $3.3 million of share-based compensation expense, respectively, comprised of $1.1 million and $1.3 million of stock option expense, respectively and $1.7 million and $2.0 million of restricted stock expense, respectively.  Expected future compensation expense relating to the 985,307 non-vested options outstanding at September 30, 2013, is $3.4 million over the remaining vesting period of 2.95 years. Expected future compensation expense relating to the 400,325 non-vested restricted shares at September 30, 2013, is $5.1 million over the remaining vesting period of 2.93 years.

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

Weighted-average assumptions for the nine months ended September 30, 2013 and 2012:

	2013	2012
Weighted per share average fair value of options granted	$3.86	$3.50
Weighted-average assumptions:
Risk-free interest rate	1.53%	0.82%
Expected volatility	31.36%	33.69%
Expected dividend yield	1.70%	1.78%
Weighted-average dividend yield	0.80% - 2.71%	0.86% - 2.89%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine months ended September 30, 2013.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,696,357	$12.95
Granted	26,750	14.48
Exercised	(1,050)	12.95
Forfeited	(2,400)	12.95
Outstanding at September 30, 2013	1,719,657	$12.97	8.51	$2,953

Exercisable at September 30, 2013	734,350

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the status of the Company’s restricted stock for the nine months ended September 30, 2013.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	572,167	$12.95
Granted	-	-
Vested	(171,842)	12.95
Forfeited	-	-
Unvested at September 30, 2013	400,325	$12.95

10.	Derivative Financial Instruments

Non-Hedge Accounting Derivatives/Non-designated Hedges:

The Company does not use derivatives for trading or speculative purposes. Interest rate swap derivatives not designated as hedges are offered to certain qualifying commercial customers and to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting under FASB ASC 815, “Derivatives and Hedging”. The interest rate swap agreements enable these customers to synthetically fix the interest rate on variable interest rate loans. The customers pay a variable rate and enter into a fixed rate swap agreement with the Company. The credit risk associated with the interest rate swap derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to the Company’s normal credit policies. The Company obtains collateral, if needed, based upon its assessment of the customers’ credit quality. Generally, interest rate swap agreements are offered to “pass” rated customers requesting long-term commercial loans or commercial mortgages in amounts generally of at least $1.0 million. The interest rate swap agreement with the Company’s customers is cross-collateralized by the loan collateral. The interest rate swap agreements do not have any embedded interest rate caps or floors.

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is required to collateralize the fair value of its derivative liability.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated statements of condition at fair value.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

			September 30, 2013			December 31, 2012
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer
interest rate swap position	Other Assets	30	$96,913	$4,366	35	$105,828	$8,379

Commercial loan customer
interest rate swap position	Other Liabilities	14	53,197	(2,116)	2	7,731	(24)

Counterparty interest
rate swap position	Other Liabilities	44	150,110	(2,250)	37	113,559	(8,355)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	For The Three Months Ended September 30,
	2013			2012
(Dollars in thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact

Commercial loan customer
interest rate swap position	$(835)	$56	$(779)	$642	$620	$1,262

Counterparty interest
rate swap position	835	(56)	779	(642)	(620)	(1,262)
Total	$-	$-	$-	$-	$-	$-

	For The Nine Months Ended September 30,
	2013			2012
(Dollars in thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact

Commercial loan customer
interest rate swap position	$(2,223)	$(4,013)	$(6,236)	$1,763	$2,282	$4,045

Counterparty interest
rate swap position	2,223	4,013	6,236	(1,763)	(2,282)	(4,045)
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2013, the notional amount of outstanding rate locks totaled approximately $17.3 million and the notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $19.7 million.  Forward sales, which include mandatory forward commitments, notional amount totaled approximately $13.1 million at September 30, 2013; establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

11.     Financial Instruments with Off-Balance Sheet Risk

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

	September 30, 2013	December 31, 2012
(Dollars in thousands)
Approved loan commitments	$71,861	$14,761
Unadvanced portion of construction loans	47,697	61,923
Unadvanced portion of resort loans	4,959	2,768
Unused lines for home equity loans	160,716	146,078
Unused revolving lines of credit	362	402
Unused commercial letters of credit	3,840	8,462
Unused commercial lines of credit	164,716	135,379
	$454,151	$369,773

Financial instruments with off-balance sheet risk had a valuation allowance of $419,000 and $394,000 as of September 30, 2013 and December 31, 2012, respectively.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2013 and December 31, 2012, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

12.    Fair Value Measurements

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the three and nine months ended September 30, 2013 or during the year ended December 31, 2012.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2013
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$101,004	$101,004	$-	$-
Government sponsored residential mortgage-backed securities	10,896	-	10,896	-
Corporate debt securities	3,113	-	3,113	-
Preferred equity securities	1,696	-	1,696	-
Marketable equity securities	140	140	-	-
Mutual funds	3,533	-	3,533	-
Securities available-for-sale	120,382	101,144	19,238	-
Interest rate swap derivative	4,366	-	4,366	-
Derivative loan commitments	383	-	-	383
Total	$125,131	$101,144	$23,604	$383

Liabilities
Interest rate swap derivative	$4,366	$-	$4,366	$-
Forward loan sales commitments	215	-	-	215
Total	$4,581	$-	$4,366	$215

	December 31, 2012
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$118,980	$118,980	$-	$-
Government sponsored residential mortgage-backed securities	10,603	-	10,603	-
Corporate debt securities	3,153	-	3,153	-
Preferred equity securities	1,786	-	1,786	-
Marketable equity securities	372	132	240	-
Mutual funds	3,587	-	3,587	-
Securities available-for-sale	138,481	119,112	19,369	-
Interest rate swap derivative	8,379	-	8,379	-
Derivative loan commitments	450	-	-	450
Forward loan sales commitments	38	-		38
Total	$147,348	$119,112	$27,748	$488

Liabilities
Interest rate swap derivative	$8,379	$-	$8,379	$-
Total	$8,379	$-	$8,379	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available-for-Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

(Dollars in thousands)
Balance, at beginning of period	$-	$37	$491	$124
Paydowns	-	(37)	-	-
Total (loss) gain - (realized/unrealized):
Included in earnings	-	-	(323)	9
Balance, at the end of period	$-	$-	$168	$133

	Securities Available-for-Sale		Derivative and Forward Loan Sales Commitments, Net
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

(Dollars in thousands)
Balance, at beginning of period	$-	$42	$488	$(44)
Paydowns	-	(42)	-	-
Total (loss) gain - (realized/unrealized):
Included in earnings	-	-	(320)	177
Balance, at the end of period	$-	$-	$168	$133

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at September 30, 2013:

			Significant		Weighted Average
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Inputs

Derivative and forward loan sales commitments, net	$168	Discounted cash flows	embedded servicing value	1.25%	1.25%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2013			December 31, 2012
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$40,944	$-	$-	$35,908
Other real estate owned	-	-	282	-	-	549

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

Impaired Loans:  Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with FASB ASC 310-10 when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions.  Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Any impaired loan for which no specific valuation allowance was necessary at September 30, 2013 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Updated appraisals are obtained at least annually for impaired loans $250,000 or greater. Management performs a quarterly review of the valuation of impaired loans and considers the current market and collateral conditions for collateral dependent loans when estimating their fair value for purposes of determining whether an allowance for loan losses is necessary for impaired loans.  When assessing the collateral coverage for an impaired loan, management discounts appraisals based upon the age of the appraisal, anticipated selling charges and any other costs needed to prepare the collateral for sale to determine its net realizable value.

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

The following table present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2013:

			Significant		Weighted Average Inputs
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

Mortgage servicing rights	$3,260	Discounted cash flows	Prepayment speed	0% - 29%	8.8%
			Discount rate	n/a	8.0%

Impaired loans	$40,944	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$282	Appraisals	Discount for costs to sell	8% - 10%	9.0%

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		September 30, 2013		December 31, 2012
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$3,002	$3,002	$3,006	$3,006
Securities available-for-sale	See previous table	120,382	120,382	138,481	138,481
Loans	Level 3	1,727,011	1,728,547	1,534,021	1,563,430
Loans held-for-sale	Level 2	5,357	5,523	9,626	9,833
Mortgage servicing rights	Level 3	2,888	3,260	1,327	1,709
Federal Home Loan Bank of Boston stock	Level 2	8,383	8,383	8,939	8,939

Financial liabilities
Deposits
Noninterest-bearing demand deposits	Level 1	278,275	278,275	247,586	247,586
NOW accounts	Level 1	339,350	339,350	227,205	227,205
Money market	Level 1	386,682	386,682	317,030	317,030
Savings accounts	Level 1	187,040	187,040	179,290	179,290
Time deposits	Level 2	359,280	361,914	359,344	363,156
FHLB advances	Level 2	104,000	105,040	128,000	130,062
Repurchase agreement borrowings	Level 2	21,000	22,281	21,000	22,819
Repurchase liabilities	Level 2	50,432	50,432	54,187	54,189

On-balance sheet derivative financial instruments
Forward loan sales commitments:
Assets	Level 3	-	-	38	38
Liabilities	Level 3	215	215	-	-
Interest rate swap derivative liability:
Assets	Level 2	4,366	4,366	8,379	8,379
Liabilities	Level 2	4,366	4,366	8,379	8,379
Derivative loan commitments:
Assets	Level 3	383	383	450	450

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

13.	Regulatory Matters

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and the Bank to maintain certain minimum ratios, as set forth below.  At September 30, 2013 and December 31, 2012, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table presents the actual capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At September 30, 2013
Total Capital (to Risk Weighted Assets)	$206,960	13.29%	$124,581	8.00%	$155,726	10.00%
Tier I Capital (to Risk Weighted Assets)	188,863	12.13	62,280	4.00	93,419	6.00
Tier I Capital (to Average Assets)	188,863	9.88	76,463	4.00	95,578	5.00
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$203,344	14.44%	$112,656	8.00%	$140,820	10.00%
Tier I Capital (to Risk Weighted Assets)	185,743	13.19	56,328	4.00	84,493	6.00
Tier I Capital (to Average Assets)	185,743	10.44	71,166	4.00	88,957	5.00

First Connecticut Bancorp, Inc.:
At September 30, 2013
Total Capital (to Risk Weighted Assets)	$251,385	16.12%	$124,757	8.00%	$155,946	10.00%
Tier I Capital (to Risk Weighted Assets)	233,288	14.96	62,376	4.00	93,565	6.00
Tier I Capital (to Average Assets)	233,288	12.18	76,613	4.00	95,767	5.00
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$264,987	18.78%	$112,881	8.00%	$141,101	10.00%
Tier I Capital (to Risk Weighted Assets)	247,364	17.53	56,444	4.00	84,665	6.00
Tier I Capital (to Average Assets)	247,364	13.88	71,286	4.00	89,108	5.00

14.	Legal Actions

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

General

Established in 1851, Farmington Bank is a full-service, community bank with 21 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut.  Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across central Connecticut.

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

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development and residential subdivision construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and nine months ended September 30, 2013.

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

Construction loans – Loans in this segment include commercial construction loans, real estate subdivision development loans to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. In addition, construction subdivision loans and commercial and residential construction loans to contractors and developers entail additional risks as compared to single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. Real estate subdivision development loans to developers, licensed contractors and builders are generally speculative real estate development loans for which payment is derived from sale of the property. Credit risk may be affected by cost overruns, time to sell at an adequate price, and market conditions. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Residential construction credit quality may be impacted by the overall health of the economy, including unemployment rates and housing prices.

Installment, Collateral, Demand and Revolving Credit – Loans in these segments include installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. Excluding collateral loans which are fully collateralized by a deposit account, repayment for loans in these segments is dependent on the credit quality of the individual borrower.

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

Resort – Loans in this segment include loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 87% of the resort portfolio at September 30, 2013, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted consumer notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The Company has exited the resort financing market with a residual portfolio remaining.

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

During 2013, we have started to see a slight improvement in the real estate markets and the overall economic conditions which have led to an improvement in collateral values and cash flows of borrowers.  The stabilization of these economic conditions have led to improvements in charge-offs, delinquencies and non-performing loans and improved valuations for the Company’s impaired loans as of September 30, 2013.  The economy is still uncertain.  If the current trend reverses itself, it could impact significant estimates such as the allowance for loan losses and the effect could be material.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2013 and December 31, 2012, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.

Income Taxes: The Company uses the estimated annual effective tax rate method in computing its interim tax provision.  Under this method, items deemed to be unusual or infrequent or that cannot be reliably estimated, are excluded from the annual effective tax rate calculation and are treated discretely in the period the item is reported.

In accordance with the asset and liability method of accounting for income taxes, deferred taxes and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities using enacted tax rates.   A valuation allowance is established when it is more likely than not that deferred tax assets will not be realized.

The following table provides a comparative summary of the income tax provision and effective tax rate on continuing operations for the three and nine months ended September 30, 2013 and 2012:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Provision (benefit) for income taxes	$292	$(519)	$819	$91
Effective tax rate on continuing operations	24.5%	32.7%	24.6%	10.8%

The rate differs from the statutory rate of 34.0% primarily due to the tax effects associated with bank-owned life insurance,  the employee stock ownership plan, dividends received and tax-exempt income.  Discrete items had a nominal impact on the effective tax rate on pretax income from continuing operations for the periods presented.

The Company has a charitable contribution carryforward of $7.0 million which expires on December 31, 2016.  The deduction for charitable contributions is subject to limitation under the Internal Revenue Code.   The Company expects to fully utilize the charitable contribution carryforward based on the generation of future taxable income and tax planning strategies.  The Company continues to assess the realization of this deferred tax asset on a quarterly basis.  A change in expected future taxable income or tax planning strategies may require a valuation allowance at a future date.

During 2012, an examination by the Internal Revenue Service for the year 2011 was completed and an unrecognized tax benefit of $984,000 was reversed upon payment.   The effective tax rate on continuing operations included a nominal tax benefit from the settlement of the examination that was treated as a discrete item.

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

Earnings Per Share: Basic net earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed in a manner similar to basic net earnings (loss) per share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Unvested restricted stock are participating securities and are considered outstanding and included in the weighted-average number of shares outstanding for purposes of calculating both basic and diluted earnings per common share since the shares participate in dividends and the right to dividends are non-forfeitable.  Losses are not allocated to participating securities since there is not a contractual obligation to participate in the net loss.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings (loss) per share.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Our total assets increased $169.3 million or 9.3% at September 30, 2013 to $2.0 billion compared to December 31, 2012 reflecting a $192.3 million increase in loans offset by a $17.9 million decrease in securities available for sale.  Deposits increased $220.2 million and FHLB advances decreased $24.0 million.

Our investment portfolio totaled $123.4 million or 6.2% of total assets, and $141.2 million or 7.7% of total assets at September 30, 2013 and December 31, 2012, respectively. Available-for-sale investment securities totaled $120.4 million at September 30, 2013 compared to $138.2 million at December 31, 2012.  Securities held-to-maturity totaled $3.0 million at September 30, 2013 and December 31, 2012.  The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

The net unrealized gains on securities available-for-sale, on a pre-tax basis, decreased by $632,000 to $71,000 at September 30, 2013 compared to December 31, 2012.  As of September 30, 2013 and December 31, 2012, our available-for-sale investment securities portfolio gross unrealized losses equaled $551,000 and $345,000, respectively, of which $406,000 and $336,000, respectively, were from securities that had been in a loss position of twelve months or more. Management has no intent to sell nor is it more likely than not that Management will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

Net loans increased $192.4 million or 12.7% at September 30, 2013 to $1.7 billion compared to December 31, 2012 primarily driven by increases in the commercial real estate, commercial construction and residential loan segments which, combined, increased $216.7 million, offset by a $21.4 million decrease in resort loans as we continue to exit the resort financing market.  At September 30, 2013 and December 31, 2012, respectively, the loan portfolio consisted of $674.8 million and $621.0 million in residential real estate loans, $585.6 million and $473.8 million in commercial real estate loans, $90.0 million and $64.4 million in construction loans, $213.1 million and $192.2 million in commercial loans, $147.0 million and $142.5 million in home equity lines of credit, $9.8 million and $31.2 million in resort loans and $6.6 million and $8.9 million in installment, collateral, demand and revolving credit loans.

The allowance for loan losses increased $449,000 or 2.6% to $17.7 million at September 30, 2013 from $17.2 million at December 31, 2012.  Impaired loans increased $5.7 million to $42.6 million at September 30, 2013 from $36.9 million at December 31, 2012.  Non-accrual loans increased $105,000 to $13.9 million at September 30, 2013 compared to $13.8 million at December 31, 2012.  At September 30, 2013, the allowance for loan losses represented 1.02% of total loans and 127.30% of non-performing loans, compared to 1.12% of total loans and 125.01% of non-performing loans as of December 31, 2012. Net charge-offs for the nine months ended September 30, 2013 were $421,000 or 0.04% (annualized), compared to net charge-offs for the nine months ended September 30, 2012 of $678,000 or 0.07% (annualized) of average loans outstanding.  Loan delinquencies 30 days and greater decreased $2.0 million to $15.0 million at September 30, 2013 compared to December 31, 2012 driven largely by decreases in delinquencies in the residential portfolio.

Deposits increased $220.2 million or 16.5% at September 30, 2013 compared to December 31, 2012, primarily due to continued growth in checking accounts, municipal deposits and branch openings.  Checking accounts grew by 11.4% or 3,976 net new accounts for the nine months ended September 30, 2013.

Federal Home Loan Bank of Boston advances decreased $24.0 million to $104.0 million, primarily due to a decrease in overnight borrowings at September 30, 2013 compared to December 31, 2012.

Stockholders’ equity decreased $14.0 million to $227.5 million compared to December 31, 2013 primarily due to the $18.2 million repurchase of common stock at an average stock price of $14.47 offset by $2.5 million in net income.  The Company paid cash dividends totaling $1.5 million or $0.09 per share as of September 30, 2013.  On May 30, 2013, the Company completed the repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock.  During the three months ended September 30, 2013, the Company has repurchased 317,885 shares at an average price per share of $14.25 at a cost of $4.5 million.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

Summary of Operating Results for the Three Months Ended September 30, 2013 and 2012

The following discussion provides a summary and comparison of our operating results for the three months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Net interest income	$13,283	$13,387	$(104)	(0.8)%
Provision for loan losses	215	215	-	-
Noninterest income	2,235	2,145	90	4.2
Noninterest expense	14,110	16,905	(2,795)	(16.5)
Income (loss) before taxes	1,193	(1,588)	2,781	175.1
Income tax (benefit) expense	292	(519)	811	156.3
Net income (loss)	$901	$(1,069)	$1,970	184.3%

For the quarter ended September 30, 2013, net income increased by $2.0 million to $901,000 compared to a net loss of $1.1 million for the quarter ended September 30, 2012. The increase in net income was driven by a decrease in noninterest expense due to expense related to our 2012 Stock Incentive Plan (the “Plan”) implemented in August 2012 and a loss recognized on the sale of non-strategic property for the quarter ended September 30, 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

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

Interest Income: For the quarter ended September 30, 2013, interest and dividend income remained flat at $15.8 million compared to the quarter ended September 30, 2012, primarily due to an increase in interest income in the commercial and residential portfolios driven by increased loan originations in the period offset by a $759,000 decrease in interest income on the resort loan portfolio as we continue our planned exit of the resort financing market and a $167,000 decrease in investment income.  The yield on average interest-earning assets decreased 36 basis points to 3.50% for the quarter ended September 30, 2013 from 3.86% for the quarter ended September 30, 2012.  The decline was due to a 43 basis points decrease in the yield on total average net loans to 3.75% offset by a $188.3 million or 12.9% increase in total average net loans and a 43 basis points decrease in securities to 0.65% as a result of maturing, called and prepaying securities being replaced by lower yielding securities compared to the quarter ended September 30, 2012.

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

	For The Three Months Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,648,948	$15,580	3.75%	$1,460,686	$15,387	4.18%
Securities	131,602	216	0.65%	141,367	380	1.07%
Federal Home Loan Bank of Boston stock	8,383	8	0.38%	7,671	10	0.52%
Federal funds and other earning assets	3,288	2	0.24%	10,317	3	0.12%
Total interest-earning assets	1,792,221	15,806	3.50%	1,620,041	15,780	3.86%
Noninterest-earning assets	122,566			116,100
Total assets	$1,914,787			$1,736,141

Interest-bearing liabilities:
NOW accounts	$303,882	$180	0.24%	$207,763	$100	0.19%
Money market	371,614	794	0.85%	280,572	498	0.70%
Savings accounts	185,732	79	0.17%	172,494	67	0.15%
Certificates of deposit	356,994	861	0.96%	361,648	979	1.07%
Total interest-bearing deposits	1,218,222	1,914	0.62%	1,022,477	1,644	0.64%
Federal Home Loan Bank of Boston advances	74,101	383	2.05%	112,850	499	1.75%
Repurchase agreement borrowings	21,000	181	3.42%	21,000	179	3.38%
Repurchase liabilities	57,187	45	0.31%	73,268	71	0.38%
Total interest-bearing liabilities	1,370,510	2,523	0.73%	1,229,595	2,393	0.77%
Noninterest-bearing deposits	272,621			216,205
Other noninterest-bearing liabilities	39,810			43,965
Total liabilities	1,682,941			1,489,765
Stockholders’ equity	231,846			246,376
Total liabilities and stockholders’ equity	$1,914,787			$1,736,141

Net interest income		$13,283			$13,387
Net interest rate spread (1)			2.77%			3.09%
Net interest-earning assets (2)	$421,711			$390,446
Net interest margin (3)			2.94%			3.28%
Average interest-earning assets to average interest-bearing liabilities		130.77%			131.75%

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

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$953	$(760)	$193
Investment securities	(23)	(141)	(164)
Federal Home Loan Bank of Boston stock	1	(3)	(2)
Federal funds and other interest-earning assets	2	(3)	(1)
Total interest-earning assets	933	(907)	26

Interest-bearing liabilities:
NOW accounts	52	28	80
Money market	182	114	296
Savings accounts	12	-	12
Certificates of deposit	(13)	(105)	(118)
Total interest-bearing deposits	233	37	270
Advances from the Federal Home Loan Bank	(208)	92	(116)
Repurchase agreement borrowing	-	2	2
Repurchase liabilities	(10)	(16)	(26)
Total interest-bearing liabilities	15	115	130
(Decrease) increase in net interest income	$918	$(1,022)	$(104)

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $13.3 million for the quarter ended September 30, 2013, compared to $13.4 million for the quarter ended September 30, 2012.  The slight decrease in net interest income was primarily due to a decrease in interest income on the resort loan portfolio as we continue our planned exit of the resort financing market and a $167,000 decrease in investment income offset by an increase in interest income in the commercial and residential portfolios driven by increased loan originations in the period.  Resort loan interest income was $156,000 and $915,000 for the three months ended September 30, 2013 and 2012, respectively.  The yield on average interest-earning assets decreased 36 basis points to 3.50% for the quarter ended September 30, 2013 from 3.86% for the quarter ended September 30, 2012.  The decline was due to a 43 basis points decrease in the yield on total average net loans to 3.75% offset by a $188.3 million or 12.9% increase in total average net loans and a 43 basis points decrease in securities to 0.65% as a result of maturing, called and prepaying securities being replaced by lower yielding securities compared to the quarter ended September 30, 2012.  The cost of average interest-earning liabilities decreased 4 basis points to 0.73% for the quarter ended September 30, 2013 reflecting lower funding costs.  Net interest margin decreased 34 basis points to 2.94% for the quarter ended September 30, 2013 compared to 3.28% for the quarter ended September 30, 2012 due to a low rate environment and a $39.9 million decline in the resort loan portfolio.

Interest Expense: Interest expense for the quarter ended September 30, 2013 increased $130,000 or 5.4% to $2.5 million from $2.4 million for the quarter ended September 30, 2012.  The increase in interest expense resulted primarily from a $140.9 million increase in the average balance of interest-bearing liabilities offset by a 4 basis point decline in the average cost of interest-bearing liabilities to 0.73% for the quarter ended September 30, 2013 from 0.77% for the quarter ended September 30, 2012.   The average balance of certificates of deposit decreased $4.7 million compared to the prior year quarter with a decrease in yield of 11 basis points to 0.96% for the three months ended September 30, 2013.

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determines to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loan losses needed to current operations. The assessment considers historical loss experience, historical and current delinquency statistics, the loan portfolio segment and the amount of loans in the loan portfolio, the financial strength of the borrowers, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other credit quality indicators.  Although the commercial real estate (“CRE”) portfolio grew a net $52.0 million during the three months ended September 30, 2013, the CRE provision decreased for the quarter due to improving asset quality indicators including improvements in the CRE weighted average risk rating, a decrease in CRE delinquencies to total loans and an increase in the percent of current criticized/classified CRE loans.

Management recorded a provision for loan losses of $215,000 for the quarters ended September 30, 2013 and 2012.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

At September 30, 2013, the allowance for loan losses totaled $17.7 million, or 1.02% of total loans and 127.3% of non-accrual loans, compared to an allowance for loan losses of $17.2 million which represented 1.12% of total loans and 125.01% of non-accrual loans at December 31, 2012.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance, net gain on loans sold and mortgage banking income.

The following table summarizes noninterest income for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,230	$950	$280	29.5%
Net gain on sales of investments	304	-	304	100.0
Net gain on loans sold	625	687	(62)	(9.0)
Brokerage and insurance fee income	37	34	3	8.8
Bank owned life insurance income	303	326	(23)	(7.1)
Other	(264)	148	(412)	(278.4)
Total noninterest income	$2,235	$2,145	$90	4.2%

Non-interest income increased $90,000 to $2.2 million for the three months ended September 30, 2013 compared to the same period in the prior year.  Fees for customer services increased $280,000 or 29.5% driven by increased volume due to deposit growth.  The Company recognized a $304,000 gain on sales of investments.  Gain on sale of fixed-rate residential mortgage loans decreased $62,000 to $625,000 compared to $687,000 for the quarter ended September 30, 2012 due to an overall decrease in volume and compressed margins in our secondary market residential lending program.  Other income decreased $412,000 primarily due to a $331,000 decrease in mortgage banking derivatives and a $95,000 increase in amortization of mortgage servicing rights.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$8,571	$10,243	$(1,672)	(16.3)%
Occupancy expense	1,175	1,108	67	6.0
Furniture and equipment expense	998	1,120	(122)	(10.9)
FDIC assessment	341	255	86	33.7
Marketing	423	509	(86)	(16.9)
Other operating expenses	2,602	3,670	(1,068)	(29.1)
Total noninterest expense	$14,110	$16,905	$(2,795)	(16.5)%

Non-interest expense decreased $2.8 million or 16.5% to $14.1 million for the three months ended September 30, 2013 compared to $16.9 million in the same period in the prior year  primarily due to recognizing $3.0 million in stock compensation expense in the third quarter of 2012 related to the implementation of the 2012 Stock Incentive Plan (the “Plan”).  Salaries and employee benefits decreased $1.7 million primarily due to stock compensation expense related the Plan, excluding the stock compensation expense related to the Plan, salaries and benefits remained relatively flat.  Furniture and equipment expense decreased $122,000 to $998,000 for the quarter ended September 30, 2013 primarily due to software maintenance contracts not being renewed as part of our core banking system conversion which was completed in May 2013.  Marketing decreased $86,000 to $423,000 for the quarter ended September 30, 2013 due to general expense control initiatives.  Other operating expenses decreased $1.1 million to $2.6 million compared to $3.7 million for the quarter ended September 30, 2012.  The increase was primarily due to both the initial vesting of directors’ stock compensation expense related to the Plan and a $394,000 loss on the sale of non-strategic properties in the third quarter of 2012.

Income Tax Expense: Income taxes increased $811,000 to a tax expense of $292,000 in the third quarter of 2013 compared to a tax benefit of $519,000 in the third quarter of 2012.

Summary of Operating Results for the Nine Months Ended September 30, 2013 and 2012

The following discussion provides a summary and comparison of our operating results for the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Net interest income	$38,822	$39,140	$(318)	(0.8)%
Provision for loan losses	870	1,065	(195)	(18.3)
Noninterest income	8,747	5,436	3,311	60.9
Noninterest expense	43,364	42,667	697	1.6
Income before taxes	3,335	844	2,491	295.1
Income tax expense	819	91	728	800.0
Net income	$2,516	$753	$1,763	234.1%

For the nine months ended September 30, 2013, net income increased by $1.8 million to a net income of $2.5 million compared to a net income of $753,000 for the nine months ended September 30, 2012. The increase in net income was driven by an increase in noninterest income due to an increase in volume of our secondary market residential lending program offset by increases in noninterest expense and income tax expense.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

Interest Income: For the nine months ended September 30, 2013, interest and dividend income decreased slightly to $46.2 million from $46.4 million for the nine months ended September 30, 2012, primarily due to a $2.3 million decrease in resort income as we continue our planned exit of the resort financing market and a $164,000 decrease in investment income offset by an increase in interest income in the commercial and residential portfolios driven by increased loan originations.  Resort loan income was $721,000 and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The yield on average interest-earning assets decreased 37 basis points to 3.58% for the nine months ended September 30, 2013 from 3.95% for the nine months ended September 30, 2012.  The decline was due to a 52 basis points decrease in the yield on total average net loans to 3.84% offset by a $204.3 million or 14.8% increase in total average net loans and a 39 basis points decrease in securities to 0.73% as a result securities being called, maturing or prepaying and being replaced by lower yielding securities compared to the nine months ended September 30, 2012.

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

	For The Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,583,569	$45,467	3.84%	$1,379,256	$45,127	4.36%
Securities	124,507	684	0.73%	134,943	1,135	1.12%
Federal Home Loan Bank of Boston stock	8,524	25	0.39%	7,393	28	0.50%
Federal funds and other earning assets	9,513	13	0.18%	41,579	63	0.20%
Total interest-earning assets	1,726,113	46,189	3.58%	1,563,171	46,353	3.95%
Noninterest-earning assets	121,440			116,811
Total assets	$1,847,553			$1,679,982

Interest-bearing liabilities:
NOW accounts	$268,482	$466	0.23%	$205,776	$272	0.18%
Money market	354,291	2,105	0.79%	271,051	1,530	0.75%
Savings accounts	180,490	237	0.18%	169,491	192	0.15%
Certificates of deposit	355,934	2,638	0.99%	370,514	3,048	1.10%
Total interest-bearing deposits	1,159,197	5,446	0.63%	1,016,832	5,042	0.66%
Federal Home Loan Bank of Boston advances	74,386	1,253	2.25%	79,708	1,442	2.41%
Repurchase agreement borrowings	21,000	532	3.39%	21,000	540	3.43%
Repurchase liabilities	53,106	136	0.34%	64,864	189	0.39%
Total interest-bearing liabilities	1,307,689	7,367	0.75%	1,182,404	7,213	0.81%
Noninterest-bearing deposits	256,830			207,456
Other noninterest-bearing liabilities	45,931			40,404
Total liabilities	1,610,450			1,430,264
Stockholders’ equity	237,103			249,718
Total liabilities and stockholders’ equity	$1,847,553			$1,679,982

Net interest income		$38,822			$39,140
Net interest rate spread (1)			2.83%			3.14%
Net interest-earning assets (2)	$418,424			$380,767
Net interest margin (3)			3.01%			3.34%
Average interest-earning assets to average interest-bearing liabilities
		132.00%			132.20%

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

	Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$1,780	$(1,440)	$340
Investment securities	(75)	(376)	(451)
Federal Home Loan Bank of Boston stock	7	(10)	(3)
Federal funds and other interest-earning assets	(45)	(5)	(50)
Total interest-earning assets	1,667	(1,831)	(164)

Interest-bearing liabilities:
NOW accounts	102	92	194
Money market	496	79	575
Savings accounts	45	-	45
Certificates of deposit	(117)	(293)	(410)
Total interest-bearing deposits	526	(122)	404
Advances from the Federal Home Loan Bank	(106)	(83)	(189)
Repurchase agreement borrowing	-	(8)	(8)
Repurchase liabilities	(53)	-	(53)
Total interest-bearing liabilities	367	(213)	154
(Decrease) increase in net interest income	$1,300	$(1,618)	$(318)

Net Interest Income:  Net interest income before the provision for loan losses was $38.8 million for the nine months ended September 30, 2013, compared to $39.1 million for the nine months ended September 30, 2012.  The slight decrease in net interest income was primarily due to a $2.3 million decrease in interest income on the resort loan portfolio as we continue our planned exit of the resort financing market and a $164,000 decrease in investment income offset by an increase interest income on mortgage loans driven by an increase in loan originations in the commercial and residential portfolios during the period.  Resort loan interest income was $721,000 and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The yield on average interest-earning assets decreased 37 basis points to 3.58% for the nine months ended September 30, 2013 from 3.95% for the nine months ended September 30, 2012.  The decline was due to a 52 basis points decrease in the yield on total average net loans to 3.84% offset by a $204.3 million or 14.8% increase in total average net loans and a 39 basis points decrease in securities to 0.73% as a result of maturing securities being replaced by lower yielding securities compared to the nine months ended September 30, 2012.  The cost of average interest-earning liabilities decreased 6 basis points to 0.75% for the nine months ended September 30, 2013 reflecting lower funding costs.  Net interest margin decreased 33 basis points to 3.01% for the nine months ended September 30, 2013 compared to 3.34% for the nine months ended September 30, 2012 due to the low rate environment and a $39.9 million decline in the resort loan portfolio.

Interest Expense: Interest expense for the nine months ended September 30, 2013 increased slightly to $7.4 million compared to $7.2 million for the nine months ended September 30, 2012.  The cost of interest-bearing liabilities decreased 6 basis points to 0.75% for the nine months ended September 30, 2013.  Time deposit interest expense decreased $410,000 due to an 11 basis point decrease in the yield to 0.99% offset by increases in NOW and money market interest expense of $194,000 and $575,000, respectively, due to increases in average balances for the nine months ended September 30, 2013 compared to the same period in the prior year.  Interest expense related to advances from the Federal Home Loan Bank of Boston and Repurchase liabilities decreased $189,000 or 16 basis points and $53,000 or 5 basis points, respectively compared to the same period in the prior year.

Provision for Loan Losses:  Management recorded a provision for loan losses of $870,000 for the nine months ended September 30, 2013 compared to $1.2 million for the nine months ended September 30, 2012.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.

At September 30, 2013, the allowance for loan losses represented 1.02% of total loans and 127.30% of non-performing loans, compared to 1.12% of total loans and 125.01% of non-performing loans as of December 31, 2012. Net charge-offs for the nine months ended September 30, 2013 were $421,000 or 0.04% (annualized), compared to net charge-offs for the nine months ended September 30, 2012 of $678,000 or 0.07% (annualized) of average loans outstanding.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, brokerage and insurance fees, bank-owned life insurance and mortgage banking income.

The following table summarizes noninterest income for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$3,309	$2,666	$643	24.1%
Net gain on sales of investments	340	-	340	100.0
Net gain on loans sold	4,244	1,216	3,028	249.0
Brokerage and insurance fee income	110	91	19	20.9
Bank owned life insurance income	1,015	966	49	5.1
Other	(271)	497	(768)	(154.5)
Total noninterest income	$8,747	$5,436	$3,311	60.9%

Non-interest income increased $3.3 million or 60.9% to $8.7 million for the nine months ended September 30, 2013 compared to the same period in the prior year.  Fees for customer services increased $643,000 or 24.1% driven by increased volume due to deposit growth.  The Company recognized a $340,000 net gain on sales of investments.  Gain on sale of fixed-rate residential mortgage loans increased $3.0 million to $4.2 million compared to $1.2 million for the nine months ended September 30, 2012 due to an expansion in our secondary market residential lending program.  Other income decreased $768,000 primarily due to a $495,000 decrease in mortgage banking derivatives and a $279,000 increase in amortization of mortgage servicing rights due to an increase in loan volume.

Noninterest Expense: The following table summarizes noninterest expense for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$26,160	$25,286	$874	3.5%
Occupancy expense	3,541	3,396	145	4.3
Furniture and equipment expense	3,115	3,331	(216)	(6.5)
FDIC assessment	943	828	115	13.9
Marketing	1,627	1,868	(241)	(12.9)
Other operating expenses	7,978	7,958	20	0.3
Total noninterest expense	$43,364	$42,667	$697	1.6%

Non-interest expense increased $697,000 or 1.6% to $43.4 million for the nine months ended September 30, 2013 compared to $42.7 million in the same period in the prior year. Salaries and employee benefits increased $874,000, primarily due to increases in compensation and other salary related costs to support our strategic growth reflective of an increase in headcount and a $633,000 stock compensation expense related to the accelerated vesting of stock compensation due to the passing of a key executive partially offset by a decrease in pension expense of $570,000 as the pension plans were frozen at the end of 2012.  Furniture and equipment expense decreased $216,000 to $3.1 million for the nine months ended September 30, 2013 primarily due to software maintenance contracts not being renewed as part of our core banking system conversion which was completed in May 2013.  Marketing decreased $241,000 to $1.6 million and other operating expenses remained flat for the nine months ended September 30, 2013 due to general expense control initiatives.

Income Tax Expense: Income taxes increased $728,000 to $819,000 for the nine months ended September 30, 2013 from $91,000 for the nine months ended September 30, 2012.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2013, $50.3 million of our assets were invested in cash and cash equivalents compared to $50.6 million at December 31, 2012. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the nine months ended September 30, 2013 and 2012, loan originations and purchases, net of collected principal and loan sales, totaled $193.7 million and $191.8 million, respectively.  Cash received from the sales and maturities of investment securities totaled $233.6 million and $243.6 million for the nine months ended September 30, 2013 and 2012, respectively.  We purchased $216.0 million and $234.0 million of available-for-sale investment securities during the nine months ended September 30, 2013 and 2012, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At September 30, 2013, we had $104.0 million in advances from the FHLBB and an additional available borrowing limit of $312.5 million, compared to $128.0 million in advances and an additional available borrowing limit of $294.3 million at December 31, 2012, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $498.0 million and $455.7 million at September 30, 2013 and December 31, 2012, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at September 30, 2013.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $82.1 million on an overnight basis as of September 30, 2013. The funding arrangement was collateralized by $127.3 million in pledged commercial real estate loans as of September 30, 2013.

We had outstanding commitments to originate loans of $71.9 million and $14.8 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $382.3 million and $355.0 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, time deposits scheduled to mature in less than one year totaled $244.4 million and $239.8 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $82.1 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

At September 30, 2013, income at risk (i.e., the change in net interest income) increased 5.53% and 3.71% and decreased 4.90% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. At December 31, 2012, income at risk (i.e., the change in net interest income) increased 7.3% and 6.2% and decreased 4.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively, respectively.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the years presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At September 30, 2013	At December 31, 2012
300 basis point increase	5.53%	7.31%
400 basis point increase	3.71%	6.23%
100 basis point decrease	(4.90)%	(4.89)%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors
There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 18, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending September 30, 2013, the Company made the following repurchases of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	17,022	$14.06	18,022	1,658,430
August 1-31, 2013	123,903	14.42	141,925	1,534,527
September 1-30, 2013	176,960	14.15	318,885	1,357,567

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

3.2.1	Amended and Restated Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2.1 to the Form 8-K filed for the Company on October 29, 2013, and incorporated herein by reference).

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

67

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

FIRST CONNECTICUT BANCORP, INC.

Date: November 12, 2013	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: November 12, 2013	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: November 12, 2013	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer

