Form 10-K
period 2013-12-31
First Connecticut Bancorp, Inc.
filed 2014-03-17
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from________ to ________

Commission File No. 333-171913

First Connecticut Bancorp, Inc.
(Exact name of Registrant as Specified in its Charter)

Maryland	45-1496206
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

One Farm Glen Boulevard, Farmington, CT	06032
(Address of Principal Executive Office)	(Zip Code)

(860) 676-4600
(Registrant’s Telephone Number including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 28, 2013 was approximately $222.1 million.

As of March 3, 2014, there were outstanding 16,710,351 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III) expected to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2013, are incorporated herein by reference.

First Connecticut Bancorp, Inc.

Form 10-K Table of Contents

December 31, 2013

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

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc. (“First Connecticut Bancorp”, “FCB” or the “Company”) is a Maryland-chartered stock holding company that owns 100% of the common stock of Farmington Bank (“Bank”).  At December 31, 2013, the Company had, on a consolidated basis, $2.1 billion in assets, of which $1.8 billion were in loans, $1.5 billion in deposits and stockholders’ equity of $232.2 million.

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

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock.  As of December 31, 2013, the Company has repurchased 367,470 of these shares at a cost of $5.3 million.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

On September 5, 2012, the Company registered 2,503,228 shares to be reserved for issuance to the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan.

Farmington Bank

Farmington Bank, established in 1851, is a full-service, community bank with 22 full service branch offices and 4 limited service offices located throughout Hartford County, Connecticut. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across Central Connecticut. Farmington Bank is regulated by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). Farmington Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the FDIC. Farmington Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Farmington Bank is the wholly-owned subsidiary of First Connecticut Bancorp.

The executive office of the Company is located at One Farm Glen Boulevard, Farmington, Connecticut, 06032.

Farmington Bank’s website (www.farmingtonbankct.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission, including copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, as well as ownership reports on Forms 3, 4 and 5 filed by the Company’s directors and executive officers. Copies may also be obtained, without charge, by written request to First Connecticut Bancorp, Inc. Investor Relations, One Farm Glen Boulevard, Farmington, Connecticut, 06032, Attention: Jennifer Daukas or send an email to: investor-relations@firstconnecticutbancorp.com.  Information on our website is not part of this Annual Report on Form 10-K.

Market Area

We operate in a primarily suburban market area that has a stable population and household base. All of our current offices are in Hartford County, Connecticut. Our primary market area is Central Connecticut. Our main office is in Farmington, Connecticut and is approximately ten miles from the City of Hartford, Connecticut. Hartford County has a mix of industry groups and employment sectors including insurance, health services, finance, manufacturing, not-for-profit, education, government and technology. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our lending area is broader than our deposit market area and includes, in addition to Hartford County, other areas of Connecticut. In certain circumstances, we will make loans outside the State of Connecticut.  During 2013, we opened two new branch offices in East Hartford, CT and Newington, CT and our 22nd branch office in Rocky Hill, CT in January, 2014. The opening of the Rocky Hill branch office completes our strategic de novo branch expansion.

Based on the most recent data available from the Federal Deposit Insurance Corporation “FDIC” as of June 30, 2013, we possess a 4.43% deposit market share in Hartford County. Our market share rank is 5th out of 27 financial institutions.

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

The resulting overall loan portfolio performance has been strong with growth of 18.4% in 2013, 17.4% in 2012, 11.4% in 2011, and 11.6% in 2010.  Our total loans at December 31, 2013 increased by $282.3 million or 18.4% from December 31, 2012 primarily due to increases in residential and commercial real estate loans, commercial loans and home equity lines of credit.  This growth was achieved despite resort loans decreasing $29.9 million or 96% for the year ended December 31, 2013 as we completed our planned exit of the resort financing market during 2013.  In addition, our commercial business loans grew $59.8 million or 31.1% from December 31, 2011 to December 31, 2012.

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

The following table sets forth the composition of our loan portfolio by type of loans at the dates indicated:

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:	(Dollars in Thousands)
Residential	$693,046	38.2%	$620,991	40.5%	$503,361	38.4%	$453,557	38.6%	$446,880	42.4%
Commercial	633,764	34.9%	473,788	30.9%	408,169	31.2%	361,838	30.8%	265,515	25.2%
Construction(1)	78,191	4.3%	64,362	4.2%	46,381	3.5%	46,623	4.0%	68,704	6.5%
Installment	4,516	0.2%	6,719	0.4%	10,333	0.8%	12,597	1.1%	16,423	1.6%
Commercial	252,032	13.9%	192,210	12.6%	154,300	11.8%	112,535	9.6%	104,476	9.9%
Collateral	1,600	0.1%	2,086	0.1%	2,348	0.2%	1,941	0.1%	2,486	0.2%
Home equity line of credit	151,606	8.3%	142,543	9.3%	109,771	8.4%	81,837	7.0%	66,658	6.3%
Demand	85	*	25	*	41	*	227	*	415	*
Revolving Credit	94	*	65	*	90	*	84	*	75	*
Resort	1,374	0.1%	31,232	2.0%	75,363	5.7%	105,215	8.8%	82,794	7.9%
Total loans	1,816,308	100.0%	1,534,021	100.0%	1,310,157	100.0%	1,176,454	100.0%	1,054,426	100.0%

Allowance for loan losses	(18,314)		(17,229)		(17,533)		(20,734)		(16,316)
Net deferred loan costs	2,993		3,378		2,553		2,197		1,885
Loans, net	$1,800,987		$1,520,170		$1,295,177		$1,157,917		$1,039,995

* Less than 0.1%
(1)  Construction loans include commercial and residential construction loans and are reported net of undisbursed construction loans of $64.6 million as of December 31, 2013.

Major loan customers:  Our five largest lending relationships are with commercial borrowers with loans totaling $75.4 million or 4.2% of our total loan portfolio outstanding as of December 31, 2013.  Loan commitments to these borrowers totaled $111 million for the same period.  These relationships and commitments consist of the following:

1.
$27.5 million relationship, $19.5 million is outstanding, consisting of commercial mortgages on five distinct properties extended to a well-known local developer for the refinancing of a medical office building located in Plainville, CT; construction of a single tenant office building now in its permanent phase which houses the corporate headquarters of a regional medical insurance company; financing for  the purchase of a 78 unit apartment complex in Bristol, CT; construction of a medical office building in Plainville, CT; and financing for the purchase of a single family investment property in Farmington, CT.  This relationship also includes a working capital line of credit for payment and performance bonding.

2.
$21.9 million relationship, $21.9 million is outstanding, consisting of commercial mortgages on two distinct properties extended to a well-known local developer for the refinancing of two apartment complexes totaling 168 units located in Vernon, CT, and for the refinancing of a 220 unit apartment complex in East Windsor, CT.

3.	$21.6 million direct purchase bond loan to a private university in Rhode Island to refinance the University’s existing bonds and to fund costs associated with the refinance.

4.
$20.0 million revolving warehouse line of credit, $6.9 million is outstanding, to a privately held mortgage company to fund conforming, pre-approved first residential mortgages which are then sold to secondary market investors.

5.
$20.0 million revolving warehouse line of credit, $5.5 million is outstanding, to a privately held mortgage company to fund conforming, pre-approved first residential mortgages which are then sold to secondary market investors.

All of the credit facilities extended to the five largest borrowers as of December 31, 2013 are current and performing in accordance with their respective terms.

Real Estate Loans:

Residential Real Estate Loans: One of our primary lending activities consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Hartford County and surrounding counties in Connecticut. Of the $693.0 million and $621.0 million of residential loans outstanding at December 31, 2013 and 2012, respectively, $455.4 million and $413.7 million are fixed-rate loans. Generally, residential real estate loans are originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. We usually do not make loans secured by single-family homes with loan-to-value ratios in excess of 95.0% (with the exception of Federal Housing Administration loans which allow for a 96.5% loan-to-value ratio). Fixed-rate mortgage loans generally are originated for terms of 7, 10, 15, 20, 25 and 30 years. Typically, all fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards.

Based on the market environment for our residential mortgage originations we may sell our conforming 10, 15, 20 and 30 year fixed-rate residential mortgage loan production in the secondary market, while retaining the servicing rights. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We originated $179.6 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2013, $126.4 million of which were sold in the secondary market and we originated $237.4 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2012, $100.7 million of which were sold in the secondary market.  The loans sold meet secondary market guidelines and are subject to warranty exposure. Such exposure is mitigated by our quality control procedures and the fact that we are selling newly originated loans instead of seasoned loans in the secondary market. As of December 31, 2013, we have not been requested or required to repurchase any sold loans due to inadequate underwriting or documentation deficiencies. We have not and do not intend to originate subprime or alternative A paper (alt A) loans.

We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate that adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after a one, three, five, seven or ten - year initial fixed-rate period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6.0%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years. We originated $21.3 million and $15.6 million adjustable rate one-to-four family residential loans for the years ended December 31, 2013 and 2012, respectively.  For the years ended December 31, 2013 and 2012, we purchased $46.1 million and $19.6 in million adjustable rate mortgages, respectively.

Adjustable rate mortgage loans decrease the risks associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential real estate loans, $237.6 million and $206.8 million had adjustable rates of interest at December 31, 2013 and 2012, respectively.  Declines in real estate values and or a slowdown in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.  Our largest residential mortgage loan had a principal balance of $4.3 million at December 31, 2013, which is performing in accordance with its terms.

Commercial Real Estate Loans: We originate commercial investment real estate loans and loans on owner-occupied properties used for a variety of business purposes, including office buildings, multi-family dwellings, industrial and warehouse facilities and retail facilities. Commercial mortgage loans totaled $633.8 million and $473.8 million, or 34.9% and 30.9% of total loans, at December 31, 2013 and 2012, respectively. Our owner-occupied commercial mortgage loans constitute 24.2% of our commercial real estate portfolio and our investor-owned commercial mortgage real estate loans are 75.8% of the commercial real estate portfolio.  The investor-owned portfolio is diversified among a number of property types as shown in the following table.  Owner-occupied commercial real estate loans totaled $153.3 million and $136.7 million, or 24.2% and 28.9%, at December 31, 2013 and 2012, respectively.  Our owner-occupied commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80.0% of the appraised value of the property. Our commercial real estate loans are generally made with terms of up to 20 years, amortization schedules generally up to 25 years and interest rates that are fixed for a period of time, generally set at a margin above the FHLBB Advance rates. Variable rate options are also available, generally tied to the prime rate as published in the Wall Street Journal, or for qualifying borrowers, tied to LIBOR plus a margin.  In reaching a credit decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we also consider the terms and conditions of the leases, the credit quality of the tenants and the borrower’s global cash flow. We typically require that the properties securing our commercial real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long-term debt) of at least 1.20. Environmental reports and current appraisals are required for commercial real estate loans as governed by our written environmental and appraisal policies. Generally, a commercial real estate loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity.

A commercial real estate borrower’s financial information and various credit quality indicators are monitored on an ongoing basis by requiring the submission of periodic financial statement updates and annual tax returns and the periodic review of payment history. In addition, we typically conduct periodic face-to-face meetings with the borrower, as well as property site visits. These requirements also apply to guarantors of commercial real estate loans. Borrowers with loans secured by rental investment property are required to provide an annual report of income and expenses for such property, including a tenant rent roll and copies of leases, as applicable. The largest commercial real estate loan as of December 31, 2012 was $17.0 million of which $17.0 million was outstanding at December 31, 2013, and is performing in accordance with its terms.

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

The following table presents the amounts and percentages of commercial real estate loans held by type as of December 31, 2013 and 2012.

	2013		2012
	Amount	Percent	Amount	Percent
Type of Commercial Real Estate Loans:	(Dollars in thousands)
Owner occupied	$153,320	24.2%	$136,736	28.9%
Retail	173,847	27.4%	120,215	25.4%
Office	108,293	17.1%	67,204	14.2%
Industrial	24,281	3.8%	23,836	5.0%
Multi-family	87,414	13.8%	55,143	11.6%
Land	3,402	0.5%	6,375	1.3%
Hotel	20,738	3.3%	16,996	3.6%
Other	62,469	9.9%	47,283	10.0%
Total	$633,764	100.0%	$473,788	100.0%

Construction Loans: We offer construction loans, including commercial construction loans and real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction loans outstanding, including commercial and residential, totaled $78.2 million and $64.4 million, or 4.3% and 4.2% of total loans outstanding at December 31, 2013 and 2012, respectively.  At December 31, 2013, the unadvanced portion of these construction loans totaled $64.6 million, as compared to $61.9 million at December 31, 2012.   Our underwriting policies provide that construction loans typically be made in amounts of up to 75.0% of the appraised value of the property. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of the cost or appraised value of the improvements, whichever is less, and each project is physically inspected prior to each advance either by a loan officer or an engineer approved by us. We typically limit the number of speculative units financed by a customer, with the majority of construction advances supported by purchase contracts.

We also originate construction loans to individuals and contractors for the construction and acquisition of personal residences.  Residential construction loans outstanding totaled $9.0 million and $10.1 million at December 31, 2013 and 2012, respectively. The unadvanced portion of these construction loans totaled $2.8 million and $5.3 million at December 31, 2013 and 2012, respectively. Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner-occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80.0%. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

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

The following table presents the amounts and percentages of construction loans held by type as of December 31, 2013 and 2012.

	2013		2012
	Amount	Percent	Amount	Percent
Type of Construction Loans:	(Dollars in thousands)
Office	$26,148	33.4%	$15,881	24.7%
Multi-family	20,622	26.4%	4,335	6.7%
Residential	9,050	11.6%	10,081	15.7%
Other	6,447	8.2%	4,390	6.8%
Retail	5,969	7.6%	17,996	28.0%
Subdivision	5,377	6.9%	7,200	11.2%
Commercial owner-occupied	2,219	2.8%	848	1.2%
Subdivision speculative	1,254	1.6%	2,829	4.5%
Contract	905	1.2%	147	0.2%
Condo	200	0.3%	655	1.0%
Total	$78,191	100.0%	$64,362	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of our construction and development loans provide for the use of interest reserves, and based upon our knowledge of general industry practices, we believe that our practices related to such interest reserves are appropriate and adequate. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly we typically fund the majority of the construction period interest through loan advances. As of December 31, 2013, we are committed to advance construction period interest totaling approximately $1.1 million on construction and development loans. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2013 was approximately $73.2 million, of which $45.3 million was outstanding at December 31, 2013 and $27.8 million remained to be advanced.

As of December 31, 2013, the largest commercial construction lending relationship with a single borrower totaled $13.0 million of which $2.3 million is outstanding at December 31, 2013 and is current and performing according to its terms.

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

We had $252.0 million and $192.2 million in commercial loans at December 31, 2013 and 2012, respectively. Of the loans in our commercial loan portfolio, $21.3 million and $22.6 million were guaranteed by either the Small Business Administration, the Connecticut Development Authority or the United States Department of Agriculture at December 31, 2013 and 2012, respectively. Total commercial business loans amounted to 13.9% and 12.6% of total loans at December 31, 2013 and 2012, respectively.

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

When making commercial business loans, we consider the character and capabilities of the borrower’s management, our lending history with the borrower, the debt service capabilities of the borrower, the historical and projected cash flows of the business, the relative strength of the borrower’s balance sheet, the value and composition of the collateral and the financial strength and commitment of the guarantors, if any. Commercial loans are generally secured by a variety of collateral, including accounts receivable, inventory and equipment, and supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically advanced at a discount to the value of the loan’s collateral. We do not typically make unsecured commercial business loans greater than $100,000. As of December 31, 2013 and 2012, unsecured commercial loans totaled $1.0 million and $912,000, respectively, or less than 1.0% of total loans outstanding. Generally, a commercial loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity.

Commercial loans generally have greater credit risk than residential real estate loans. Unlike residential mortgage loans, which largely are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of a commercial business loan depends substantially on the success of the business itself. Further, any collateral securing the loan may depreciate over time, be difficult to appraise and or fluctuate in value. We seek to minimize these risks through our underwriting standards.

In an effort to both attract more sophisticated borrowers, as well as to hedge our interest rate risk associated with long-term commercial loans, we offer interest rate swaps via our correspondent banking partners. Interest rate swaps are primarily used to exchange a floating rate payment stream into a fixed-rate payment stream. The variable rates on swaps will change as market interest rates change. We will enter into swap transactions solely to limit our interest rate risk and effectively “fix” the rate for appropriate customer borrowings. We do not engage in any speculative swap transactions. Generally, swap options are offered to “pass” rated borrowers requesting long-term commercial loans or commercial mortgages in amounts of at least $1.0 million. We have established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as well as identifying internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts, and limits to single dealer counterparties). Our interest rate swap derivatives are primarily collateralized by cash. As of December 31, 2013, we have 44 mirrored swap transactions with a total current notional amount of $149.2 million.  The fair value of the interest rate swap derivative asset and liability is $3.2 million and $3.3 million, respectively, at December 31, 2013.

Our small business customers typically generate annual revenues from their businesses of up to $2.5 million and have borrowing needs of up to $500,000. We deliver and promote the delivery of small business loan products to our existing and prospective customer base by leveraging our retail branch network, including our branch managers, supplemented by a team of dedicated business development officers. Our branch managers and business development officers are fully trained to assist small business owners through the entire loan process from application to closing. We offer a streamlined process for our customers by utilizing a credit scoring system as a key part of our underwriting process, along with a standardized loan documentation package. This results in our ability to deliver quick decision-making along with cost effective loan closings to our small business customers. As a designated Small Business Administration (“SBA”) preferred lender, we are also able to offer flexible financing terms to those borrowers who otherwise would not qualify under our traditional underwriting standards. The Small Business Administration program is a cornerstone of our small business loan program. Based on the SBA 2013 fiscal year, we were ranked 3rd out of 55 small business lenders in CT as measured by number of loans, originating 49 loans totaling $4.9 million.  Based on the SBA 2012 fiscal year, we were ranked 1st out of 53 small business lenders in CT as measured by number of loans, originating 57 loans totaling $8.6 million.  We also were awarded the “SBA Emerging Lender of the Year” award for fiscal year 2010, having originated 22 Small Business Administration loans totaling $5.0 million in 2010. As of December 31, 2013, our entire small business loan portfolio totaled $56.8 million or 3.1% of total outstanding loans, with an additional $13.9 million in unfunded loan commitments and an average loan size of approximately $88,000.

As of December 31, 2013, our largest commercial business loan commitment totaled $21.6 million with $21.6 million advanced as of that date, which was performing according to its terms. In addition to the commercial business loans discussed above, we had $3.9 million in letter of credit commitments as of December 31, 2013.

Resort Loans:

During 2010, we decided to gradually exit this line of lending to focus on our other commercial lending lines of business while continuing to hold the outstanding loans and honoring any advances requested relating to the unadvanced loan commitments.  During 2013, we have exited the financing resort market.

Our resort loans totaled $1.4 million and $31.2 million, or 0.1% and 2.0% of total loans at December 31, 2013 and 2012, respectively.  At December 31, 2013, there were no unadvanced amounts of outstanding commitments in our resort loans.

Home equity line of credit:

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences.  Home equity loans and home equity lines of credit totaled $151.6 million and $142.5 million, or 8.3% and 9.3% of total loans at December 31, 2013 and 2012, respectively. At December 31, 2013, the unadvanced amount of home equity lines of credit totaled $163.3 million, as compared to $146.1 million at December 31, 2012.

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

Installment, Demand, Collateral and Revolving Credit Loans: We offer various types of consumer loans, including installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. Installment, demand, collateral and revolving credit loans totaled $6.3 million and $8.9 million, or 0.3% and 0.6% of our total loan portfolio at December 31, 2013 and 2012, respectively.  While the asset quality of these portfolios is currently good, there is increased risk associated with consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

Origination, Purchasing and Servicing of Loans:

Prior to 2010, we retained most of our residential mortgage originations in our portfolio. In 2010, however, in order to reduce our exposure to rising interest rates, we began to sell fixed-rate conforming loans into the secondary market while retaining the servicing for these loans and expanded this strategy throughout 2013. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

We are an approved seller and servicer of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. All adjustable rate mortgages are currently being held in our residential portfolio. We also originate Federal Housing Administration loans through our “full-eagle” designation with the U.S. Department of Housing and Urban Development.

We were servicing residential real estate loans sold in the amount of $299.0 million and $161.3 million at December 31, 2013 and 2012, respectively.  We anticipate our servicing assets will continue to grow as we expect to sell a portion of our fixed-rate conforming loan production into the secondary market.

We also purchase one-to-four family residential mortgage loans, from approved Correspondents licensed with the respective State Department of Banking.  The approved Correspondents are not employed by us and sell their loans based on competitive pricing.  The loans are underwritten to the same credit specifications as our internally originated loans.  We do not, however, participate in the purchase of credit impaired loans.  We expect to continue to purchase one-to-four family residential mortgage loans from approved Correspondents so long as pricing and purchase opportunities remain favorable.

From time to time we enter into participations with other regional lenders in commercial real estate and commercial business loan transactions. We participate in transactions (purchase a share of the loan commitment), as well as sell portions of transactions that we originate. As of December 31, 2013 and 2012, our loan portfolio included $10.7 million and $70.4 million, respectively, in loans in which we purchased a participation share, and $74.2 million and $38.9 million, respectively, in loans participated to other institutions.

Loan Portfolio Maturities and Yields:

The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2013.  Demand loans, loans having no stated repayment schedule or maturity are reported as being due in one year or less.  Weighted average rates are computed based on the rate of the loan at December 31, 2013.

	Loans Maturing During the Years Ending December 31,
	2014		2015 to 2018		2019 and beyond		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Real estate:	(Dollars in Thousands)
Residential	$1,851	4.74%	$16,718	4.22%	$674,477	3.73%	$693,046	3.74%
Commercial	9,618	4.67%	96,302	2.98%	527,844	4.04%	633,764	3.88%
Construction	13,958	3.78%	14,567	2.94%	49,666	4.02%	78,191	3.77%
Installment	552	8.43%	1,323	6.35%	2,641	6.62%	4,516	6.57%
Commercial	72,799	3.24%	94,382	3.43%	84,851	3.67%	252,032	3.46%
Collateral	125	2.40%	-	-	1,475	2.51%	1,600	2.50%
Home equity line of credit	1,446	2.87%	26,860	3.12%	123,300	2.68%	151,606	2.76%
Demand	85	3.53%	-	-	-	-	85	3.53%
Revolving Credit	94	14.89%	-	-	-	-	94	14.89%
Resort	13	3.35%	1,361	3.45%	-	-	1,374	3.45%
Total	$100,541	3.43%	$251,513	3.26%	$1,464,254	3.76%	$1,816,308	3.67%

The following table sets forth the fixed-rate and adjustable rate loans at December 31, 2013 that are contractually due after December 31, 2014:

	Fixed	Adjustable	Total
Real estate:	(Dollars in Thousands)
Residential	$455,129	$236,066	$691,195
Commercial	224,639	399,507	624,146
Construction	34,076	30,157	64,233
Installment	3,964	-	3,964
Commercial	102,497	76,736	179,233
Collateral	14	1,461	1,475
Home equity line of credit	1,012	149,148	150,160
Demand	-	-	-
Revolving Credit	-	-	-
Resort	-	1,361	1,361
Total	$821,331	$894,436	$1,715,767

Loan Approval Procedures and Authority:

Our lending activities follow written, non-discriminatory and regulatory compliant underwriting standards and loan origination procedures established by our board of directors and documented in our loan policy. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan, if applicable. To assess a business borrower’s ability to repay, we review and analyze, among other factors: the borrower’s historical, current, and projected financial performance; the borrower’s balance sheet and balance sheet trends; its capitalization; its ability to repay the proposed loan(s); the value and complexion of the assets offered as collateral; the ability of management to lead the borrower through the current and future economic cycles; and the financial strength and commitment of the personal or corporate guarantors, if any. To assess an individual borrower’s ability to repay, we review their employment and credit history and information on their historical and projected income and expenses, as well as the adequacy of the collateral.

Our policies and loan approval limits are established by our board of directors. Our board has delegated its authority to grant loans in varying amounts to the board of directors’ loan committee, which is currently comprised of all board members. The board loan committee is charged with general oversight of our credit extension functions and has designated the responsibility for the approval of loans, depending on risk rating and size (generally $5.0 million and under) to our management loan committee.  In general, loan requests above $5.0 million are required to be approved by the board’s loan committee. Our management loan committee, in turn, has the right to delegate approval authority with respect to such loans to individual lenders as deemed appropriate.

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

Non-performing and Problem Assets:

Our senior management places considerable emphasis on the early identification of problem assets, problem-resolution and minimizing loss exposure. Delinquency notices are mailed monthly to all delinquent borrowers when they have exceeded their payment grace period, advising them of the amount of their delinquency. A loan is considered delinquent when the customer does not make their payments according to their contractual terms.  Generally, if a residential or consumer lending borrower fails to bring the loan current within 120 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter may be referred to legal counsel and foreclosure or other collection proceedings may be initiated. We may consider a loan modification, forbearance or other loan restructuring in certain circumstances where a temporary loss of income is the primary cause of the delinquency, and if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes. Problem or delinquent borrowers in our commercial real estate, commercial business and timeshare portfolios are handled on a case-by-case basis, typically by our Special Assets department. Appropriate problem-resolution and workout strategies are formulated based on the specific facts and circumstances.

All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become 90 days or more delinquent. Commercial real estate and commercial business loans are evaluated for non-accrual status on a case-by-case basis, but are typically placed on a non-accrual status when they become 90 days or more delinquent. In certain cases, if a loan is less than 90 days delinquent but the borrower is experiencing financial difficulties, such loan may be placed on non-accrual status if we determine that collection of the loan in full is not probable. When loans are placed on non-accrual status, unpaid accrued interest is reversed and cash payments received are applied as a reduction of the loan principal.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with contractual terms involving payment of cash or cash equivalents. The interest on these loans is not recognized, until qualifying for return to accrual status. If a residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand or revolving credit loan is on non-accrual status or is considered to be impaired, cash payments are applied first as a reduction of principal.

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

The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets. For example, at December 31, 2013, 96% of commercial real estate, construction real estate, commercial business and resort loans rated substandard were on accrual status and current as to payments. Our classified assets include loans identified as “substandard”, “doubtful” or “loss”.  Substandard assets consisted of $50.7 million and $42.8 million of our total loan portfolio at December 31, 2013 and 2012, respectively. We had assets classified as “doubtful” or “loss” totaling $1.6 million and $289,000 at December 31, 2013 and 2012, respectively.

On a quarterly basis, our loan policy requires that we evaluate for impairment all commercial real estate, construction and commercial loans that are classified as non-accrual, secured by real property in foreclosure or are otherwise likely to be impaired, residential non-accruing loans greater than $100,000 and all troubled debt restructurings. We have determined that $39.6 million and $36.9 million of impaired loans existed at December 31, 2013 and 2012, respectively. Based upon our analysis, $12.1 million and $26.7 million of impaired loans required an allowance of $1.7 million and $949,000 to be established as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, $26.6 million and $11.4 million, respectively, were included on the classified loan list and were not considered impaired.

Loan Delinquencies: The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2013	(Dollars in thousands)
Real estate:
Residential	8	$1,600	20	$8,518	28	$10,118
Commercial	-	-	1	827	1	827
Construction	-	-	1	187	1	187
Installment	-	-	2	47	2	47
Commercial	-	-	6	584	6	584
Collateral	-	-	-	-	-	-
Home equity line of credit	1	183	5	441	6	624
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	9	$1,783	35	$10,604	44	$12,387
At December 31, 2012
Real estate:
Residential	6	$1,663	16	$7,803	22	$9,466
Commercial	1	349	2	925	3	1,274
Construction	-	-	1	419	1	419
Installment	-	-	2	73	2	73
Commercial	1	66	6	585	7	651
Collateral	-	-	-	-	-	-
Home equity line of credit	2	94	3	379	5	473
Demand	-	-	2	40	2	40
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	10	$2,172	32	$10,224	42	$12,396
At December 31, 2011
Real estate:
Residential	4	$730	17	$7,926	21	$8,656
Commercial	-	-	9	2,934	9	2,934
Construction	-	-	2	484	2	484
Installment	1	78	2	63	3	141
Commercial	-	-	8	802	8	802
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	6	1,555	6	1,555
Demand	-	-	1	25	1	25
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	5	$808	45	$13,789	50	$14,597

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

	At December 31,
	2013	2012	2011	2010	2009
Non-performing loans:	(Dollars in thousands)
Real estate:
Residential	$10,599	$9,194	$9,224	$5,209	$6,441
Commercial	827	925	2,934	3,693	5,316
Construction	187	419	484	898	1,074
Installment	162	157	209	124	88
Commercial	2,285	2,351	956	862	823
Collateral	-	-	-	-	-
Home equity line of credit	740	711	1,669	2,031	1,079
Demand	-	25	25	25	25
Revolving Credit	-	-	-	-	-
Resort	-	-	-	4,880	-
Total non-performing loans	14,800	13,782	15,501	17,722	14,846
Loans 90 days past due and still accruing	-	-	-	-	-
Other real estate owned	393	549	302	238	422
Total nonperforming assets	$15,193	$14,331	$15,803	$17,960	$15,268

Total non-performing loans to total loans	0.81%	0.90%	1.18%	1.51%	1.41%
Total non-performing loans to total assets	0.70%	0.76%	0.96%	1.25%	1.18%

The amount of income that was contractually due but not recognized on non-accrual loans totaled $1.3 million for the year ended December 31, 2013.

Troubled debt restructurings: The following table presents information on loans whose terms had been modified in a troubled debt restructuring:

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Restructured loans on accrual status	$15,790	$22,124	$23,515	$16,925	$5,417
Restructured loans on non-accrual status	7,578	7,550	7,809	10,068	3,515
Total restructured loans	$23,368	$29,674	$31,324	$26,993	$8,932

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

At December 31, 2013, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At December 31, 2013 and 2012, the allowance for loan losses included specific reserves of $1.6 million and $889,000 related to TDRs, respectively. For the years ended December 31, 2013 and 2012, the Bank had charge-offs totaling $325,000 and $1.3 million, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds committed to borrowers in TDR status was $332,000 and $872,000 at December 31, 2013 and 2012, respectively. The Bank in prudent circumstances may provide additional funds committed to borrowers in a TDR status.

Potential Problem Loans: We perform a comprehensive internal analysis of our loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All special mention, substandard and doubtful loans are included on our “Watched Asset” report which is updated and reviewed quarterly by our Credit Risk Management Department. In addition, on a quarterly basis, loans rated special mention, substandard or doubtful are formally presented to and reviewed by management to assess the level of risk, ensure the risk ratings are appropriate, and ensure appropriate actions are being taken to minimize potential loss exposure. The review cycle is determined based on the risk rating and level of overall credit exposure. This quarterly review is performed by the Chief Risk Officer and members of the Credit Risk Management and Special Assets Departments. Loans identified as being “loss” are normally fully charged off. Loans risk rated substandard or more severe are generally transferred to the Special Assets Department, although it is not uncommon for commercial lenders to manage stable or improving substandard loans with significant oversight from the Special Assets department. We do not use interest reserves to keep problem loans current. Interest reserves are only used for construction loans during the construction phase of the loan.

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

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2013.

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

Commercial real estate – Loans in this segment are primarily income-producing or owner occupied properties throughout the Northeast United States. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, may have an effect on the credit quality in this segment. Management generally obtains rent rolls and other financial information, as appropriate on an annual basis and continually monitors the cash flows of these loans.

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

Resort – Loans in this segment include loans to timeshare developer / operators and participations in timeshare loans originated by experienced timeshare lending institutions, which originate and sell timeshare participations to other lending institutions. Lending to this industry is generally done on a nationwide basis, as the majority of timeshare operators are located outside of the Northeast. Receivable loans, which account for 100% of the resort portfolio at December 31, 2013, are typically underwritten utilizing a lending formula in which loan advances are based on a percentage of eligible consumer notes. In addition, these loans generally contain provisions for recourse to the developer, the obligation of the developer to replace defaulted consumer notes, and parameters with respect to minimum FICO scores or average weighted FICO scores of the portfolio of pledged notes. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The Company exited the resort financing market in 2013.

Allocated component: The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate, construction, commercial and resort loans by the present value of expected cash flows discounted at the effective interest rate; the fair value of the collateral, if applicable; or the observable market price for the loan.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement or they are nonaccrual loans with outstanding balances greater than $100,000.

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

Schedule of Allowance for Loan Losses: The following table sets forth activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$17,229	$17,533	$20,734	$16,316	$9,952
Provision for (reversal of) loan losses	1,530	1,380	4,090	6,694	7,896
Charge-offs:
Real estate:
Residential	(430)	(337)	(411)	(1,152)	(134)
Commercial	-	(454)	(1,314)	(1,138)	(284)
Construction	-	-	-	-	(246)
Installment	-	(9)	(28)	(3)	(41)
Commercial	(31)	(33)	(517)	(8)	(879)
Collateral	-	-	-	-	(1)
Home equity line of credit	-	(1,019)	(114)	-	-
Demand	-	-	-	(25)	(20)
Revolving credit	(62)	(61)	(59)	(32)	(34)
Resort	-	-	(4,880)	-	-
Total charge-offs	(523)	(1,913)	(7,323)	(2,358)	(1,639)

Recoveries:
Real estate:
Residential	6	9	-	-	-
Commercial	-	4	-	48	-
Construction	-	-	-	-	-
Installment	-	7	2	13	2
Commercial	52	194	12	15	91
Collateral	-	-	-	-	1
Home equity line of credit	-	-	-	-	-
Demand	-	-	18	6	-
Revolving credit	20	15	-	-	13
Resort	-	-	-	-	-
Total recoveries	78	229	32	82	107

Net charge-offs	(445)	(1,684)	(7,291)	(2,276)	(1,532)
Allowance at end of year	$18,314	$17,229	$17,533	$20,734	$16,316

Ratios:
Allowance for loan losses to non-performing
loans at end of year	123.74%	125.01%	113.11%	117.00%	109.90%
Allowance for loan losses to total loans
outstanding at end of year	1.01%	1.12%	1.34%	1.76%	1.54%
Net charge-offs to average loans outstanding	0.03%	0.12%	0.61%	0.21%	0.17%

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

As of December 31, 2013, we had impaired loans of $27.5 million with no valuation or partial charge-offs recorded.  As described above, if a loan is determined to be impaired, we will evaluate the amount of reserves for such loans based on the present value of expected cash flows discounted at the effective interest rate, the fair value of the collateral, if applicable, or the observable market price for the loan.  If we determine that an impairment amount exists, we will establish a valuation allowance for the loan.  If no impairment amount exists based on these tests, then no allowance for loan loss is required on that loan.  If an impairment is shown to exist, we establish an allowance for loan loss for the amount that the recorded investment or book value, in the loan exceeds the measure of the impaired loan.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value can be identified as uncollectible and is, therefore, deemed a confirmed loss which is charged-off against our allowance for loan losses.

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

	At December 31,
	2013			2012
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$3,647	19.9%	38.2%	$3,778	21.9%	40.5%
Commercial	8,253	45.0%	34.9%	8,105	47.1%	30.9%
Construction	1,152	6.3%	4.3%	760	4.4%	4.2%
Installment	48	0.3%	0.2%	77	0.4%	0.4%
Commercial	3,746	20.5%	13.9%	2,654	15.4%	12.6%
Collateral	-	0.0%	0.1%	-	0.0%	0.1%
Home equity line of credit	1,465	8.0%	8.3%	1,377	8.0%	9.3%
Demand	-	-	-	-	-	-
Revolving credit	-	-	-	-	-	-
Resort	3	*	0.1%	456	2.7%	2.0%
Unallocated allowance	-	-	n/a	22	0.1%	n/a
Total	$18,314	100.0%	100.0%	$17,229	100.0%	100.0%

	At December 31,
	2011			2010			2009
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$2,874	16.4%	38.4%	$3,056	14.7%	38.6%	$2,138	13.1%	42.4%
Commercial	8,755	49.9%	31.2%	7,726	37.3%	30.8%	6,890	42.2%	25.2%
Construction	590	3.4%	3.5%	524	2.5%	4.0%	1,538	9.4%	6.5%
Installment	92	0.5%	0.8%	115	0.6%	1.1%	124	0.8%	1.6%
Commercial	2,140	12.2%	11.8%	1,564	7.5%	9.6%	2,828	17.3%	9.9%
Collateral	-	-	0.2%	-	-	0.1%	-	-	0.2%
Home equity line of credit	1,295	7.4%	8.4%	558	2.7%	7.0%	487	3.0%	6.3%
Demand	-	-	-	3	*	*	1	*	*
Revolving credit	-	-	-	-	-	-	-	-	-
Resort	1,787	10.2%	5.7%	7,188	34.7%	8.8%	2,310	14.2%	7.9%
Unallocated allowance	-	-	n/a	-	-	n/a	-	-	n/a
Total	$17,533	100.0%	100.0%	$20,734	100.0%	100.0%	$16,316	100.0%	100.0%

 * Less than 0.1%

Investment Activities

Our Chief Financial Officer is responsible for implementing our investment policy. The investment policy is reviewed at least annually by management and our board of directors and any changes to the policy are subject to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated by the board of directors to our Chairman, President and Chief Executive Officer, our Chief Financial Officer and limited purchasing by our Finance Officer. While general investment strategies are developed and authorized by our Chief Financial Officer, the execution of specific actions rests with both our Chairman, President and Chief Executive Officer and the Chief Financial Officer, who may act jointly or severally. The Chief Financial Officer is responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.

Our investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its credit quality and fit within our overall asset/liability management objectives, its effect on our risk-based capital and the overall prospects for yield and/or appreciation.

Our investment portfolio, excluding FHLBB stock, totaled $163.9 million and $141.2 million at December 31, 2013 and 2012, respectively, and consisted primarily of United States government and agency securities, including debt and mortgage-backed securities, securities issued and guaranteed by Government Sponsored Enterprises (GSE’s), municipal and other bonds, mutual funds and equity securities, including trust preferred equity securities.

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

	At December 31,
	2013		2012		2011
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$126,000	$126,000	$118,984	$118,980	$80,999	$80,999
U.S. Government agency obligations	7,006	6,922	-	-	27,003	27,006
Government sponsored residential mortgage-backed securities	9,199	9,616	9,803	10,603	19,254	20,545
Corporate debt securities	2,982	3,104	2,958	3,153	1,000	1,175
Trust preferred debt securities	-	-	-	-	42	42
Preferred equity securities	2,100	1,569	2,100	1,786	2,100	1,573
Marketable equity securities	108	148	108	132	108	126
Mutual funds	3,710	3,527	3,585	3,587	3,439	3,464
Total securities available-for-sale	$151,105	$150,886	$137,538	$138,241	$133,945	$134,930

Held-to-maturity
U.S. Government agency obligations	$5,000	$4,930	$6	$6	$7	$7
Government sponsored residential mortgage-backed securities	4,983	4,956	-	-	209	209
Trust preferred debt security	3,000	3,000	3,000	3,000	3,000	3,000
Total securities held-to-maturity	$12,983	$12,886	$3,006	$3,006	$3,216	$3,216

During the years ended December 31, 2013, 2012 and 2011, we recorded no other-than-temporary impairment charges.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, most securities purchased were classified available-for-sale at December 31, 2013 and 2012.

U.S. Treasury and U.S. Government Agency Obligations: At December 31, 2013 and 2012, our U.S. Treasury and U.S. Government agency obligations portfolio totaled $132.9 million and $119.0 million, respectively, all of which were classified as available-for-sale. There were no structured notes or derivatives in the portfolio.

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

At December 31, 2013, the carrying value of Government sponsored residential mortgage-backed securities totaled $14.6 million or 0.7% of assets, and 0.7% of interest earning assets, $9.6 million of which were classified as available-for-sale and $5.0 million of which were classified as held-to-maturity, compared to the carrying value of mortgage-backed securities at December 31, 2012 which totaled $10.6 million or 0.6% of assets, and 0.6% of interest-earning assets, $10.6 million of which were classified as available-for-sale and $6,000 of which were classified as held-to-maturity.  The available-for-sale mortgage-backed securities portfolio had a book yield of 3.67% at December 31, 2013, compared to a book yield of 5.10% at December 31, 2012 and the held-to-maturity mortgage-backed securities portfolio had a book yield of 2.50% and 11.50% at December 31, 2013 and 2012, respectively.  The estimated fair value of our mortgage-backed securities at December 31, 2013 was $14.6 million, which is $390,000 more than the amortized cost and at December 31, 2012 $10.6 million, which was $800,000 more than the amortized cost. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Our investment portfolio contained no Government sponsored residential mortgage-backed securities collateralized by “subprime” loans for the years ended December 31, 2013 and 2012. Although we do not have a direct exposure to subprime related assets, the value and related income of our mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can have a negative impact upon the valuation of certain securities held by us.

Corporate Debt Securities: At December 31, 2013 and 2012, the fair value of our corporate bond portfolio totaled $3.1 million and $3.2 million, respectively, all of which was classified as available-for-sale. The corporate bond portfolio was fixed rate earning a book yield of 2.43% and 2.48% at December 31, 2013 and 2012, respectively.  Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Marketable Equity Securities and Mutual Funds: We currently maintain a diversified equity securities and mutual funds portfolio. At December 31, 2013 and 2012, the fair value of our marketable equity securities portfolio totaled $148,000 and $132,000, respectively. Our marketable equity securities represented less than one percent of total assets at December 31, 2013 and 2012 and were classified as available-for-sale.  At December 31, 2013 and 2012, the mutual funds portfolio totaled $3.5 million and $3.7 million, respectively. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investment policy provides that the total equity portfolio cannot exceed 50% of the Tier I capital of Farmington Bank. Investments in equity securities and mutual funds involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Preferred Equity Securities: Our investments in preferred equity securities consist of 80,000 shares of Goldman Sachs and 4,000 shares of Morgan Stanley preferred stock at December 31, 2013.  During 2013, we sold our 80,000 shares in FHLMC preferred stock for a gain of $340,000.  The carrying value of our preferred equity securities totaled $1.6 million and $1.8 million at December 31, 2013 and 2012, respectively.

Trust Preferred Debt Security: At December 31, 2013 and 2012, the carrying value of our trust preferred debt security totaled $3.0 million, which was classified as held-to-maturity.

Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2013 and 2012 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year		More than Five Years		More than Ten Years		Total Securities
December 31, 2013	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations	$126,000	0.06%	$-	-	$-	-	$-	-	$126,000	0.06%
U.S. Government agency obligations	-	-	6,922	1.78%	-	-	-	-	6,922	1.78%
Government-sponsored residential mortgage-backed securities	371	3.80%	1,130	4.49%	-	-	8,115	3.55%	9,616	3.67%
Corporate debt securities	2,004	0.81%	1,100	5.38%	-	-	-	-	3,104	2.43%
Total debt securities available-for-sale	$128,375	0.08%	$9,152	2.55%	$-	-	$8,115	3.55%	$145,642	0.43%

Held-to-Maturity:
U.S. Government agency obligations	$-	-	$4,930	2.09%	$-	-	$-	-	$4,930	2.09%
Mortgage-backed securities	-	-	2	11.50%	-	-	4,954	2.50%	4,956	2.50%
Trust preferred debt securities	-	-	-	-	-	-	3,000	4.73%	3,000	4.73%
Total debt securities held-to-maturity	$-	-	$4,932	0.21%	$-	-	$7,954	0.33%	$12,886	2.86%

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
December 31, 2012	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
					(Dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations	$118,980	*	$-	-	$-	-	$-	0.00%	$118,980	*
Government-sponsored residential mortgage-backed securities	701	4.10%	2,855	3.77%	1,350	4.50%	5,697	6.04%	10,603	5.10%
Corporate debt securities	-	-	3,153	2.48%	-	-	-	-	3,153	2.48%
Total debt securities available-for-sale	$119,681	0.02%	$6,008	3.09%	$1,350	4.50%	$5,697	6.04%	$132,736	0.47%

Held-to-Maturity:
Mortgage-backed securities	$-	-	$6	11.50%	$-	-	$-	-	$6	11.50%
Trust preferred debt securities	-	-	-	-	-	-	3,000	4.73%	3,000	4.73%
Total debt securities held-to-maturity	$-	-	$6	11.50%	$-	-	$3,000	4.73%	$3,006	4.74%

*Less than 0.01%

Sources of Funds

General: Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, loan prepayments, investment maturities, retained earnings and income on earning assets.

Deposits: A majority of our depositors are persons who work or reside in Hartford County, Connecticut. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We had no brokered deposits for the years ended December 31, 2013 and 2012; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.  We did not have any borrowings from deposit brokers at December 31, 2013 and 2012.

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

It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2013, $338.5 million or 22.4% of our deposits were time deposits, of which $227.6 million will be maturing within one year or less.  At December 31, 2012, $359.3 million or 27.0% of our deposits were time deposits, of which $239.8 million will be maturing in one year or less.

Our government banking group provides deposit services to municipalities throughout Connecticut. Through the efforts of our government banking group, we attracted significant municipal deposits through existing and newly formed relationships. Municipal deposits as of December 31, 2013 and 2012 was $202.6 million or 13.4% and $160.9 million or 12.1% of our total deposits outstanding, respectively. These deposits can be more volatile than other deposits but provide significant liquidity generally at a lower or similar cost to wholesale funds. We limit the related contingent funding risk by limiting the amount of municipal deposits that can be accepted.

The following table displays a summary of our deposits by account type as of the dates indicated:

	At December 31,
	2013		2012		2011
	Balance	Percent	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Demand deposits	$308,459	20.4%	$247,586	18.6%	$195,625	16.6%
NOW accounts	285,392	18.9%	227,205	17.1%	189,577	16.1%
Money markets	387,225	25.6%	317,030	23.8%	247,693	21.1%
Savings accounts	193,937	12.7%	179,290	13.5%	157,913	13.4%
Total non-time deposit accounts	1,175,013	77.6%	971,111	73.0%	790,808	67.2%
Time deposits	338,488	22.4%	359,344	27.0%	385,874	32.8%
Total deposits	$1,513,501	100.0%	$1,330,455	100.0%	$1,176,682	100.0%

The following table displays the distribution of average deposit accounts by account type with the average rates paid at the dates indicated:

	At December 31,
	2013			2012			2011
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposit	$266,217	$-	-	$213,697	$-	-	$176,459	$-	-
NOW accounts	277,698	638	0.23%	208,161	389	0.19%	252,381	632	0.25%
Money markets	362,914	2,878	0.79%	278,179	2,017	0.73%	208,985	1,993	0.95%
Savings accounts	182,952	206	0.11%	171,871	291	0.17%	149,598	334	0.22%
Time deposits	353,677	3,460	0.98%	367,380	3,994	1.09%	419,084	4,706	1.12%
Total interest-bearing deposit	1,177,241	$7,182	0.61%	1,025,591	$6,691	0.65%	1,030,048	$7,665	0.74%
Total deposits	$1,443,458			$1,239,288			$1,206,507

The following table displays information concerning time deposits by interest rate ranges at the dates indicated:

	At December 31, 2013
	Period to Maturity						Total at December 31,
	Less Than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	2012	2011
	(Dollars in thousands)
Interest Rate Range:
1.00% and below	$196,645	$14,580	$7,709	$1,106	$220,040	65.0%	$233,169	$230,431
1.01% - 2.00%	21,277	21,063	2,163	14,109	58,612	17.3%	57,591	85,028
2.01% - 3.00%	9,685	14,380	31,384	4,231	59,680	17.6%	68,091	68,000
3.01% - 4.00%	-	156	-	-	156	0.1%	493	1,934
4.01% - 5.00%	-	-	-	-	-	0.0%	-	481
5.01% - 6.00%	-	-	-	-	-	0.0%	-	-
Total	$227,607	$50,179	$41,256	$19,446	$338,488	100.0%	$359,344	$385,874

The following table sets forth time deposits by time remaining until maturity as of December 31, 2013.
	Maturity
	Three months or less	Over three to six months	Over six to twelve months	Over one year to three years	Over three Years	Total
	(Dollars in thousands)
Time deposits less than $100,000	$50,620	$47,702	$36,470	$46,148	$9,822	$190,762
Time deposits of $100,000 or more	28,448	33,866	30,501	45,287	9,624	147,726
	$79,068	$81,568	$66,971	$91,435	$19,446	$338,488

As of December 31, 2012, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $151.3 million.

The following table sets forth the interest-bearing deposit activities for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance beginning of year	$1,082,869	$981,057	$965,316
Net increase in deposits before interest credited	114,991	95,121	8,076
Interest credited	7,182	6,691	7,665
Net increase in deposits	122,173	101,812	15,741
Balance end of year	$1,205,042	$1,082,869	$981,057

Borrowed Funds

At December 31, 2013 and 2012, we had an available line of credit with the FHLBB in the amount of $8.8 million and access to additional Federal Home Loan Bank advances of up to $190.6 million subject to collateral requirements of the FHLBB.  Internal policies limit borrowings to 25.0% of total assets, or $527.4 million and $455.7 million at December 31, 2013 and 2012, respectively.

We have a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by our investments in certain treasury bill securities with a fair value totaling $24.0 million and $451,000 in cash. Outstanding repurchase agreement borrowings totaled $21.0 million at December 31, 2013 and 2012.

The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million at December 31, 2013 and 2012, which was undrawn at December 31, 2013 and 2012.

The Company has access to $3.5 million unsecured line of credit agreement with a well-capitalized bank which expires on August 31, 2014. The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at December 31, 2013 and 2012.

Competition

We face competition within our market area both in making loans and attracting deposits. Hartford County has a high concentration of financial institutions including large commercial banks, community banks, credit unions and mortgage companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

Based on the most recent data available from the FDIC, we possess a 4.43% deposit market share in Hartford County as of June 30, 2013.  Our market share rank is 5th out of 27 financial institutions.  All of the institutions, who possess a greater deposit market share, are headquartered outside of Hartford County.

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

Subsidiary Activities

Farmington Bank is currently the only subsidiary of FCB and is incorporated in Connecticut. Farmington Bank currently has the following subsidiaries all of which are incorporated in Connecticut: Farmington Savings Loan Servicing, Inc., Village Investments, Inc., Village Corp., Limited, 28 Main Street Corp., Village Management Corp. and Village Square Holdings, Inc.

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

Employees

At December 31, 2013, we had 337 full-time equivalent employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

SUPERVISION AND REGULATION

General

Farmington Bank, a Connecticut-chartered stock savings bank, is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the FDIC, as its deposit insurer. Farmington Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund. Farmington Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Department of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions and opening or closing branch offices. FCB, as a bank holding company is subject to regulation by and required to file reports with the Connecticut Department of Banking, the Federal Reserve Board and the Securities and Exchange Commission.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

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

A provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also broadened the base for FDIC deposit insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.  The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2% ratio.

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

Connecticut and FDIC Banking Laws and Supervision

Connecticut Banking Commissioner: The Connecticut Banking Commissioner regulates internal organization as well as the deposit, lending and investment activities of state chartered banks, including Farmington Bank. The approval of the Connecticut Banking Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks, as does the FDIC. The FDIC also regulates many of the areas regulated by the Connecticut Banking Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities: Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, secured and unsecured loans of any one obligor under this statutory authority may not exceed 10.0% and 15.0%, respectively, of a bank’s equity capital and allowance for loan losses.

Dividends: Farmington Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FDIC may limit a bank’s ability to pay dividends. No dividends may be paid to Farmington Bank’s sole stockholder, First Connecticut Bancorp, if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by Connecticut regulations.

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

Pursuant to Connecticut banking regulations, during the three-year period following the offering, FCB may not take any action to declare an extraordinary dividend to stockholders, and no dividend will be paid to stockholders if such dividends would reduce our stockholders’ equity below the amount of the liquidation account required to be established in connection with the conversion. Farmington Bank may pay cash dividends only out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by Farmington Bank to FCB in any year may not exceed the sum of Farmington Bank’s net profits for the past two fiscal years, plus the portion of the year in which the dividend is paid.  In addition, FCB is subject to Maryland law limitations and the liquidation account established in connection with the conversion.  Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent.

Redemption: Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0% or more of the consolidated net worth of the bank holding company. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well capitalized standard for commercial banks, is “well managed” within the meaning of the Federal Reserve Board regulations and is not subject to any unresolved supervisory issues. However, in February 2009, the Federal Reserve Board issued SR 09-4 which, among other things, requires all bank holding companies to consult with the Federal Reserve board prior to redeeming stock without regard to the bank holding company’s capital status or regulations otherwise permitting redemptions without prior approval of the Federal Reserve Board.

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

In July 2013, the Federal Reserve Board promulgated a final rule and the FDIC promulgated an interim final rule implementing Basel III, providing for a strengthened set of capital requirements.  These new requirements will be effective on January 1, 2015 for us.  In general, the new rules revise regulatory capital definitions and minimum ratios, redefine Tier I capital, create a new capital ratio (common equity Tier I risk-based capital ratio), require a capital conservation buffer, revise prompt corrective action thresholds to add a new ratio to these thresholds (discussed in more detail below) and revise risk weighting for certain asset categories and off-balance sheet exposures.  Under the new regulations effective January 1, 2015, (1) a new requirement to maintain a ratio of common equity Tier I capital to total risk-based assets of not less than 4.5% will be implemented, (2) the minimum Leverage Capital Ratio for all financial institutions will be at least 4%, (3) increases the minimum Tier I Risk-Based Capital Ratio from 4% to 6% and (4) maintains the Total Risk-Based Capital Ratio at 8%.  In addition, the new regulations will impose certain limitations on dividends, share buybacks, discretionary payments on Tier I instruments and discretionary bonuses to executive officers if the organization fails to maintain a capital conservation buffer of common equity Tier I capital in an amount greater than 2.5% of its total risk-weighted assets.  The end result of the capital conservation buffer will be to increase the minimum common equity Tier I capital ratio to 7%, the minimum Tier I Risk-Based Capital Ratio to 8.5% and the minimum Total Risk-Based Capital Ratio to 10.5% for financial institutions seeking to avoid limitations on capital distributions and discretionary bonus payments to executive officers.  The new regulations will be phased in over a period of time.  The capital conservation buffer will be phased-in over a five year period with the full 2.5% requirement starting as of January 1, 2019.

Additionally, under the new regulations, the method for calculating the ratios has been revised to generally enhance risk sensitivity as well as provide alternatives to credit ratings for calculating risk-weighted assets.  We are currently reviewing the impact of the revised capital standards on us.

As a bank holding company, FCB is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2013, Farmington Bank was a well-capitalized institution.

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

Insurance of Deposit Accounts: The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the Deposit Insurance Fund. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Effective April 1, 2011, the FDIC revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest. The rule changed the assessment base used for calculating deposit insurance assessments from deposits to average consolidated total assets less average tangible equity capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. FDIC members are also required to assist in the repayment of bonds issued by the Financing Corporation (FICO) in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.

The FDIC provides insurance up to $250,000 per depositor for each account ownership category. Additionally, the FDIC approved a plan for rebuilding the Deposit Insurance Fund after several bank failures in 2008. The FDIC plan aims to rebuild the Deposit Insurance Fund within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2013, 2012, and 2011, the total FDIC assessments were $1.3 million, $1.2 million and $1.5 million, respectively.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the FDIC is supposed to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

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

Federal Home Loan Bank System: Farmington Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. Farmington Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, we were in compliance with this requirement with an investment in FHLBB stock of $13.1 million and $8.9 million at December 31, 2013 and 2012, respectively.  In 2008, the FHLBB suspended the dividend on stock but reinstated paying a quarterly dividend during 2011. The FHLBB’s management reported that their board of directors anticipates that it will continue to declare modest cash dividends, but cautioned that adverse events such as a negative trend in credit losses on the FHLBB’s private label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan. The FHLBB paid dividends totaling $33,000 and $37,000 for the years ended December 31, 2013 and 2012, respectively.  On February 23, 2012, the FHLBB notified its members it will begin repurchasing capital stock in excess of what is required from its members.  The FHLBB repurchased $312,000 of capital stock from the Company on March 9, 2012.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by us.

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

Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Farmington Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Farmington Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2013, Farmington Bank had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Farmington Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2013, our total federal pre-1988 base year reserve was $3.4 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Farmington Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, we had no net operating loss carryforwards for federal income tax purposes.

Charitable Contribution Carryforward: As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc.  This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation.  As a result, approximately $6.5 million of charitable contribution carryforward remains at December 31, 2013 resulting in a deferred tax asset of approximately $2.2 million.  The Company believes it is more likely than not that this carryforward will be utilized before expiration in 2016.  Therefore, no valuation allowance has been recorded against this deferred tax asset.  Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next three years.  The Company monitors the need for a valuation allowance on a quarterly basis.

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

State Taxation

Connecticut

We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2013 and 2012) (plus an additional 20% surtax applies for tax years 2013 and 2012) to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Farmington Bank established a passive investment company in 1999 and substantially eliminated the state income tax expense of Farmington Bank since the passive investment company’s organization through December 31, 2013.

We believe we are in compliance with the state passive investment company requirements and that no state taxes relating from Farmington Bank are due for the years ended December 31, 2011 through December 31, 2013; however, we have not been audited by the Department of Revenue Services for such periods. If the state were to determine that the passive investment company was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, we would be subject to additional state income taxes in Connecticut.

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

Our executive management team has brought an increased focus to transitioning Farmington Bank’s balance sheet to be more like a commercial bank. At December 31, 2013, our commercial real estate loans and commercial business loans totaled $633.8 million and $252.0 million, or 34.9% and 13.9%, respectively, of our total loan portfolio. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and business of the borrowers and the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of our commercial real estate and commercial loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.

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

From December 31, 2010 to December 31, 2013, our total loan portfolio increased by $639.9 million or 54.4%.  As a result of this rapid expansion, a significant portion of our portfolio is unseasoned. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income.  Our loan loss allowance for the years ended December 31, 2013 and 2012 was $18.3 million and $17.2 million, respectively.  Although we are currently unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

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

We opened new branches in 2013 and 2012, which may result in losses at those branches initially as they generate new deposit and loan portfolios, and negatively impact our earnings.

We opened new branch offices in East Hartford, CT and Newington, CT in 2013 and opened two new branch offices during 2012.  Additionally, we opened our 22nd branch office in Rocky Hill, CT in January 2014 completing our strategic de novo branch expansion.  Losses are expected in connection with these new branches for some time, as the expenses and costs of acquisition associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.

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

Our government banking group provides deposit services to municipalities throughout Connecticut.  Our municipal deposits as of December 31, 2013 and 2012 were $202.6 million, or 13.4%, and $160.9 million, or 12.1%, of our total deposits outstanding, respectively. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short term liquidity and have an adverse impact on our earnings.

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

During the past several years, general economic conditions continued to remain weak nationally as well as in our market area. Unemployment in Hartford County, Connecticut was 7.1% as of December 2013, compared to 7.4% for the State of Connecticut and 6.7% for the United States for the same period.  The continuing housing slump has resulted in reduced demand for the construction of new housing and single family home sales.  Worsening of these conditions may adversely affect our business by materially decreasing our net interest income or materially increasing our loan losses. There can be no assurance that we will not be affected by the current economic conditions in a way we cannot currently predict or mitigate.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We operate through our 22 full service branch offices, four limited services offices and two stand-alone ATM facilities. Various leases have renewal options up to an additional 30 years.

Our full service branch offices and limited service offices are located as follows:

Branch	Address	Owned or Leased

Avon West	427 West Avon Road, Avon, CT 06001	Lease (Expires 2019)

Avon 44	310 West Main Street, Avon, CT 06001	Own

Berlin	1191 Farmington Avenue, Berlin, CT 06037	Lease (Expires 2020)

Bristol	475 Broad Street, Bristol, CT 06010	Own

Burlington	253 Spielman Highway, Burlington, CT 06013	Own

Main Street	32 Main Street, Farmington, CT 06032	Own

Gables (1) (3)	20 Devonwood Drive, Farmington, CT 06032	n/a

Village Gate (1) (3)	88 Scott Swamp Road, Farmington, CT 06032	n/a

Westwoods	282 Scotts Swamp Road, Farmington, CT 06032	Own

Westfarms	550 South Road, Farmington, CT 06032	Lease (Expires 2016)

Farm Glen (1)(2)	One Farm Glen Boulevard, Farmington, CT 06032	Lease (Expires 2019)

Glastonbury	669 Hebron Avenue, Glastonbury, CT 06033	Own

New Britain	73 Broad Street, New Britain, CT 06053	Own

Plainville - Route 10	117 East Street, Plainville, CT 06062	Lease (Expires 2015)

Plainville 372	129 New Britain Avenue, Plainville, CT 06062	Lease (Expires 2025)

Southington	One Center Street, Southington, CT 06489	Lease (Expires 2015)

Southington Drive-Thru (1)	17 Center Place, Southington, CT 06489	Lease (Expires 2019)

Unionville	1845 Farmington Avenue, Unionville, CT 06085	Own

West Hartford	962 Farmington Avenue, West Hartford, CT 06110	Lease (Expires 2019)

Elmwood	176 Newington Road, West Hartford, CT 06110	Lease (Expires 2026)

Wethersfield	486 Silas Deane Highway, Wethersfield, CT 06129	Own

Bloomfield	782 Park Avenue, Bloomfield, CT 06002	Lease (Expires 2022)

South Windsor	350 Buckland Road, South Windsor, CT 06074	Lease (Expires 2032)

Newington	1095 Main Street, Newington, CT 06111	Lease (Expires 2033)

East Hartford	957 Main Street, East Hartford, CT 06108	Lease (Expires 2033)

Rocky Hill *	366 Cromwell Avenue, Rocky Hill, CT 06067	Lease (Expires 2033)

(1) Limited Service Office
(2) Executive Office
(3) Bank provided space at no cost.
* Opened January 2014

Item 3. Legal Proceedings

In the ordinary course of business, the Company and its subsidiary are routinely defendants in or parties to pending and threatened legal actions and proceedings.  After reviewing pending and threatened actions with legal counsel, the Company believes that the outcome of such actions will not have a material adverse effect on the consolidated financial statements.

Item 4. Mine Safety Disclosures
None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)
The shares of common stock of First Connecticut Bancorp, Inc. are quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “FBNK.” As of December 31, 2013, First Connecticut Bancorp had 2,051 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 16,457,642 shares outstanding.

Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividend Declared
December 31, 2013	$16.20	$15.95	$0.03
September 30, 2013	14.72	14.53	0.03
June 30, 2013	13.98	13.57	0.03
March 31, 2013	14.77	14.59	0.03
December 31, 2012	13.75	13.50	0.03
September 30, 2012	13.60	13.49	0.03
June 30, 2012	13.45	13.16	0.03
March 31, 2012	13.41	12.99	0.03

Payment of dividends on First Connecticut Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, legal, and regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. See Item 1 “Supervision and Regulations” for information relating to restrictions on dividends.  Repurchases of the Company’s shares of common stock during the fourth quarter of the year ended December 31, 2013 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended December 31, 2013.

Set forth below is a stock performance graph comparing the semi-annual total return on our shares of common stock, commencing with the closing price on June 30, 2011, with (a) the cumulative total return on stocks included in the Russell 2000 Index, (b) the cumulative total return on stocks included in the SNL New England U.S. Bank Index and (c) the cumulative total return on stocks included in the SNL U.S. Thrift Index.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13
First Connecticut Bancorp, Inc.	100.00	117.70	122.70	125.54	127.62	148.38
Russell 2000	100.00	90.23	97.92	104.98	121.63	145.73
SNL New England U.S. Bank	100.00	92.43	102.89	107.80	145.87	166.68
SNL New England U.S. Thrift	100.00	97.83	96.82	103.88	123.09	131.08

Source : SNL Financial LC, Charlottesville, VA

(B)
Not Applicable

(C)
During the quarter ending December 31, 2013, the Company made the following repurchases of its common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	2,659	$14.55	321,544	1,354,908
November 1-30, 2013	44,026	$14.75	365,570	1,310,882
December 1-31, 2013	1,900	$15.05	367,470	1,308,982

On July 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

	At December 31,
	2013	2012	2011	2010	2009
Selected Financial Condition Data:	(Dollars in thousands)
Total assets	$2,110,028	$1,823,153	$1,618,129	$1,417,161	$1,255,217
Cash and cash equivalents	38,799	50,641	90,296	18,608	28,299
Held to maturity securities	12,983	3,006	3,216	3,672	3,010
Available for sale securities	150,886	138,241	135,003	163,008	121,350
Federal Home Loan Bank of Boston stock	13,136	8,939	7,449	7,449	7,449
Loans receivable, net	1,800,987	1,520,170	1,295,177	1,157,917	1,039,995
Deposits	1,513,501	1,330,455	1,176,682	1,118,222	1,002,780
Federal Home Loan Bank advances	259,000	128,000	63,000	71,000	62,000
Total stockholders’ equity	232,209	241,795	252,499	95,524	94,204
Allowance for loan losses	18,314	17,229	17,533	20,734	16,316
Non-performing loans (*)	14,800	13,782	15,501	17,722	14,846

(*) Non-performing loans include loans for which Farmington Bank does not accrue interest (non-accrual loans) and loans 90 days past due and still accruing interest.

	At December 31,
	2013	2012	2011	2010	2009
Selected Operating Data:	(Dollars in thousands)
Interest income	$62,886	$62,860	$59,025	$60,901	$57,917
Interest expense	9,733	9,628	10,826	11,613	17,408
Net Interest Income	53,153	53,232	48,199	49,288	40,509
Provision for loan losses	1,530	1,380	4,090	6,694	7,896
Net interest income after provision for loan losses	51,623	51,852	44,109	42,594	32,613
Noninterest income	11,012	9,261	5,525	7,051	3,693
Noninterest expense, excluding contribution
to charitable foundation (**)	57,762	56,106	49,573	42,674	34,747
Contribution to charitable foundation (**)	-	-	6,877	-	495
Total noninterest expense	57,762	56,106	56,450	42,674	35,242
Income (loss) before income taxes	4,873	5,007	(6,816)	6,971	1,064
Income tax expense (benefit)	1,169	1,300	(2,577)	2,102	175

Net income (loss)	3,704	3,707	(4,239)	4,869	889

(**) In connection with the Conversion and Reorganization on June 29, 2011, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization, which was funded with a contribution of 687,000 shares of the Company’s common stock.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:	(Dollars in thousands, except per share amounts)
Return on average assets	0.19%	0.22%	(0.27)%	0.35%	0.07%
Return on average equity	1.57%	1.49%	(2.35)%	4.95%	0.95%
Interest rate spread (1)	2.82%	3.16%	3.05%	3.61%	3.30%
Net interest margin (2)	2.99%	3.35%	3.23%	3.75%	3.57%
Non-interest expense to average assets	3.04%	3.29%	3.58%	3.05%	2.94%
Efficiency Ratio (3)	90.02%	89.78%	105.07%	75.75%	79.73%
Efficiency ratio, excluding foundation contribution	90.02%	89.78%	92.27%	75.75%	78.61%
Average interest-earning assets to average
interest-bearing liabilities	131.34%	132.07%	125.24%	115.46%	117.12%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.01%	1.12%	1.34%	1.76%	1.54%
Allowance for loan losses as a percent
of non-performing loans	123.74%	125.01%	113.11%	117.00%	109.90%
Net charge-offs to average loans	0.03%	0.12%	0.61%	0.21%	0.17%
Non-performing loans as a percent of total loans	0.81%	0.90%	1.18%	1.51%	1.41%
Non-performing loans as a percent of total assets	0.70%	0.76%	0.96%	1.25%	1.18%

Per Share Related Data:
Basic and diluted earnings per share (5)	$0.24	$0.22	$(0.29)	n/a	n/a
Dividends per share	$0.12	$0.12	$0.03	n/a	n/a
Dividend ratio payout	50.00%	54.55%	(10.34)%	n/a	n/a

Capital Ratios:
Equity to total assets at end of period	11.01%	13.26%	15.60%	6.74%	7.50%
Average equity to average assets	12.41%	14.55%	11.45%	7.05%	7.80%
Total capital to risk-weighted assets	15.50%	18.80%	22.41%	10.28%	10.48%
Tier I capital to risk-weighted assets	14.36%	17.55%	21.16%	9.02%	9.23%
Tier I capital to total average assets	11.47%	13.89%	15.55%	6.48%	7.37%
Total capital to total average assets	12.22%	14.18%	16.01%	6.80%	7.82%

Other Data:
Number of full service offices	21	19	17	15	12
Number of limited service offices	4	4	4	4	4

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since going public in June of 2011, we have made significant investments in people, technology and franchise.  As we capitalize on these investments we are positioned to benefit from the organization and infrastructure we built to be a scalable bank of at least $3.0 billion in assets.  During 2013, we successfully completed a core banking system conversion which will support our future growth needs, opened two new branches in new markets with tremendous success and organically grew loans and deposits.  We continued to have strong loan growth in both Commercial Real Estate and Commercial and Industrial loans, and we were named the #3 Small Business Administration Lender in the State of Connecticut.  We expect our net interest margins to remain relatively stable in the existing interest rate environment. We continue to incur compliance costs related to the regulations implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Financial highlights for First Connecticut Bancorp for the year ended December 31, 2013 are as follows:

●
Strong Regulatory Capital Ratios:  Our total Risk Based Capital rate at December 31, 2013 is 15.50%.  The minimum ratio to remain Well Capitalized is 10.00%.  Our total Leverage Ratio or Tier I Capital to Average Assets Ratio at December 31, 2013 is 11.47%.  The minimum ratio to remain Well Capitalized is 5.00%.

●	Strong Asset Growth: Total assets increased $286.9 million or 15.7% to $2.1 billion at December 31, 2013.
●
Strong Loan Growth:  Total loans increased $282.3 million or 18.4% to $1.8 billion at December 31, 2013.  This growth was achieved despite resort loans decreasing $29.9 million for the year ended December 31, 2013.

●
Critical loan portfolios experienced very strong loan growth rates and are as follows:  Commercial Real Estate 33.8%, Commercial Loans 31.1%, Real Estate Construction 21.5%, Residential Real Estate 11.6% and Home Equity Line of Credit 6.4%.

●	Core (Critical) Deposits experienced very strong growth. Growth rates are as follows: Savings 8.2%, Money markets 22.1% and Non-interest bearing deposits 24.6%.
●	Checking accounts grew by 13% or 5,141 net new accounts for the year ended December 31, 2013.
●	Noninterest expense to average assets was 3.04% for the year ended December 31, 2013 compared to 3.29% in the prior year.
●
Asset quality continued to improve as non-accrual loans represented 0.81% of total loans at December 31, 2013 compared to 0.90% of total loans in the prior year.  Net charge-offs totaled $445,000 for the year ended December 31, 2013 compared to $1.7 million in the prior year.  Loan delinquencies 30 days and greater decreased $1.5 million to $15.5 million at December 31, 2013 compared to $17.1 million in the prior year.

In addition to the above highlights, we opened two new branch offices in 2013 and our 22nd branch office in January 2014 completing our strategic de novo branch expansion.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service.

●
Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater.  As of December 31, 2013 our total risk-based capital ratio was 15.50%.

●
Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

43

●
Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

●
Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2013.

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

Resort – The remaining portfolio consists of direct receivable loans outside the Northeast which are amortizing to their contractual obligations.  The Company has exited the resort financing market with a residual portfolio remaining.

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate, construction, commercial and resort loans by the present value of expected cash flows discounted at the effective interest rate; the fair value of the collateral, if applicable; or the observable market price for the loan. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement or they are nonaccrual loans with outstanding balances greater than $100,000.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date.  There was an unallocated allowances of $-0- and $22,000 at December 31, 2013 and 2012, respectively.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At December 31, 2013 and 2012, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc.  This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation.  As a result, approximately $6.5 million of charitable contribution carryforward remains at December 31, 2013 resulting in a deferred tax asset of approximately $2.2 million.  The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016.  Therefore, no valuation allowance has been recorded against this deferred tax asset.  Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next three years.  The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At December 31, 2013 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through 2013.  If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of December 31, 2013, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of December 31, 2013, our net deferred tax asset was $14.9 million and there was no valuation allowance.

Pension and Other Postretirement Benefits: On December 27, 2012, the Company announced it froze the non-contributory defined-benefit pension plan and certain other postretirement benefit plans as of February 28, 2013.  All benefits under these plans were frozen as of that date and no additional benefits accrued.

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

Earnings Per Share: Earnings per common share is computed under the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Non-vested restricted stock awards are participating securities as they have non-forfeitable rights to dividends or dividend equivalents. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock options for common stock using the treasury stock method. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share is provided in Note 3 - Earnings Per Share.

    Comparison of Financial Condition at December 31, 2013 and December 31, 2012

    Our total assets increased $286.9 million or 15.7%, to $2.1 billion at December 31, 2013, from $1.8 billion at December 31, 2012, primarily due to an increase of $280.8 million in loans and $22.6 million in securities offset by an $11.8 million decrease in cash and cash equivalents.

    Our investment portfolio totaled $163.9 million or 7.8% of total assets, and $141.2 million or 7.8% of total assets at December 31, 2013 and 2012, respectively. Available-for-sale investment securities totaled $150.9 million at December 31, 2013 compared to $138.2 million at December 31, 2012.  Securities held-to-maturity increased $10.0 million to $13.0 million at December 31, 2013 from $3.0 million at December 31, 2012 as a result of purchasing U.S. Government agency obligations and U.S. Government sponsored residential mortgage-backed securities. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

    Net loans increased $280.8 million or 18.5% at December 31, 2013 to $1.8 billion compared to December 31, 2012 primarily driven by increases in the commercial real estate, commercial construction and residential loan segments which, combined, increased $314.7 million, offset by a $29.9 million decrease in resort loans as we completed our planned exit of the resort financing market in 2013. The allowance for loan losses increased $1.1 million or 6.3% to $18.3 million at December 31, 2013 from $17.2 million at December 31, 2012. At December 31, 2013, the allowance for loan losses represented 1.01% of total loans and 123.74% of non-performing loans, compared to 1.12% of total loans and 125.01% of non-performing loans as of December 31, 2012.

    Total liabilities increased $296.5 million, or 18.7%, to $1.9 billion at December 31, 2013 compared to $1.6 billion at December 31, 2012, primarily due to increases in deposits and FHLBB advances.  Deposits increased $183.0 million or 13.8% to $1.5 billion at December 31, 2013 which includes increases in interest-bearing deposits of $122.1 million and increases in non-interest bearing deposits of $60.9 million due to our continued efforts to obtain more individual, commercial and municipal account relationships.  Federal Home Loan Bank of Boston advances increased $131.0 million to $259.0 million at December 31, 2013 from $128.0 million at December 31, 2012 as we continue to fund our organic loan and securities growth.

    Stockholders’ equity decreased $9.6 million to $232.2 million compared to December 31, 2012 primarily due to the repurchase of 1,306,053 shares of common stock at an average price per share of $14.48 at a cost of $18.9 million, offset by $3.7 million in net income and $3.6 million in share based compensation.  The Company paid cash dividends totaling $1.9 million or $0.12 per share as of December 31, 2013. Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

				For The Years Ended December 31,
	2013			2012			2011
		Interest and			Interest and			Interest and
	Average Balance	Dividends	Yield/Cost	Average Balance	Dividends	Yield/Cost	Average Balance	Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,629,921	$61,911	3.80%	$1,410,822	$61,312	4.35%	$1,194,804	$56,883	4.76%
Securities	130,593	927	0.71%	136,062	1,443	1.06%	152,213	1,823	1.20%
Federal Home Loan Bank of Boston stock	8,981	33	0.37%	7,714	37	0.48%	7,449	16	0.21%
Federal funds and other earning assets	8,398	15	0.18%	33,521	68	0.20%	135,973	303	0.22%
Total interest-earning assets	1,777,893	62,886	3.54%	1,588,119	62,860	3.96%	1,490,439	59,025	3.96%
Noninterest-earning assets	122,381			117,449			86,446
Total assets	$1,900,274			$1,705,568			$1,576,885

Interest-bearing liabilities:
NOW accounts	$277,698	$638	0.23%	$208,161	$389	0.19%	$252,381	$632	0.25%
Money market	362,914	2,878	0.79%	278,179	2,017	0.73%	208,985	1,993	0.95%
Savings accounts	182,952	206	0.11%	171,871	291	0.17%	149,598	334	0.22%
Certificates of deposit	353,677	3,460	0.98%	367,380	3,994	1.09%	419,084	4,706	1.12%
Total interest-bearing deposits	1,177,241	7,182	0.61%	1,025,591	6,691	0.65%	1,030,048	7,665	0.74%
Federal Home Loan Bank of Boston advances	98,486	1,651	1.68%	89,419	1,953	2.18%	66,314	2,061	3.11%
Repurchase agreement borrowings	21,000	713	3.40%	21,000	727	3.46%	21,000	721	3.43%
Repurchase liabilities	56,891	187	0.33%	66,436	257	0.39%	72,543	379	0.52%
Total interest-bearing liabilities	1,353,618	9,733	0.72%	1,202,446	9,628	0.80%	1,189,905	10,826	0.91%
Noninterest-bearing deposits	266,217			213,697			176,459
Other noninterest-bearing liabilities	44,597			41,223			30,018
Total liabilities	1,664,432			1,457,366			1,396,382
Stockholders’ equity	235,842			248,202			180,503
Total liabilities and stockholders’ equity	$1,900,274			$1,705,568			$1,576,885

Net interest income		$53,153			$53,232			$48,199
Net interest rate spread (1)			2.82%			3.16%			3.05%
Net interest-earning assets (2)	$424,275			$385,673			$300,534
Net interest margin (3)			2.99%			3.35%			3.23%
Average interest-earning assets to
average interest-bearing liabilities		131.34%			132.07%			125.26%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net	$3,161	$(2,562)	$599	$8,607	$(4,178)	$4,429
Securities	(86)	(430)	(516)	(190)	(190)	(380)
Federal Home Loan Bank of Boston stock	9	(13)	(4)	1	20	21
Federal funds and other earning assets	(46)	(7)	(53)	(210)	(25)	(235)
Total interest-earning assets	3,038	(3,012)	26	8,208	(4,373)	3,835

Interest-bearing liabilities:
NOW accounts	141	108	249	(87)	(156)	(243)
Money market	650	211	861	99	(75)	24
Savings accounts	20	(105)	(85)	43	(86)	(43)
Certificates of deposit	(145)	(389)	(534)	(607)	(105)	(712)
Total interest-bearing deposits	666	(175)	491	(552)	(422)	(974)
Federal Home Loan Bank of Boston advances	198	(500)	(302)	(657)	549	(108)
Repurchase agreement borrowing	-	(14)	(14)	-	6	6
Repurchase liabilities	(70)	-	(70)	(30)	(92)	(122)
Total interest-bearing liabilities	794	(689)	105	(1,239)	41	(1,198)
(Decrease) increase in net interest income	$2,244	$(2,323)	$(79)	$9,447	$(4,414)	$5,033

    Summary of Operating Results for the Years Ended December 31, 2013 and 2012

    The following discussion provides a summary and comparison of our operating results for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Net interest income	$53,153	$53,232	$(79)	(0.1	) %
Provision for loan losses	1,530	1,380	150	10.9
Noninterest income	11,012	9,261	1,751	18.9
Noninterest expense	57,762	56,106	1,656	3.0
Income before taxes	4,873	5,007	(134)	(2.7)
Income tax expense	1,169	1,300	(131)	(10.1)
Net income	$3,704	$3,707	$(3)	(0.1	) %

    For the year ended December 31, 2013, net income remained flat at $3.7 million compared to the year ended December 31, 2012.

    Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

    Our results of operations depend primarily on net interest income, which is the difference between the interest income on earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. We also generate noninterest income; including service charges on deposit accounts, gain on sale of securities, mortgage banking activities, bank-owned life insurance income, brokerage fees, insurance commissions and other miscellaneous fees. Our noninterest expense primarily consists of salary and employee benefits, occupancy expense, furniture and equipment expenses, FDIC assessments, marketing and other general and administrative expenses. Our results of operations are also affected by our provision for loan losses.

    Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $53.2 million for the years ended December 31, 2013 and 2012.  Net interest income remained flat primarily due to a $2.8 million decrease in interest income on the resort loan portfolio as we completed our planned exit of the resort financing market in 2013 and a $573,000 decrease in investment income offset by a $3.5 million increase in interest income primarily in the commercial and residential portfolios driven by increased loan originations in the period.  Resort loan interest income was $807,000 and $3.8 million for the years ended December 31, 2013 and 2012, respectively.  The yield on average interest-earning assets decreased 42 basis points to 3.54% for the year ended December 31, 2013 from 3.96% for the year ended December 31, 2012.  The decline was due to a 55 basis points decrease in the yield on total average net loans to 3.80% offset by a $219.1 million or 15.5% increase in total average net loans and a 35 basis points decrease in securities to 0.71% as a result of maturing, called and prepaying securities being replaced by lower yielding securities compared to the year ended December 31, 2012.  The cost of average interest-earning liabilities decreased 8 basis points to 0.72% for the year ended December 31, 2013 reflecting lower funding costs.  Net interest margin decreased 36 basis points to 2.99% for the year ended December 31, 2013 compared to 3.35% for the year ended December 31, 2012 due to a low rate environment and a $29.9 million decline in the resort loan portfolio.

    Interest expense for the year ended December 31, 2013 increased slightly $105,000 or 1.1% totaling $9.7 million from $9.6 million in the prior year.  The increase in interest expense resulted from $151.2 million increase in our average interest-bearing liabilities to $1.4 billion offset from a 8 basis points decline in the average cost of interest-bearing liabilities to 0.72% for the year ended December 31, 2013 from 0.80% for the year ended December 31, 2012.  NOW and money market accounts increased 4 and 5 basis points, respectively, offset by a decrease in time deposits and FHLBB advances of 11 and 50 basis points, respectively.  The decline in the average cost of interest-bearing liabilities was largely attributable to our continued implementation of a disciplined pricing strategy, and our success at growing noninterest-bearing deposits at a faster pace than the growth of interest bearing deposits.  Average balances of noninterest-bearing deposits grew at a rate of 25%, while total average interest-bearing deposits grew at a rate of 15% for the year ended December 31, 2013.

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

    Management recorded a provision for loan losses of $1.5 million and $1.4 million for the year ended December 31, 2013 and 2012, respectively.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.  Net charge-offs totaled $445,000 for the year ended December 31, 2013 compared to $1.7 million in the prior year.

    At December 31, 2013, the allowance for loan losses totaled $18.3 million, or 1.01% of total loans and 123.74% of non-accrual loans, compared to an allowance for loan losses of $17.2 million which represented 1.12% of total loans and 125.01% of non-accrual loans at December 31, 2012.

    Noninterest Income: Sources of noninterest income primarily include service charges on deposit accounts, gain on sale of securities, mortgage banking activities, bank-owned life insurance income, brokerage fees, insurance commissions and other miscellaneous fees.

    The following table summarizes noninterest income for the year ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$4,559	$3,714	$845	22.8%
Net gain on sales of investments	340	-	340	100.0
Net gain on loans sold	4,825	3,151	1,674	53.1
Brokerage and insurance fee income	150	123	27	22.0
Bank owned life insurance income	1,316	1,537	(221)	(14.4)
Other	(178)	736	(914)	(124.2)
Total noninterest income	$11,012	$9,261	$1,751	18.9%

    Noninterest income increased $1.8 million to $11.0 million for the year ended December 31, 2013 compared to $9.3 million for the year ended December 31, 2012.  Fees for customer services increased $845,000 or 22.8%.  The Company recognized a $304,000 gain on sales of investments.  Gain on sale of fixed-rate residential mortgage loans increased $1.7 million to $4.8 million compared to $3.2 million for the year ended December 31, 2012 due to an overall increase in volume and margins in our secondary market residential lending program.  Bank owned life insurance income decreased as of December 31, 2013 compared to the prior year due to decreases in policy payouts and income earned as of December 31, 2013.  Other income decreased $914,000 primarily due to a $970,000 decrease in mortgage banking derivatives as a result of a decrease in volume due to rising rates in the fourth quarter of 2013, a $406,000 increase in amortization of mortgage servicing rights offset by a $304,000 increase in loan fees servicing others as our loans serviced for others portfolio increased $137.7 million to $299.0 million at December 31, 2013 compared to $161.3 million at December 31, 2012.

    Noninterest Expense: The following table summarizes noninterest expense for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$34,851	$32,856	$1,995	6.1%
Occupancy expense	4,722	4,491	231	5.1
Furniture and equipment expense	4,079	4,381	(302)	(6.9)
FDIC assessment	1,272	1,170	102	8.7
Marketing	1,995	2,455	(460)	(18.7)
Other operating expenses	10,843	10,753	90	0.8
Total noninterest expense	$57,762	$56,106	$1,656	3.0%

    Noninterest expense, excluding the $1.5 million reduction in pension and other post-retirement benefits expense recognized in the prior year due to the freezing of these plans and the $633,000 in accelerated vesting of stock compensation due to the passing of a key executive in 2013, decreased $464,000 compared to the prior year.  Salaries and employee benefits increased $2.0 million to $32.8 million compared to $32.8 million for the year ended December 31, 2012.  Excluding the pension and other post-retirement benefits expense recognized in the prior year and accelerated vesting of stock compensation due to the passing of a key executive in 2013, salaries and employee benefits decreased $125,000 for the year ended December 31, 2013 compared to December 31, 2012.  Occupancy expense increased $231,000 mainly due to our strategic de novo branch growth.  Furniture and equipment expense decreased $302,000, or 6.9%, to $4.1 million primarily due to lower depreciation compared to the prior year.  Marketing expense decreased $460,000 or 18.7% compared to the prior year primarily due to general expense control initiatives.

    Income Tax Expense: Income tax expense was $1.2 million as of December 31, 2013 compared to $1.3 million in the prior year.

    Summary of Operating Results for the Years Ended December 31, 2012 and 2011

    The following discussion provides a summary and comparison of our operating results for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Net interest income	$53,232	$48,199	$5,033	10.4%
Provision for loan losses	1,380	4,090	(2,710)	(66.3)
Noninterest income	9,261	5,525	3,736	67.6
Noninterest expense	56,106	56,450	(344)	(0.6)
Income before taxes	5,007	(6,816)	11,823	(173.5)
Income tax expense (benefit)	1,300	(2,577)	3,877	(150.4)
Net income	$3,707	$(4,239)	$7,946	(187.4	) %

    For the year ended December 31, 2012, net income increased by $8.0 million to $3.7 million compared to a net loss of $4.2 million for the year ended December 31, 2011.  The loss in 2011 primarily resulted from a $4.5 million expense incurred, net of taxes, for a stock contribution made to the Farmington Bank Community Foundation, Inc. and an $851,000 expense incurred to complete the phase out of the Phantom Stock Plan. The improved performance also resulted from increases in net interest income and noninterest income, and decreases in the provision for loan losses and noninterest expenses.

    Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

    Our results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. We also generate noninterest income; including service charges on deposit accounts, gain on sale of securities, mortgage banking activities, bank-owned life insurance income, brokerage fees, insurance commissions and other miscellaneous fees. Our noninterest expense primarily consists of salary and employee benefits, occupancy expense, furniture and equipment expenses, FDIC assessments, marketing and other general and administrative expenses. Our results of operations are also affected by our provision for loan losses.

    Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income before the provision for loan losses was $53.2 million for the year ended December 31, 2012, compared to $48.2 million for the year ended December 31, 2011. The $5.0 million or 10.4% increase in net interest income was primarily driven by loan growth, an increase in prepayment penalty fees and lower funding costs.  Interest income on loans increased $4.4 million or 7.8% to $61.3 million for the year ended December 31, 2012 from $56.9 million in the prior year due to an increase of $216.0 million or 7.8% in the average balance of loans, partially offset by a 41 basis point decline in the weighted average yield. A decrease of $15.9 million in the average balance of securities for the year ended December 31, 2012 when compared to the year ended December 31, 2011, and a 14 basis point decline in the yield resulted in a $380,000 or 20.8% reduction in the interest and dividends on investments. The decline in yield was primarily due to replacing higher yielding matured securities with lower yielding securities. Other interest income earned on federal funds sold and other short-term investments decreased $235,000 due to the average balance decreasing $102.5 million for the year ended December 31, 2012 when compared to the prior year as a result of investing the proceeds from our IPO to execute on our ongoing strategic initiatives.  The net interest margin increased 12 basis points to 3.35% for the year ended December 31, 2012 compared to 3.23% for the year ended December 31, 2011.  The yield on average interest-earning assets remained flat at 3.96% as a result of offsetting record low residential rates with an increase in our commercial lending and an increase in prepayment penalty fees.  The cost of average interest-earning liabilities decreased 11 basis points to 0.80% for the year ended December 31, 2012 reflecting lower funding costs.

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

    The following table summarizes noninterest income for the year ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$3,714	$3,355	$359	10.7%
Net gain on sales of investments	-	89	(89)	100.0
Net gain on loans sold	3,151	671	2,480	369.6
Brokerage and insurance fee income	123	189	(66)	(34.9)
Bank owned life insurance income	1,537	725	812	112.0
Other	736	496	240	48.4
Total noninterest income	$9,261	$5,525	$3,736	67.6%

    Noninterest income increased $3.8 million or 67.6% to $9.3 million for the year ended December 31, 2012 compared to $5.5 million for the year ended December 31, 2011.  Fees for customer services increased $359,000 or 11%.  Gain on sale of fixed-rate residential mortgage loans increased $2.5 million or 370.0% to $3.2 million compared to $671,000 for the year ended December 31, 2011 due to an expansion in our secondary market residential lending program.  Bank-owned life insurance income increased $812,000 reflecting the purchase of additional insurance within the past twelve months and a policy payout.  Other income increased $240,000 primarily due to an increase in the mortgage banking derivatives.

    Noninterest Expense: The following table summarizes noninterest expense for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$32,856	$28,742	$4,114	14.3%
Occupancy expense	4,491	4,534	(43)	(0.9)
Furniture and equipment expense	4,381	4,047	334	8.3
FDIC assessment	1,170	1,466	(296)	(20.2)
Marketing	2,455	2,474	(19)	(0.8)
Contribution to Farmington Bank
Community Foundation, Inc.	-	6,877	(6,877)	(100.0)
Other operating expenses	10,753	8,310	2,443	29.4
Total noninterest expense	$56,106	$56,450	$(344)	(0.6	) %

    Noninterest expense decreased $344,000 or 0.6% to $56.1 million for the year ended December 31, 2012 compared to $56.5 million for the year ended December 31, 2011.  Salaries and employee benefits increased $4.2 million to $32.9 million compared to $28.7 million for the year ended December 31, 2011.  Excluding the $1.5 million reduction in pension and other post-retirement benefits expense due to the freeze of our non-contributory defined benefit and other post-retirement benefit plans and the $851,000 incurred to phase out the Phantom Stock Plan for the year ended December 31, 2011, salaries and employee benefits increased $6.4 million for the year ended December 31, 2012.  The increase was due to supporting our de novo branch growth, providing the resources to sustain our strategic growth and $2.8 million of employees’ stock compensation expense incurred related to the 2012 Stock Incentive Plan.  Furniture and equipment expense increased $334,000, or 8.3%, to $4.4 million primarily due to opening two new branches during 2012.  We incurred FDIC assessments of $1.2 million for the year ended December 31, 2012, representing a $296,000 decrease compared to the prior year.  As part of our Initial Public Offering in June 2011, we contributed $6.9 million in stock to our charitable foundation to benefit the nonprofit organizations and community organizations within the communities we serve.  Other operating expenses increased $2.4 million to $10.8 million compared to $8.3 million for the year ended December 31, 2011.  The increase was primarily due to directors’ stock compensation expense totaling $1.2 million related to the 2012 Stock Incentive Plan implemented in the current year, a $394,000 loss on the sale of non-strategic properties and a $430,000 increase in office expense to support our growth.

    Income Tax Expense (Benefit): Income taxes increased $3.9 million resulting in a tax expense of $1.3 million for the year ended December 31, 2012 compared to a tax benefit of $2.6 million for the year ended December 31, 2011 primarily due to the tax treatment for the $6.9 million funding of the Farmington Bank Community Foundation, Inc. in the prior year.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate commercial and consumer loans, (ii) maintaining a short average life investment portfolio and (iii) periodically lengthening the term structure of our borrowings from the FHLBB. Additionally, beginning in mid-2010 and throughout 2013, we began selling a portion of our fixed-rate residential mortgages to the secondary market. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

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

At December 31, 2013, income at risk (i.e., the change in net interest income) increased 0.8% and decreased 2.0% and 5.2% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively. At December 31, 2012, income at risk (i.e., the change in net interest income) increased 7.3% and 6.2% and decreased 4.9% based on a 300 basis point increase, a 400 basis point increase and a 100 basis point decrease, respectively, respectively.  The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the years presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At December 31, 2013		At December 31, 2012
300 basis point increase	0.79%		7.31%
400 basis point increase	(2.03	) %	6.23%
100 basis point decrease	(5.22	) %	(4.89	) %

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2013, $38.8 million of our assets were invested in cash and cash equivalents compared to $50.6 million at December 31, 2012. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the years ended December 31, 2013 and 2012, loan originations and purchases, net of collected principal and loan sales, totaled $283.1 million and $248.8 million, respectively.  Cash received from the sales and maturities of investment securities totaled $317.9 million and $360.1 million for the years ended December 31, 2013 and 2012, respectively.  We purchased $331.0 million and $364.0 million of available-for-sale investment securities during the years ended December 31, 2013 and 2012, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At December 31, 2013, we had $259.0 million in advances from the FHLBB and an additional available borrowing limit of $190.6 million, compared to $128.0 million in advances and an additional available borrowing limit of $294.3 million at December 31, 2012, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $527.4 million and $455.7 million at December 31, 2013 and 2012, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at December 31, 2013.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $80.5 million on an overnight basis as of December 31, 2013. The funding arrangement was collateralized by $124.7 million in pledged commercial real estate loans as of December 31, 2013.

We had outstanding commitments to originate loans of $25.7 million and $14.8 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $385.8 million and $355.0 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, time deposits scheduled to mature in less than one year totaled $227.6 million and $239.8 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $82.1 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations

The following tables present information indicating various obligations made by us as of December 31, 2013 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
FHLB Advances (1)	$240,000	$19,000	$-	$-	$259,000
Interest expense payable on FHLB Advances	215	732	-	-	947
Repurchase agreement borrowings	-	10,500	10,500	-	21,000
Operating leases (2)	2,470	4,977	4,686	9,691	21,824
Other liabilities (3)	1,208	2,532	2,658	7,483	13,881
Time deposits with stated maturity dates	227,607	91,435	19,446	-	338,488
Alternative investment unfunded commitment	250	290	-	-	540
Total	$471,750	$129,466	$37,290	$17,174	$655,680

(1)  Secured under a blanket security agreement on qualifying assets, principally mortgage loans.
(2)  Represents non-cancelable operating leases for offices and office equipment.
(3)  Consists of estimated benefit payments over the next 10 years to retirees under unfunded nonqualified pension plans.

Other Commitments

The following tables present information indicating various other commitments made by us as of December 31, 2013 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Approved loan commitments (1)	$25,667	$-	$-	$-	$25,667
Unadvanced portion of construction loans	17,430	41,003	-	6,166	64,599
Ununsed lines for home equity loans (2)	5,619	8,405	15,018	134,213	163,255
Unused revolving lines of credit	-	-	-	354	354
Unused commercial letters of credit	150	550	3,210	-	3,910
Unused commercial lines of credit	90,957	26,379	9,832	26,505	153,673
	$139,823	$76,337	$28,060	$167,238	$411,458

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

Item 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

(C)	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(G)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Connecticut Bancorp, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First Connecticut Bancorp, Inc. and its subsidiary at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers, LLP

Hartford, Connecticut
March 17, 2014

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition

	December 31,
	2013	2012
(Dollars in thousands, except share and per share data)
Assets
Cash and cash equivalents	$38,799	$50,641
Securities held-to-maturity, at amortized cost	12,983	3,006
Securities available-for-sale, at fair value	150,886	138,241
Loans held for sale	3,186	9,626
Loans, net	1,800,987	1,520,170
Premises and equipment, net	20,619	19,967
Federal Home Loan Bank of Boston stock, at cost	13,136	8,939
Accrued income receivable	4,917	4,415
Bank-owned life insurance	38,556	37,449
Deferred income taxes	14,884	15,541
Prepaid expenses and other assets	11,075	15,158
Total assets	$2,110,028	$1,823,153
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,205,042	$1,082,869
Noninterest-bearing	308,459	247,586
	1,513,501	1,330,455
Federal Home Loan Bank of Boston advances	259,000	128,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	50,816	54,187
Accrued expenses and other liabilities	33,502	47,716
Total liabilities	1,877,819	1,581,358

Commitments and contingencies (Note 20)	-	-

Stockholders’ Equity

Common stock, $0.01 par value, 30,000,000 shares authorized; 18,035,335 shares issued and 16,457,642 shares outstanding at December 31, 2013 and 18,076,971 shares issued and 17,714,481 shares outstanding at December 31, 2012	181	181
Additional paid-in-capital	175,766	172,386
Unallocated common stock held by ESOP	(13,747)	(14,806)
Treasury stock, at cost (1,577,693 shares at December 31, 2013 and 362,490 shares at December 31, 2012)	(22,599)	(4,860)
Retained earnings	96,832	95,006
Accumulated other comprehensive loss	(4,224)	(6,112)
Total stockholders’ equity	232,209	241,795
Total liabilities and stockholders’ equity	$2,110,028	$1,823,153

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2013	2012	2011
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$48,728	$45,867	$42,552
Other	13,183	15,445	14,331
Interest and dividends on investments
United States Government and agency obligations	478	939	1,373
Other bonds	230	266	191
Corporate stocks	252	275	275
Other interest income	15	68	303
Total interest income	62,886	62,860	59,025
Interest expense
Deposits	7,182	6,691	7,665
Federal Home Loan Bank of Boston advances	1,651	1,953	2,061
Repurchase agreement borrowings	713	727	721
Repurchase liabilities	187	257	379
Total interest expense	9,733	9,628	10,826
Net interest income	53,153	53,232	48,199
Provision for loan losses	1,530	1,380	4,090
Net interest income after provision for loan losses	51,623	51,852	44,109
Noninterest income
Fees for customer services	4,559	3,714	3,355
Net gain on sale of investments	340	-	89
Net gain on loans sold	4,825	3,151	671
Brokerage and insurance fee income	150	123	189
Bank owned life insurance income	1,316	1,537	725
Other	(178)	736	496
Total noninterest income	11,012	9,261	5,525
Noninterest expense
Salaries and employee benefits	34,851	32,856	28,742
Occupancy expense	4,722	4,491	4,534
Furniture and equipment expense	4,079	4,381	4,047
FDIC assessment	1,272	1,170	1,466
Marketing	1,995	2,455	2,474
Contribution to Farmington Bank Community Foundation, Inc.	-	-	6,877
Other operating expenses	10,843	10,753	8,310
Total noninterest expense	57,762	56,106	56,450
Income (loss) before income taxes	4,873	5,007	(6,816)
Income tax expense (benefit)	1,169	1,300	(2,577)
Net income (loss)	$3,704	$3,707	$(4,239)

Net earnings (loss) per share (1) (See Note 3):
Basic	$0.24	$0.22	$(0.29)
Diluted	0.24	0.22	(0.29)
Dividends per share	0.12	0.12	0.03
Pro forma net income (loss) per share (2):
Basic and Diluted	N/A	N/A	$(0.24)

(1)   Net loss per share for the year ended December 31, 2011 reflects earnings for the period from June 29, 2011, the date the Company completed a Plan of Conversion and Reorganization to December 31, 2011.

(2)   Pro forma net loss per share assumes the Company’s shares are outstanding for all periods prior to the completion of the Plan of Conversion and Reorganization on June 29, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	2013	2012	2011
(Dollars in thousands)
Net income (loss)	$3,704	$3,707	$(4,239)
Other comprehensive income (loss), before tax
Unrealized losses on securities:
Unrealized holding losses arising during the year	(1,263)	(353)	(715)
Less: reclassification adjustment for gains
included in net income	340	-	89
Net change in unrealized losses	(923)	(353)	(626)
Change related to employee benefit plans	3,783	(674)	(3,789)
Other comprehensive income (loss), before tax	2,860	(1,027)	(4,415)
Income tax expense (benefit)	972	(349)	(1,501)
Other comprehensive income (loss), net of tax	1,888	(678)	(2,914)
Comprehensive income (loss)	$5,592	$3,029	$(7,153)

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Income (Loss)	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2010	-	$-	$-	$-	$-	$98,044	$(2,520)	$95,524
Issuance of common stock for initial public offering,
net of expenses of $4.1 million (Note 1)	17,192,500	172	167,805	-	-	-	-	167,977
Issuance of common stock to Farmington Bank Community
Foundation, Inc. including additional tax benefit due to
higher basis for tax purposes	687,700	7	7,123	-	-	-	-	7,130
Purchase of common stock for Employee Stock
Ownership Plan “ESOP”	-	-	-	(11,545)	-	-	-	(11,545)
ESOP shares committed to be released	-	-	47	1,055	-	-	-	1,102
Cash dividend paid ($0.03 per common share)	-	-	-	-	-	(536)	-	(536)
Net loss	-	-	-	-	-	(4,239)	-	(4,239)
Other comprehensive loss	-	-	-		-	-	(2,914)	(2,914)
Balance at December 31, 2011	17,880,200	179	174,975	(10,490)	-	93,269	(5,434)	252,499
Purchase of common stock for Employee Stock
Ownership Plan (“ESOP”)	-	-	-	(5,376)	-	-	-	(5,376)
ESOP shares released and committed to be released	-	-	203	1,060	-	-	-	1,263
Additional tax benefit related to the issuance
of common stock to the Farmington Bank
Community Foundation, Inc.	-	-	18	-	-	-	-	18
Cash dividend paid ($0.12 per common share)	-	-	-	-	-	(1,970)	-	(1,970)
Treasury stock acquired	(849,437)	-	-	-	(11,283)	-	-	(11,283)
Treasury stock issued for restricted stock	486,947	-	(6,423)	-	6,423	-	-	-
Issuance of common stock for restricted stock	228,261	2	(2)	-	-	-	-	-
Cancellation of shares for tax withholding	(31,490)	-	(407)	-	-	-	-	(407)
Tax benefits from stock-based compensation	-	-	11	-	-	-	-	11
Share based compensation expense	-	-	4,011	-	-	-	-	4,011
Net income	-	-	-	-	-	3,707	-	3,707
Other comprehensive loss	-	-	-	-	-	-	(678)	(678)
Balance at December 31, 2012	17,714,481	181	172,386	(14,806)	(4,860)	95,006	(6,112)	241,795
ESOP shares released and committed to be released	-	-	345	1,059	-	-	-	1,404
Cash dividend paid ($0.12 per common share)	-	-	-	-	-	(1,878)	-	(1,878)
Treasury stock acquired	(1,306,053)	-	-	-	(18,910)	-	-	(18,910)
Stock options exercised	90,850	-	(6)	-	1,185	-	-	1,179
Cancellation of shares for tax withholding	(41,636)	-	(570)	-	(14)	-	-	(584)
Tax benefits from stock-based compensation	-	-	35	-	-	-	-	35
Share based compensation expense	-	-	3,576	-	-	-	-	3,576
Net income	-	-	-	-	-	3,704	-	3,704
Other comprehensive income	-	-	-	-	-	-	1,888	1,888
Balance at December 31, 2013	16,457,642	$181	$175,766	$(13,747)	$(22,599)	$96,832	$(4,224)	$232,209

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows

	For Year Ended December 31
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$3,704	$3,707	$(4,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,530	1,380	4,090
Provision for off-balance sheet commitments	41	124	28
Depreciation and amortization	3,079	3,309	3,108
Gain on sale of investments	(340)	-	(89)
Amortization of ESOP expense	1,404	1,263	1,102
Share based compensation expense	3,576	4,011	-
Contribution of stock to Farmington Bank Community Foundation, Inc.	-	-	6,877
Loans originated for sale	(173,160)	(100,676)	(40,729)
Proceeds from the sale of loans held for sale	184,425	117,189	41,223
Loss (gain) on fair value adjustment for mortgage banking derivatives	441	(453)	(35)
Loss on fair value adjustment for alternative investments	-	58	-
Loss on sale of foreclosed real estate	59	28	-
Loss on sale of premises and equipment	76	371	-
Net gain on loans sold	(4,825)	(3,151)	(671)
Accretion and amortization of investment security discounts and premiums, net	(51)	(153)	(110)
Amortization and accretion of loan fees and discounts, net	385	(825)	(356)
(Increase) decrease in accrued income receivable	(502)	(230)	42
Deferred income tax	(313)	(1,485)	(804)
Increase in cash surrender value of bank-owned life insurance	(1,207)	(1,286)	(725)
Decrease (increase) in prepaid expenses and other assets	3,486	1,791	(7,288)
(Decrease) increase in accrued expenses and other liabilities	(10,475)	6,443	9,315
Net cash provided by operating activities	11,333	31,415	10,739
Cash flow from investing activities
Maturities of securities held-to-maturity	4	210	665
Maturities, calls and principal payments of securities available-for-sale	317,867	360,553	422,414
Sales of securities available-for-sale	-	-	50
Purchases of securities held-to-maturity	(9,981)	-	(209)
Purchases of securities available-for-sale	(331,043)	(363,991)	(395,126)
Loan originations, net of principal repayments	(283,130)	(248,842)	(141,202)
Purchases of Federal Home Loan Bank of Boston stock, net	(4,197)	(1,490)	-
Purchases of bank-owned life insurance	-	(6,000)	(10,000)
Proceeds from sale of premises and equipment	-	3,146	-
Proceeds from bank-owned life insurance	100	219	-
Proceeds from sale of foreclosed real estate	495	1,070	144
Purchases of premises and equipment	(3,807)	(5,414)	(2,580)
Net cash used in investing activities	(313,692)	(260,539)	(125,844)
Cash flows from financing activities
Proceeds from common stock offering, net of offering cost	-	-	167,977
Purchase of common stock for ESOP	-	(5,376)	(11,545)
Proceeds from Federal Home Loan Bank of Boston advances	131,000	65,000	(8,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	203,902	180,303	126,263
Net decrease in certificates of deposit	(20,856)	(26,530)	(67,803)
Net decrease in repurchase liabilities	(3,371)	(10,279)	(19,563)
Stock options exercised	1,185	-	-
Excess tax benefits from stock-based compensation	35	11	-
Cancellation of shares for tax withholding	(590)	(407)	-
Repurchase of common stock	(18,910)	(11,283)	-
Cash dividend paid	(1,878)	(1,970)	(536)
Net cash provided by financing activities	290,517	189,469	186,793
Net (decrease) increase in cash and cash equivalents	(11,842)	(39,655)	71,688
Cash and cash equivalents at beginning of year	50,641	90,296	18,608
Cash and cash equivalents at end of year	$38,799	$50,641	$90,296

Supplemental disclosure of cash flow information
Cash paid for interest	$9,785	$6,712	$10,825
Cash paid for income taxes	4,300	6	858
Loans transferred to other real estate owned	398	1,345	208

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

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock.  As of December 31, 2013, the Company has repurchased 367,470 of these shares at a cost of $5.3 million.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

First Connecticut Bancorp, Inc.’s only subsidiary is Farmington Bank.  Farmington Bank’s main office is located in Farmington, Connecticut.  Farmington Bank operates twenty-one full service branch offices and four limited services offices in central Connecticut.  Farmington Bank opened its 22nd branch office in January 2014 completing its strategic de novo branch expansion.  Farmington Bank’s primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank’s service area.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Correction of Immaterial Errors Related to Prior Periods

During the year ended December 31, 2013, the Company identified an error related to the accounting for its alternative investments. The Company determined that distributions from the net accumulated earnings of certain funds within the alternative investment portfolio were not recorded as income, as required by ASC Topic 325, “Other Investments”, but were recorded as a reduction of the investment balance. As a result of the error, the Company’s non-interest income and other assets were misstated, as well as income tax expense and deferred income taxes. The Company also recorded the credit risk valuation on customer swaps for all prior periods and reclassified salary costs initially capitalized in the Company’s reorganization in 2011 from stockholders’ equity to compensation expense. The Company reclassified an alternative investment in securities available-for-sale to prepaid expenses and other assets in 2012 and 2011. The Company reviewed the impact of these errors on the prior periods in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and determined that the errors, individually and in the aggregate, are immaterial to previously reported amounts contained in its periodic reports. Accordingly, the Company has revised its Consolidated Balance Sheet for the year ended December 31, 2012 and its Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.  An adjustment of $0.5 million was made to opening retained earnings as of January 1, 2010 to reflect the cumulative effect of the error on years prior to 2010. The effects of recording the immaterial corrections had no net impact on cash provided by or used in the operating, financing or investing activities on the Consolidated Statement of Cash Flows.

The effects of recording the immaterial corrections in the Consolidated Balance Sheet as of December 31, 2012 and 2011 and the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, and for fiscal 2013 quarterly filings to be reported in subsequent periodic filings and presented in Note 19, Quarterly Results of Operations are as follows:

	For the Years Ended December 31,
	2012		2011
	As Previously Reported	As Revised	As Previously Reported	As Revised
(Dollars in thousands)
Consolidated statements of condition information:
Securities available-for-sale, at fair value	$138,481	$138,241	$135,170	$134,930
Deferred income taxes	15,682	15,541	13,907	13,691
Prepaid expenses and other assets	14,570	15,158	15,450	16,073
Total assets	1,822,946	1,823,153	1,617,650	1,618,129
Other liabilities	47,782	47,716	40,522	40,482
Total liabilities	1,581,424	1,581,358	1,365,670	1,365,630
Additional paid-in-capital	172,247	172,386	174,836	174,975
Retained earnings	94,890	95,006	92,937	93,269
Total stockholders’ equity	241,522	241,795	251,980	252,499
Total liabilities and stockholders’ equity	1,822,946	1,823,153	1,617,650	1,618,129

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

	For the Years Ended December 31,
	2012		2011
	As Previously Reported	As Revised	As Previously Reported	As Revised
(Dollars in thousands, except per share data)
Consolidated statements of operations information:
Other noninterest income	$965	$736	$659	$496
Total noninterest income	9,490	9,261	5,688	5,525
Salaries and employee benefits	32,828	32,856	28,605	28,742
Total noninterest expense	56,078	56,106	56,312	56,450
Net income (loss) before taxes	5,264	5,007	(6,515)	(6,816)
Income tax expense (benefit)	1,341	1,300	(2,475)	(2,577)
Net income (loss)	3,923	3,707	(4,040)	(4,239)
Net earnings (loss) per share:
Basic and diluted	0.24	0.22	(0.29)	(0.29)

	For the Three Months		For the Three Months		For the Three Months Ended
	Ended March 31, 2013		Ended June 30, 2013		September 30, 2013
	(unaudited)		(unaudited)		(unaudited)
	As Previously		As Previously		As Previously
	Reported	As Revised	Reported	As Revised	Reported	As Revised
(Dollars in thousands, except per share data)
Consolidated statements of condition information:
Deferred income taxes	$15,810	$15,632	$15,918	$15,732	$16,095	$15,926
Prepaid expenses and other assets	14,416	14,880	12,358	12,808	12,305	12,788
Total assets	1,799,392	1,799,689	1,845,116	1,845,440	1,992,201	1,992,517
Other liabilities	40,078	40,019	39,105	39,068	38,606	38,594
Total liabilities	1,556,523	1,556,475	1,613,936	1,613,899	1,764,665	1,764,653
Retained earnings	95,172	95,521	95,470	95,831	95,873	96,200
Total stockholders’ equity	242,869	243,214	231,180	231,541	227,536	227,864
Total liabilities and stockholders’ equity	1,799,392	1,799,689	1,845,116	1,845,440	1,992,201	1,992,517

Consolidated statements of operations information:
Other noninterest income	85	197	(92)	(68)	(264)	(316)
Total noninterest income	3,538	3,648	2,974	2,999	2,235	2,182
Net income before taxes	1,092	1,202	1,050	1,075	1,193	1,140
Income tax expense	279	316	248	256	292	275
Net income before taxes	813	886	802	819	901	865
Net earnings per share:
Basic and diluted	0.05	0.05	0.05	0.05	0.06	0.06

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

Investment Securities

Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities).  Management determines the appropriate classifications of securities at the time of purchase.  At December 31, 2013 and 2012, the Company had no debt or equity securities classified as trading.  Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity.  All other securities not included in held to maturity are classified as available for sale.  Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.  Available for sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.  Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded.  Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Federal Home Loan Bank of Boston Stock

The Company, which is a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”). Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock.  On February 23, 2012, the FHLBB notified its members it will begin repurchasing capital stock in excess of what is required from its members.  The FHLBB repurchased $312,000 of capital stock from the Company on March 9, 2012.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock.  As of December 31, 2013 and 2012, no impairment has been recognized.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio as of the statement of condition date. The allowance for loan losses consists of a formula allowance following FASB ASC 450 – “Contingencies” and FASB ASC 310 – “Receivables”.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2013.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Resort – The remaining portfolio consists of direct receivable loans outside the Northeast which are amortizing to their contractual obligations.  The Company has exited the resort financing market with a residual portfolio remaining.

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate, construction, commercial and resort loans by the present value of expected cash flows discounted at the effective interest rate; the fair value of the collateral, if applicable; or the observable market price for the loan. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement or they are nonaccrual loans with outstanding balances greater than $100,000.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date.  There was an unallocated allowance of $-0- and $22,000 at December 31, 2013 and 2012, respectively.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans.  The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure.  At the time these properties are foreclosed, the properties are initially recorded at the lower of the related loan balance less any specific allowance for loss or fair value at the date of foreclosure less estimated selling costs.  Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.  Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $393,000 and $549,000 as of December 31, 2013 and 2012, respectively.

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

Pension and Other Postretirement Benefit Plans

On December 27, 2012, the Company announced it froze the non-contributory defined-benefit pension plan and certain other postretirement benefit plans as of February 28, 2013.  All benefits under these plans were frozen as of that date and no additional benefits accrued.

We have a non-contributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2007 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined in the Plan Document. Our funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Security Act of 1974.

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

Repurchase Liabilities

Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Securities are sold to a counterparty with an agreement to repurchase the same or substantially the same security at a specified price and date. The Company has repurchase agreements with commercial or municipal customers that are offered as a commercial banking service. Customer repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Treasury Bills or other U.S. Government securities. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. The Company does not record transactions of repurchase agreements as sales. The securities underlying the repurchase agreements remain in the available-for-sale investment securities portfolio.

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

Employee Stock Ownership Plan (“ESOP”)

The Company accounts for its ESOP in accordance with FASB ASC 718-40, “Compensation – Stock Compensation”. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Stock Incentive Plan

During August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company applies ASC 718, Compensation – “Stock Compensation”, and has recorded stock-based employee compensation cost using the fair value method. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

Earnings Per Share

Earnings per common share is computed under the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Non-vested restricted stock awards are participating securities as they have non-forfeitable rights to dividends or dividend equivalents. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock options for common stock using the treasury stock method. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share is provided in Note 3 - Earnings Per Share.

Segment Reporting

The Company’s only business segment is Community Banking. For the years ended December 31, 2013, 2012 and 2011, this segment represented all the revenues and income of the consolidated group and therefore is the only reported segment as defined by FASB ASC 820, “Segment Reporting”.

Related Party Transactions

Directors and executive officers of the Company and its subsidiary and their associates have been customers of and have had transactions with the Company, and management expects that such persons will continue to have such transactions in the future. See Note 5 of the Notes to Consolidated Financial Statements for further information with respect to loans to related parties.

Reclassifications

Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, an amendment to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. Early adoption is permitted. The adoption of ASU 2014-04 is expected to have no impact on the Company’s financial condition or results of operations.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects”, which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. ASU 2014-01 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of ASU 2014-01 is expected to have no impact on the Company’s financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). ASU No. 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The Company’s adoption of ASU No. 2013-02 had no impact on the Company’s financial condition or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company’s adoption of ASU 2013-01 had no effect on the Company’s consolidated statement of condition or results of operations.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

2.     Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties.  The Company was required to have cash and liquid assets of approximately $5.0 million and $11.9 million to meet these requirements at December 31, 2013 and December 31, 2012.

3.     Earnings Per Share

Earnings per share data is not presented in these consolidated financial statements prior to June 29, 2011 since shares of common stock were not issued until June 29, 2011.

The following table sets forth the calculation of basic and diluted earnings per share:

		For the Year Ended December 31,		For the Period from June 29, 2011 to
		2013	2012	December 31, 2011
(Dollars in thousands, except per share data):

Net income (loss)		$3,704	$3,707	$(5,039)
Less:	Dividends to participating shares	(56)	(34)	-
	Income allocated to participating shares	(55)	(19)	-
Net income allocated to common stockholders		$3,593	$3,654	$(5,039)

Weighted-average shares outstanding		18,059,089	17,943,640	17,880,200

Less:	Average unallocated ESOP shares	(1,195,730)	(1,205,970)	(735,169)
	Average treasury stock	(1,118,785)	(94,104)	-
	Average unvested restricted stock	(491,153)	(184,975)	-
Weighted-average basic shares outstanding		15,253,421	16,458,591	17,145,031

Plus:	Average dilutive shares	16,791	-	-
Weighted-average diluted shares outstanding		15,270,212	16,458,591	17,145,031

Net earnings (loss) per share:
	Basic	$0.24	$0.22	$(0.29)
	Diluted	$0.24	$0.22	$(0.29)

For the years ended December 31, 2013 and 2012, respectively, 26,750 and 1,696,357 options were anti-dilutive and therefore excluded from the earnings per share calculation.
81

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

4.     Investment Securities

Investment securities are summarized as follows:

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale Debt securities:
U.S. Treasury obligations	$126,000	$3	$(3)	$126,000	$-	$-	$126,000
U.S. Government agency obligations	7,006	-	(84)	6,922	-	-	6,922
Government sponsored residential
mortgage-backed securities	9,199	417	-	9,616	-	-	9,616
Corporate debt securities	2,982	122	-	3,104	-	-	3,104
Preferred equity securities	2,100	-	(531)	1,569	-	-	1,569
Marketable equity securities	108	42	(2)	148	-	-	148
Mutual funds	3,710	-	(183)	3,527	-	-	3,527
Total securities available-for-sale	$151,105	$584	$(803)	$150,886	$-	$-	$150,886
Held-to-maturity
U.S. Government agency obligations	$5,000	$-	$-	$5,000	$-	$(70)	$4,930
Government sponsored residential
mortgage-backed securities	4,983	-	-	4,983	-	(27)	4,956
Trust preferred debt security	3,000	-	-	3,000	-	-	3,000
Total securities held-to-maturity	$12,983	$-	$-	$12,983	$-	$(97)	$12,886

	December 31, 2012
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale Debt securities:
U.S. Treasury obligations	$118,984	$5	$(9)	$118,980	$-	$-	$118,980
Government sponsored residential
mortgage-backed securities	9,803	800	-	10,603	-	-	10,603
Corporate debt securities	2,958	195	-	3,153	-	-	3,153
Preferred equity securities	2,100	19	(333)	1,786	-	-	1,786
Marketable equity securities	108	27	(3)	132	-	-	132
Mutual funds	3,585	2	-	3,587	-	-	3,587
Total securities available-for-sale	$137,538	$1,048	$(345)	$138,241	$-	$-	$138,241
Held-to-maturity
Government sponsored residential
mortgage-backed securities	$6	$-	$-	$6	$-	$-	$6
Trust preferred debt security	3,000	-	-	3,000	-	-	3,000
Total securities held-to-maturity	$3,006	$-	$-	$3,006	$-	$-	$3,006

At December 31, 2013, the net unrealized loss on securities available for sale of $219,000, net of a tax benefit of $75,000 or $144,000, is included in accumulated other comprehensive income.  At December 31, 2012, the net unrealized gain on securities available for sale of $703,000, net of income taxes of $239,000 or $465,000, is included in accumulated other comprehensive income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	December 31, 2013
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	6	$63,994	$(3)	$-	$-	$63,994	$(3)
U.S. Government agency obligations	1	6,923	(84)	-	-	6,923	(84)
Government sponsored residential mortgage-backed securities
Preferred equity securities	2	98	(2)	1,471	(529)	1,569	(531)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	3,527	(183)	-	-	3,527	(183)
	11	74,542	(272)	1,476	(531)	76,018	(803)
Held-to-maturity
U.S. Government agency obligations	1	4,960	(70)	-	-	4,930	(70)
Government sponsored residential mortgage-backed securities	1	4,956	(27)	-	-	4,956	(27)
	2	9,916	(97)	-	-	9,886	(97)
Total investment securities in an unrealized loss position	13	$84,458	$(369)	$1,476	$(531)	$85,904	$(900)

	December 31, 2012
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	4	$52,985	$(9)	$-	$-	$52,985	$(9)
Preferred equity securities	1	-	-	1,667	(333)	1,667	(333)
Marketable equity securities	1	-	-	4	(3)	4	(3)
Total investment securities in an unrealized loss position	6	$52,985	$(9)	$1,671	$(336)	$54,656	$(345)

Management believes that no individual unrealized loss as of December 31, 2013 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio.  The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses as of December 31, 2013:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at December 31, 2013.

The Company recorded no other-than-temporary impairment charges during the years ended December 31, 2013, 2012 and 2011.

There were gross realized gains of $340,000, $-0- and $89,000 on sales of securities available for sale for the years ended December 31, 2013, 2012 and 2011, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $116.7 million and $129.6 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated market value of debt securities at December 31, 2013 and 2012 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	December 31, 2013
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$127,981	$128,003	$-	$-
Due after one year through five years	8,007	8,023	-	-
Due after five years through ten years	-	-	5,000	4,930
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities	9,199	9,616	4,983	4,956
	$145,187	$145,642	$12,983	$12,886

	December 31, 2012
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$118,984	$118,980	$-	$-
Due after one year through five years	2,958	3,153	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities	9,803	10,603	6	6
	$131,745	$132,736	$3,006	$3,006

Federal Home Loan Bank of Boston (“FHLBB”) Stock - The Company, as a member of the FHLBB, owned $13.1 million and $8.9 million of FHLBB capital stock at December 31, 2013 and 2012, respectively, which is equal to its FHLBB capital stock requirement.  The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at December 31, 2013 and 2012.  Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis.  The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of December 31, 2013 and 2012.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Alternative Investments - In addition to investment securities, the Company has investments in certain non-public funds, which include limited partnerships, an equity fund and preferred share ownership in other equity ventures. These alternative investments, which totaled $2.4 million and $1.5 million at December 31, 2013 and 2012, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company recognized a $58,000 loss on fair value adjustment in its limited partnerships for the year ended December 31, 2012, included in other noninterest income in the accompanying Consolidated Statements of Operations.  These alternative investments are held at cost.  See a further discussion of fair value in Note 16 - Fair Value Measurements. The Company recognized gains of $32,000 and $167,000 for the years ended December 31, 2013 and 2012, respectively. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Operations.  The Company has $539,000 in unfunded commitments remaining for its alternative investments as of December 31, 2013.

5.            Loans and Allowance for Loan Losses

Loans consisted of the following:

	December 31,	December 31,
	2013	2012
(Dollars in thousands)
Real estate:
Residential	$693,046	$620,991
Commercial	633,764	473,788
Construction	78,191	64,362
Installment	4,516	6,719
Commercial	252,032	192,210
Collateral	1,600	2,086
Home equity line of credit	151,606	142,543
Demand	85	25
Revolving credit	94	65
Resort	1,374	31,232
Total loans	1,816,308	1,534,021

Allowance for loan losses	(18,314)	(17,229)
Net deferred loan costs	2,993	3,378
Loans, net	$1,800,987	$1,520,170

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

A summary of changes in the allowance for loan losses for the years ended December 31, 2013 and 2012 are as follows:

	As of December 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$17,229	$17,533
Provision for loan losses	1,530	1,380
Charge-offs	(523)	(1,913)
Recoveries	78	229
Balance at end of period	$18,314	$17,229

Changes in the allowance for loan losses by segments for the years ended December 31, 2013 and 2012 are as follows:

	For the Year Ended December 31, 2013
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$3,778	$(430)	$6	$293	$3,647
Commercial	8,105	-	-	148	8,253
Construction	760	-	-	392	1,152
Installment	77	-	-	(29)	48
Commercial	2,654	(31)	52	1,071	3,746
Collateral	-	-	-	-	-
Home equity line of credit	1,377	-	-	88	1,465
Demand	-	-	-	-	-
Revolving credit	-	(62)	20	42	-
Resort	456	-	-	(453)	3
Unallocated	22	-	-	(22)	-
	$17,229	$(523)	$78	$1,530	$18,314

	For the Year Ended December 31, 2012
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$2,874	$(337)	$9	$1,232	$3,778
Commercial	8,755	(454)	4	(200)	8,105
Construction	590	-	-	170	760
Installment	92	(9)	7	(13)	77
Commercial	2,140	(33)	194	353	2,654
Collateral	-	-	-	-	-
Home equity line of credit	1,295	(1,019)	-	1,101	1,377
Demand	-	-	-	-	-
Revolving credit	-	(61)	15	46	-
Resort	1,787	-	-	(1,331)	456
Unallocated	-	-	-	22	22
	$17,533	$(1,913)	$229	$1,380	$17,229

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table lists the allocation of the allowance by impairment methodology and by loan segment at December 31, 2013 and 2012:

Loans individually evaluated for impairment:

	December 31, 2013		December 31, 2012
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate:
Residential	$12,225	$360	$10,695	$340
Commercial	21,143	62	17,546	126
Construction	187	-	1,179	6
Installment	215	9	7	-
Commercial	4,096	1,243	5,313	476
Collateral	-	-	-	-
Home equity line of credit	538	-	491	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,219	-	1,626	1
Total	$39,623	$1,674	$36,857	$949

Loans collectively evaluated for impairment:

	December 31, 2013		December 31, 2012
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Real estate:
Residential	$683,966	$3,287	$613,343	$3,438
Commercial	612,517	8,191	456,109	7,979
Construction	78,004	1,152	63,124	754
Installment	4,301	39	6,712	77
Commercial	247,888	2,503	187,466	2,178
Collateral	1,600	-	2,086	-
Home equity line of credit	151,068	1,465	142,056	1,377
Demand	85	-	25	-
Revolving Credit	94	-	65	-
Resort	155	3	29,556	455
Total	$1,779,678	$16,640	$1,500,542	$16,258
Unallocated	-	-	-	22
Total	$1,819,301	$18,314	$1,537,399	$17,229

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following is a summary of loan delinquencies at recorded investment values at December 31, 2013 and 2012:

	December 31, 2013
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate:
Residential	9	$2,586	8	$1,600	20	$8,518	37	$12,704	$-
Commercial	1	231	-	-	1	827	2	1,058	-
Construction	-	-	-	-	1	187	1	187	-
Installment	-	-	-	-	2	47	2	47	-
Commercial	1	5	-	-	6	584	7	589	-
Collateral	2	9	-	-	-	-	2	9	-
Home equity line of credit	1	283	1	183	5	441	7	907	-
Demand	1	10	-	-	-	-	1	10	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	15	$3,124	9	$1,783	35	$10,604	59	$15,511	$-

	December 31, 2012
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate:
Residential	17	$3,080	6	$1,663	16	$7,803	39	$12,546	$-
Commercial	-	-	1	349	2	925	3	1,274	-
Construction	-	-	-	-	1	419	1	419	-
Installment	1	14	-	-	2	73	3	87	-
Commercial	2	1,435	1	66	6	585	9	2,086	-
Collateral	7	57	-	-	-	-	7	57	-
Home equity line of credit	1	75	2	94	3	379	6	548	-
Demand	1	6	-	-	2	40	3	46	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	29	$4,667	10	$2,172	32	$10,224	71	$17,063	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings and loans past due more than 90 days and still accruing interest and other real estate owned.  The following table lists nonperforming assets at:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Nonaccrual loans:
Real estate:
Residential	$10,599	$9,194
Commercial	827	925
Construction	187	419
Installment	162	157
Commercial	2,285	2,351
Collateral	-	-
Home equity line of credit	740	711
Demand	-	25
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	14,800	13,782
Loans 90 days past due and still accruing	-	-
Other real estate owned	393	549
Total nonperforming assets	$15,193	$14,331

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans at December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013			2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without
a valuation allowance:
Real estate:
Residential	$6,900	$7,442	$-	$4,061	$4,495	$-
Commercial	18,463	18,649	-	2,787	2,973	-
Construction	187	433	-	760	761	-
Installment	187	187	-	-	-	-
Commercial	1,268	1,307	-	1,986	1,985	-
Collateral	-	-	-	-	-	-
Home equity line of credit	538	658	-	491	569	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	27,543	28,676	-	10,085	10,783	-

Impaired loans with
a valuation allowance:
Real estate:
Residential	5,325	5,804	360	6,634	6,882	340
Commercial	2,680	2,679	62	14,759	14,753	126
Construction	-	-	-	419	664	6
Installment	28	28	9	7	7	-
Commercial	2,828	2,888	1,243	3,327	3,339	476
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,219	1,218	-	1,626	1,624	1
Total	12,080	12,617	1,674	26,772	27,269	949
Total impaired loans	$39,623	$41,293	$1,674	$36,857	$38,052	$949
90

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table summarizes average recorded investment and interest income recognized on impaired loans:

	For the Year Ended December 31,
	2013		2012		2011
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without
a valuation allowance:
Real estate:
Residential	$5,683	$28	$3,929	$10	$5,042	$425
Commercial	10,695	814	6,048	315	8,925	363
Construction	237	-	592	18	128	7
Installment	52	13	-	-	-	-
Commercial	3,059	28	3,918	184	4,806	230
Collateral	-	-	-	-	-	-
Home equity line of credit	491	-	494	-	844	7
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	56	26	34	-
Total	20,217	883	15,037	553	19,779	1,032

Impaired loans with
a valuation allowance:
Real estate:
Residential	5,872	52	6,864	78	5,876	61
Commercial	8,594	147	11,594	818	7,613	611
Construction	198	-	226	-	574	-
Installment	27	1	4	-	-	-
Commercial	3,854	66	2,111	86	398	22
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	814	2
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	995	47	1,736	32	1,700	16
Total	19,540	313	22,535	1,014	16,975	712
Total impaired loans	$39,757	$1,196	$37,572	$1,567	$36,754	$1,744

Troubled Debt Restructuring

A loan is considered a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower in modifying or renewing the loan the Company would not otherwise consider. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a reduction in the interest rate to market rate or below, a change in the term or movement of past due amounts to the back-end of the loan or refinancing. A loan is placed on non-accrual status upon being restructured, even if it was not previously, unless the modified loan was current for the six months prior to its modification and we believe the loan is fully collectable in accordance with its new terms. The Company’s policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months and one calendar year-end. All troubled debt restructurings are classified as impaired loans and are reviewed for impairment by management on a quarterly basis per Company policy.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The recorded investment balance of TDRs approximated $23.4 million and $29.7 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $15.8 million and $22.1 million while TDRs on nonaccrual status were $7.6 million and $7.6 million at December 31, 2013 and 2012, respectively. At December 31, 2013, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At December 31, 2013 and 2012, the allowance for loan losses included specific reserves of $1.6 million and $889,000 related to TDRs, respectively. For the year ended December 31, 2013 and 2012, the Bank had charge-offs totaling $325,000 million and $1.3 million, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds available to borrowers in TDR status was $332,000 and $872,000 at December 31, 2013 and 2012, respectively. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at December 31, 2013 and 2012:

	December 31, 2013
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	6	$1,814	8	$5,285	14	$7,099
Commercial	12	11,509	-	-	12	11,509
Construction	-	-	1	187	1	187
Installment	3	215	-	-	3	215
Commercial	6	1,033	5	1,799	11	2,832
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	3	307	3	307
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,219	-	-	2	1,219
Total	29	$15,790	17	$7,578	46	$23,368

	December 31, 2012
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	3	$1,068	6	$5,264	9	$6,332
Commercial	12	16,381	-	-	12	16,381
Construction	2	999	1	419	3	1,418
Installment	1	7	-	-	1	7
Commercial	7	2,043	6	1,867	13	3,910
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,626	-	-	2	1,626
Total	27	$22,124	13	$7,550	40	$29,674

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31, 2013
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate:
Residential	7	$1,640	$1,617
Commercial	4	2,242	2,231
Construction	1	187	187
Installment	3	216	215
Commercial	6	2,076	2,101
Home equity line of credit	3	353	307
Total	24	$6,714	$6,658

	For the Year Ended December 31, 2012
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate:
Residential	2	$579	$563
Commercial	7	9,149	8,945
Construction	2	1,002	999
Commercial	1	7	7
Resort	8	2,721	2,332
Total	20	$13,458	$12,846

	For the Year Ended December 31, 2011
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate
Residential	7	$6,094	$5,727
Commercial	6	7,410	7,339
Construction	1	510	510
Commercial	9	6,017	5,817
Resort	2	2,077	2,054
Total	25	$22,108	$21,447

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modication date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate:
Residential	7	$-	$-	$225	$1,392	$1,617
Commercial	4	2,095	-	-	136	2,231
Construction	1	-	-	-	187	187
Installment	3	-	-	34	181	215
Commercial	6	1,951	-	-	150	2,101
Home equity line of credit	3	-	-	14	293	307
Total	24	$4,046	$-	$273	$2,339	$6,658

	For the Year Ended December 31, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate:
Residential	2	$-	$113	$-	$450	$563
Commercial	7	2,441	3,299	-	3,205	8,945
Construction	2	999	-	-	-	999
Commercial	1	-	7	-	-	7
Resort	8	2,169	-	163	-	2,332
Total	20	$5,609	$3,419	$163	$3,655	$12,846

	For the Year Ended December 31, 2011
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	7	$-	$397	$-	$5,330	$5,727
Commercial	6	3,678	-	3,661	-	7,339
Construction	1	510	-	-	-	510
Commercial	9	4,301	-	1,423	93	5,817
Resort	2	-	-	-	2,054	2,054
Total	25	$8,489	$397	$5,084	$7,477	$21,447

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

A TDR is considered to be in re-default once it is more than 30 days past due following a modification.  The following table shows loans modified as a TDR that defaulted during the years ended December 31, 2013, 2012 and 2011, and within twelve months of their modification date.

	For the Year Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate:
Residential	-	$-	2	$1,374	1	$272
Commercial	2	1,758	1	349	-	-
Commercial	2	100	5	1,587	-	-
Home equity line of credit	1	183	-	-	-	-
Total	5	$2,041	8	$3,310	1	$272

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Credit Quality Information

At the time of loan origination, a risk rating based on a nine point grading system is assigned to each commercial-related loan based on the loan officer’s and management’s assessment of the risk associated with each particular loan. This risk assessment is based on an in depth analysis of a variety of factors. More complex loans and larger commitments require the Company’s internal credit risk management department further evaluate the risk rating of the individual loan or relationship, with credit risk management having final determination of the appropriate risk rating. These more complex loans and relationships receive ongoing periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The Company’s risk rating system is designed to be a dynamic system and we grade loans on a “real time” basis. The Company places considerable emphasis on risk rating accuracy, risk rating justification, and risk rating triggers. The Company’s risk rating process has been enhanced with its implementation of industry-based risk rating “cards.” The cards are used by the loan officers and promote risk rating accuracy and consistency on an institution-wide basis. Most loans are reviewed annually as part of a comprehensive portfolio review conducted by management and/or by an independent loan review firm. More frequent reviews of loans rated low pass, special mention, substandard and doubtful are conducted by the credit risk management department. The Company utilizes an independent loan review consulting firm to review its rating accuracy and the overall credit quality of its loan portfolio. The review is designed to provide an evaluation of the portfolio with respect to risk rating profile as well as with regard to the soundness of individual loan files.  The individual loan reviews include an analysis of the creditworthiness of obligors, via appropriate key ratios and cash flow analysis and an assessment of collateral protection.  The consulting firm conducts two loan reviews per year aiming at a 65.0% or higher commercial and industrial loans and commercial real estate portfolio penetration. Summary findings of all loan reviews performed by the outside consulting firm are reported to the board of directors and senior management of the Company upon completion.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2013 and 2012:

	December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$680,111	$1,089	$11,846	$-	$693,046
Commercial	608,289	7,023	18,452	-	633,764
Construction	72,022	-	6,169	-	78,191
Installment	4,251	50	215	-	4,516
Commercial	237,755	970	11,659	1,648	252,032
Collateral	1,600	-	-	-	1,600
Home equity line of credit	149,781	719	1,106	-	151,606
Demand	85	-	-	-	85
Revolving Credit	94	-	-	-	94
Resort	156	-	1,218	-	1,374
Total Loans	$1,754,144	$9,851	$50,665	$1,648	$1,816,308

	December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$606,998	$2,425	$11,568	$-	$620,991
Commercial	434,183	24,902	14,703	-	473,788
Construction	60,293	770	3,299	-	64,362
Installment	6,481	53	185	-	6,719
Commercial	171,776	10,125	10,020	289	192,210
Collateral	2,086	-	-	-	2,086
Home equity line of credit	140,723	704	1,116	-	142,543
Demand	-	-	25	-	25
Revolving Credit	65	-	-	-	65
Resort	29,596	12	1,624	-	31,232
Total Loans	$1,452,201	$38,991	$42,540	$289	$1,534,021

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Mortgage Servicing Rights

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $3.1 million and $1.3 million as of December 31, 2013 and 2012, respectively.  The fair value of these mortgage servicing rights approximated $3.6 million and $1.7 million as of December 31, 2013 and 2012, respectively.  Total loans sold with servicing rights retained were $158.5 million and $92.1 million for the years ended December 31, 2013 and 2012, respectively.  The net gain on loans sold totaled $4.8 million, $3.2 million and $671,000 for the years ended December 31, 2013, 2012 and 2011, respectively, included in the accompanying Consolidated Statements of Operations.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition totaled $299.0 million and $161.3 million at December 31, 2013 and 2012, respectively.  Loan servicing fees for others totaling $608,000 and $305,000 for the years ended December 31, 2013 and 2012, respectively, is included as a component of other noninterest income in the accompanying Consolidated Statements of Operations.

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.

Changes in loans to related parties were as follows:

	At December 31,
	2013	2012
(Dollars in thousands)
Balance, at beginning of year	$716	$702
Loans to related parties who terminated services	(120)	-
Addition of related parties during the year	69	-
Additional loans and advances	81	55
Repayments	(99)	(41)
Balance, at end of year	$647	$716

All related party loans as of December 31, 2013 and 2012 were performing according to their credit terms.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

6.     Premises and Equipment

The following is a summary of the premises and equipment accounts:

	As of December 31,
	2013	2012
(Dollars in thousands)
Land	$1,751	$1,751
Premises and leasehold improvements	22,642	20,576
Furniture and equipment	23,562	24,505
Software	4,307	1,699
	52,262	48,531
Less: accumulated depreciation and amortization	(31,643)	(28,564)
	$20,619	$19,967

For the years ended December 31, 2013, 2012, and 2011 depreciation and amortization expense was $3.1 million, $3.3 million, and $3.1 million, respectively.

7.     Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at December 31, 2013 and 2012.  The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million, which was undrawn at December 31, 2013 and 2012.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2014.  The line was undrawn at December 31, 2013 and 2012.  The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $259.0 million and $128.0 million at December 31, 2013 and 2012, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $677.4 million and $602.2 million at December 31, 2013 and 2012, respectively. The Company has available borrowings of $190.6 million and $294.3 million at December 31, 2013 and 2012, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

FHLBB advances consist of the following:

(Dollars in thousands)			As of December 31,
Advance Date	Interest Rate	Maturity Date	2013	2012
12/31/12	0.31%	01/02/13	$-	$68,000
04/11/08	3.40%	04/11/13	-	9,000
08/29/08	4.26%	08/29/13	-	5,000
12/26/08	3.31%	12/26/13	-	8,000
12/26/08	3.17%	12/26/13	-	2,000
12/31/13	0.28%	01/02/14	68,000	-
12/19/13	0.18%	01/17/14	30,000	-
10/24/13	0.19%	01/24/14	30,000	-
12/31/13	0.16%	01/29/14	55,000	-
10/05/09	2.72%	04/07/14	10,000	10,000
10/24/13	0.22%	04/25/14	20,000	-
10/29/13	0.23%	04/30/14	20,000	-
01/25/10	2.52%	07/25/14	7,000	7,000
04/11/08	3.83%	04/13/15	6,000	6,000
07/12/10	2.25%	07/13/15	7,000	7,000
07/20/10	2.11%	07/20/15	6,000	6,000
			$259,000	$128,000

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $80.5 million and $93.9 million on an overnight basis at December 31, 2013 and 2012, respectively, and was undrawn as of December 31, 2013 and 2012. The funding arrangement was collateralized by $124.7 million and $145.8 million in pledged commercial real estate loans as of December 31, 2013 and 2012, respectively.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $24.0 million and cash of $451,000.

Outstanding borrowings are as follows:

(Dollars in thousands)			As of December 31,
Advance Date	Interest Rate	Maturity Date	2013	2012

March 13, 2008	3.34%	3/13/2018	$6,000	$6,000
March 13, 2008	3.93%	3/13/2018	4,500	4,500
March 13, 2008	3.16%	3/13/2015	10,500	10,500
			$21,000	$21,000

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $50.8 million and $54.2 million at December 31, 2013 and 2012, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $71.3 million and $84.3 million as of December 31, 2013 and 2012, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

8.     Deposits

Deposit balances and weighted average interest rates at December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013		2012
	Amount	Rate	Amount	Rate
(Dollars in thousands)
Noninterest-bearing demand deposits	$308,459		$247,586
Interest-bearing
NOW accounts	285,392	0.23%	227,205	0.19%
Money market	387,225	0.79%	317,030	0.73%
Savings accounts	193,937	0.11%	179,290	0.17%
Time deposits	338,488	0.98%	359,344	1.09%
Total interest-bearing deposits	1,205,042	0.61%	1,082,869	0.65%
Total deposits	$1,513,501		$1,330,455

We have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.  As of December 31, 2013 and December 31, 2012, we have no reciprocal deposits.

Time certificates of deposit in denominations of $100,000 or more approximated $147.7 million and $151.3 million at December 31, 2013 and 2012, respectively.

Contractual maturities of time deposits are as follows:

	As of December 31,
	2013	2012
(Dollars in thousands)
Less than one year	$227,606	$239,796
One to two years	50,179	48,285
Two to three years	41,256	25,689
Three to four years	11,931	33,102
Four to five years	7,516	12,472
Five to six years	-	-
	$338,488	$359,344

Interest expense on deposits are as follows:

	For the Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
NOW accounts	$638	$389	$632
Money market	2,878	2,017	1,993
Savings accounts	206	291	334
Time deposits	3,460	3,994	4,706
Total interest expense	$7,182	$6,691	$7,665

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

On December 27, 2012, the Company announced it would freeze the non-contributory defined-benefit pension plan and certain defined benefit postretirement plans as of February 28, 2013.  All benefits under these plans were frozen as of that date and no additional benefits will accrue.  As a result, the Company recognized a $1.5 million reduction in pension and defined postretirement benefit expenses related to unrecognized prior service costs for the year ended December 31, 2012.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits:
	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at
beginning of year	$24,128	$23,603	$3,330	$3,394
Service cost	-	500	101	75
Interest cost	951	1,087	128	150
Plan participants’ contributions	-	-	-	39
Plan amendments	-	-	-	(386)
Actuarial (gain) loss	(2,213)	2,814	(310)	175
Benefits paid	(957)	(911)	(93)	(117)
Curtailments	-	(2,963)	-	-
Benefit obligation at
end of year	21,909	24,130	3,156	3,330

Change in plan assets:
Fair value of plan assets at
beginning of year	15,403	14,169	-	-
Actual return on plan assets	1,828	919	-	-
Employer contributions	1,622	1,226	93	78
Plan participants’ contributions	-	-	-	39
Benefits paid	(957)	(911)	(93)	(117)
Fair value of plan assets at
end of year	17,896	15,403	-	-

Funded status recognized in the
statements of condition	$(4,013)	$(8,727)	$(3,156)	$(3,330)
Accumulated benefit obligation	$(21,909)	$(24,128)

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized  as a component of net period benefit cost as of December 31, 2013 and 2012:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
(Dollars in thousands)
Prior Service Cost	$-	$-	$222	$255
Actuarial gain	(3,949)	(6,246)	(371)	(604)
Unrecognized components of net periodic
benefit cost in accumulated other
comprehensive income, net of tax	$(3,949)	$(6,246)	$(149)	$(349)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables set forth the components of net periodic pension and benefit costs for the pension plans and other postretirement plans and other amounts recognized in accumulated other comprehensive loss for the retirement plans and post retirement plans for the years ended December 31, 2013, 2012 and 2011:

	Pension Plans
	Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$-	$500	$689
Interest cost	951	1,087	1,058
Expected return on plan assets	(1,135)	(1,036)	(1,078)
Amortization of unrecognized prior
service cost	-	(125)	(125)
Recognized net actuarial loss	573	676	389
Curtailment charge	-	(1,208)	-
Net periodic pension cost	389	(106)	933

Change in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net (gain) loss	(2,907)	2,931	3,366
Amortization of net loss	(573)	(676)	(389)
Amortization of prior service cost	-	1,333	125
Curtailment charge	-	(2,963)	-
Total recognized in other comprehensive income	(3,480)	625	3,102
Total recognized in net periodic pension
cost and other comprehensive income	$(3,091)	$519	$4,035

	Other Postretirement Benefits
	Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$101	$75	$61
Interest cost	128	150	137
Recognized net loss	42	32	-
Amortization of unrecognized prior service cost	(50)	(41)	(48)
Curtailment charge	-	(279)	-
Net periodic pension cost	221	(63)	150

Change in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net (gain) loss	(310)	175	640
Amortization of prior service cost (credit)	-	(107)	48
Amortization of net loss	(42)	(32)	-
Change in prior service costs	50	41	-
Total recognized in other comprehensive income	(302)	77	688
Total recognized in net periodic pension
cost and other comprehensive income	$(81)	$14	$838

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(Dollars in thousands)	Pension Plans	Other Post Retirement Benefits
Prior service cost (credit)	$-	$(50)
Actuarial loss	308	18

Assumptions

The following table presents the significant actuarial assumptions used in preparing the required disclosures:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012

Weighted-average assumptions used to
determine funding status:
Discount rate (1)	4.85%	4.10%	4.75%	3.90%
Rate of compensation increase * (2)	n/a	3.00%	-	-

Weighted-average assumptions used to
determine net periodic pension costs:

Discount rate	4.10%	4.65%	3.90%	4.50%
Expected return on plan assets (2)	7.50%	7.25%	-	-
Rate of compensation increase * (2)	n/a	3.00%	-	-

(1) Weighted average discount rate for the supplemental retirement plan was 4.15% for the year ended December 31, 2013.

(2) Rates not applicable to the supplemental retirement plan.

* The compensation rate increase is not applicable after the Pension Plan freeze on February 28, 2013.

Health Care Trend Assumptions

	At December 31,
	2013	2012

Health care cost trend rate assumed for next year	9.50%	9.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2023	2022

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Effect of a Change in the Health Care Cost Trend Rates
	2013		2012
	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease
(Dollars in thousands)
Effect on total of service and
interest components	$14	$(12)	$23	$(19)
Effect on postretirement benefit
obligation	247	(211)	277	(236)

Discount Rate

The discount rate at December 31, 2013, the plan’s projected benefit obligation cash flows were discounted to December 31, 2013 based on the spot rates from the “Above the Median” Citigroup Pension Discount Curve.  The discount rate model produced a single weighted average discount rate of 4.85% that when used to discount the same plan benefit cash flows, resulted in the same aggregate present value.

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

The following is a description of the valuation methodologies used for the pension plan assets measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Mutual funds: Valued at the net asset value (NAV) of shares held by the Plan at year end whose NAV ‘s are quoted in an active market.

Pooled Separate Accounts (PSA): Valued at its NAV based on the market value of its underlying investments.  If there is no readily available market, its value is the fair value of the underlying investments held in such PSA as determined by the custodian using generally accepted accounting practices and applicable law.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The fair value of the Company’s pension plan assets at December 31, 2013 and 2012 by asset category are listed in the tables below:

	December 31, 2013
	Investments at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Mutual funds:
Fixed income	$6,618	$-	$-	$6,618
Equity	10,283	-	-	10,283
Pooled separate accounts:
Money market separate account	-	394	-	394
Prin high yield separate account	-	601	-	601
	$16,901	$995	$-	$17,896

	December 31, 2012
	Investments at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Mutual funds:
Fixed income	$6,411	$-	$-	$6,411
Equity	7,862	-	-	7,862
Pooled separate accounts:
Money market separate account	-	569	-	569
Prin high yield separate account	-	561	-	561
	$14,273	$1,130	$-	$15,403

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

The Company’s qualified defined benefit pension plan’s weighted-average asset allocations and the Plan’s long-term allocation structure by asset category are as follows:

	Actual Percentage of Fair Value
	At December 31,		Target
	2013	2012	Allocation
High yield and money market funds	5%	7%	5-15%
Equity funds	58%	51%	30-70%
Fixed income funds	37%	42%	30-70%
Total	100%	100%

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Expected Contributions

The Company makes contributions to its funded qualified defined benefit plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets and the present value of the benefit obligation of the plan.  The Company expects to contribute approximately $1.4 million to the qualified defined benefit plan for the year ended December 31, 2014. Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2014 is equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

Expected Benefit Payments

The following is a summary of benefit payments expected to be paid by the non-contributory defined benefit pension plans (dollars in thousands):

2014	1,029
2015	1,065
2016	1,099
2017	1,119
2018	1,162
Years 2019 - 2023	6,547
$12,021

The following is a summary of benefit payments expected to be paid by the medical, dental and life insurance plan (dollars in thousands):

2014	179
2015	180
2016	188
2017	192
2018	185
Years 2019 - 2023	936
$1,860

401(k) Plan

Employees who have completed six months of service and have attained the age of 21 are eligible to participate in the Company’s defined contribution savings plan (“401(k) plan”).  Eligible employees may contribute an unlimited amount (not to exceed IRS limits) of their compensation. The Company may make matching contributions of 100% of the participant’s deferral not to exceed 4% of the participant’s compensation. Contributions by the Company for the year ended December 31, 2013 and 2012 were $765,000 and $702,000, respectively.  On January 1, 2007, the Company made several significant changes to the 401(k) plan:  1) implemented a Safe Harbor provision, which provides a match of 100% for the first 4% of employee contribution and eliminated the vesting schedule for monies matched after January 1, 2007; 2) announced their plan to exercise a discretionary employer contribution which would range from 0% to 11% based on profits and determined by the Board of Directors and management (subject to a vesting schedule) and 3) the definition of compensation was changed to W-2 compensation and the entry dates were changed to quarterly from semi-annual.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Supplemental Plans

The Company has entered into agreements with certain current and retired executives to provide supplemental retirement benefits.  The present values of these future payments, not included in the previous table, are included in accrued expenses and other liabilities in the Statements of Financial Condition.  As of December 31 2013 and 2012, the accrued supplemental retirement liability was $2.8 million and $2.2 million, respectively. For the years ended December 31, 2013, 2012 and 2011 net expense for these supplemental retirement benefits were $720,000, $611,000 and $569,000, respectively.

Employee Stock Ownership Plan

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At December 31, 2013, the loan had an outstanding balance of $13.9 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense was $1.4 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.

Shares held by the ESOP include the following as of December 31, 2013:

Allocated	190,722
Committed to be released	95,361
Unallocated	1,144,333
1,430,416

The fair value of unallocated ESOP shares was $18.4 million at December 31, 2013.

10.	Stock Incentive Plan

In August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (the “Plan”). The Plan provides for a total of 2,503,228 shares of common stock for issuance upon the grant or exercise of awards.  The Plan allows for the granting of 1,788,020 non-qualified stock options and 715,208 shares of restricted stock.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations.  For the years ended December 31, 2013 and 2012, the Company recorded $3.6 million and $4.0 million of share-based compensation expense, respectively, comprised of $1.4 million and $1.6 million of stock option expense, respectively and $2.2 million and $2.4 million of restricted stock expense, respectively.  Expected future compensation expense relating to the 985,307 non-vested options outstanding at December 31, 2013, is $3.1 million over the remaining vesting period of 2.70 years. Expected future compensation expense relating to the 400,325 non-vested restricted shares at December 31, 2013, is $4.6 million over the remaining vesting period of 2.68 years.

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

Weighted-average assumptions for the years ended December 31, 2013 and 2012:

	2013	2012
Weighted per share average fair value of options granted	$3.86	$3.50
Weighted-average assumptions:
Risk-free interest rate	1.53%	0.82%
Expected volatility	31.36%	33.69%
Expected dividend yield	1.70%	1.78%
Weighted-average dividend yield	0.80% - 2.71%	0.86% - 2.89%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the year ended December 31, 2013.

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Stock Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2012	1,696,357	$12.95
Granted	26,750	14.48
Exercised	(90,850)	12.95
Forfeited	(2,400)	12.95
Outstanding at December 31, 2013	1,629,857	$12.98	8.70	$5,095

Exercisable at December 31, 2013	644,550

The total intrinsic value of options exercised during the year ended December 31, 2013 was $177,000.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following is a summary of the status of the Company’s restricted stock for the year ended December 31, 2013.

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at December 31, 2012	572,167	$12.95
Granted	-	-
Vested	(171,842)	12.95
Forfeited	-	-
Unvested at December 31, 2013	400,325	$12.95

11.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, respectively, in accordance with contract thresholds. As of December 31, 2013, the Company maintained a cash balance of $2.0 million with a correspondent bank to collateralize its position. As of December 31, 2013, the Company’s agreement would require the correspondent bank to secure any outstanding receivable in excess of $10.0 million.

Credit-risk-related Contingent Features

The Company’s agreements with its derivative counterparties, contain the following provisions:

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

The Company is in compliance with the above provisions as of December 31, 2013.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		December 31, 2013			December 31, 2012
	Consolidated			Estimated			Estimated
	Balance Sheet	# of	Notional	Fair	# of	Notional	Fair
(Dollars in thousands)	Location	Instruments	Amount	Values	Instruments	Amount	Values
Commercial loan customer
interest rate swap position	Other Assets	22	$66,635	$3,238	35	$105,828	$8,228

Commercial loan customer
interest rate swap position	Other Liabilities	22	82,535	(3,294)	2	7,731	86

Counterparty interest
rate swap position	Other Liabilities	44	149,170	56	37	113,559	(8,314)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2013			2012			2011

		MTM (Loss)			MTM (Loss)			MTM (Loss)
	Interest Income	Gain Recorded		Interest Income	Gain Recorded		Interest Income	Gain Recorded
	Recorded in	in Noninterest		Recorded in	in Noninterest		Recorded in	in Noninterest
	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact
(Dollars in thousands)
Commercial loan customer
interest rate swap position	$3,078	$(4,990)	$(1,912)	$2,416	$1,416	$3,832	$2,143	$5,041	$7,184
Counterparty interest
rate swap position	(3,078)	4,990	1,912	(2,416)	(1,416)	(3,832)	(2,143)	(5,041)	(7,184)
Total	$-	$-	$-	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2013, the notional amount of outstanding rate locks totaled approximately $4.6 million and the notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $6.3 million.  Forward sales, which include mandatory forward commitments, notional amount totaled approximately $2.7 million at December 31, 2013; establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Income Taxes

The components of the income tax provision are as follows:

	For the Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Current provision
Federal	$1,480	$2,783	$(1,782)
State	2	2	9
	1,482	2,785	(1,773)
Deferred benefit
Federal	(313)	(1,485)	(804)
State	-	-	-
	(313)	(1,485)	(804)
Total provision for income taxes	$1,169	$1,300	$(2,577)

The following is a reconciliation of the expected federal statutory tax to the income tax provision as reported in the statements of income:

	For the Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Income tax expense at statutory federal tax rate	$1,657	$1,703	$(2,317)
Changes in cash surrender value of life insurance	(410)	(437)	(247)
Dividends received deduction	(52)	(57)	(61)
State income taxes	1	1	6
ESOP	94	37	-
Death benefits	(37)	(85)	-
Municipal income - net	(114)	-	-
Other - net	30	138	42
Income tax provision as reported	$1,169	$1,300	$(2,577)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax assets are as follows:

	At December 31,
	2013	2012
(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$6,227	$5,857
Accrued pension	213	430
Minimum pension liability and postretirement benefits	3,107	4,350
Charitable contribution carryforward	2,229	2,393
Deferred compensation	2,599	2,439
Accrued bonus	1,082	1,253
Other than temporary impairment on securities
available-for-sale	990	990
Net unrealized loss on securities available-for-sale	74	-
Investment in partnerships	133	123
Stock compensation	1,085	734
Allowance for off-balance sheet provision	148	134
Other	955	592
Gross deferred tax assets	18,842	19,295
Valuation reserve	-	-
Net deferred tax assets	18,842	19,295
Deferred tax liabilities
Net origination fees	2,229	2,028
Fixed assets	608	995
Bond discount accretion	34	23
Net unrealized gain on securities available-for-sale	-	240
Other	1,087	468
Gross deferred tax liabilities	3,958	3,754
Net deferred tax assets	14,884	15,541

The allocation of deferred tax expense (benefit) involving items charged to current year income and items charged directly to capital are as follows:

	At December 31,
	2013	2012
(Dollars in thousands)
Deferred tax benefit allocated to capital	$970	$(365)
Deferred tax benefit allocated to income	(313)	(1,485)
Total change in deferred taxes	$657	$(1,850)

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.  At December 31, 2013 and 2012, the Company has not recorded a valuation allowance against the federal deferred tax assets.

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc.  This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation.  As a result, approximately $6.5 million of charitable contribution carryforward remains at December 31, 2013 resulting in a deferred tax asset of approximately $2.2 million.  The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016.  Therefore, no valuation allowance has been recorded against this deferred tax asset.  Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next three years.  The Company monitors the need for a valuation allowance on a quarterly basis.

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012:

(Dollars in thousands)
Balance at December 31, 2011	$-
Increases based on tax positions related to prior periods	982
Balance at December 31, 2012	982
Settlements	(982)
Balance at December 31, 2013	$-

Interest expense related to uncertain tax positions recognized in income tax expense was $-0-, $61,000 and $-0- for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company had no uncertain tax positions as of December 31, 2013.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through 2013.

13.	Lease Commitments

The Company’s headquarters and certain of the Company’s branch offices are leased under non-cancelable operating leases, which expire at various dates through the year 2033.  Various leases have renewal options of up to an additional thirty years.  Payments on majority of the leases are subject to an escalating payment schedule.  The future minimum rental commitments as of December 31, 2013 for these leases are as follows:

(Dollars in thousands)
2014	$2,470
2015	2,545
2016	2,432
2017	2,340
2018	2,346
Thereafter	9,691
$21,824

Total rental expense for all leases amounted to $2.8 million, $2.5 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	December 31, 2013	December 31, 2012
(Dollars in thousands)
Approved loan commitments	$25,667	$14,761
Unadvanced portion of construction loans	64,599	61,923
Unadvanced portion of resort loans	-	2,768
Unused lines for home equity loans	163,255	146,078
Unused revolving lines of credit	354	402
Unused commercial letters of credit	3,910	8,462
Unused commercial lines of credit	153,673	135,379
	$411,458	$369,773

Financial instruments with off-balance sheet risk had a valuation allowance of $436,000 and $394,000 as of December 31, 2013 and 2012, respectively.

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

At December 31, 2013 and 2012, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  When available, quoted market prices are used.  In other cases, fair values are based on estimates using present value or other valuation techniques.  These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, and estimates of future cash flows, future expected loss experience and other factors.  Changes in assumptions could significantly affect these estimates.  Derived fair value estimates cannot be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the years ended December 31, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available for Sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations and, marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at December 31, 2013 and 2012.

The Company utilizes a third party, nationally-recognized pricing service (“pricing service”); subject to review by management, to estimate fair value measurements for the majority of its investment securities portfolio.  The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things.  The fair value prices on all investment securities are reviewed for reasonableness by management.  Also, management assessed the valuation techniques used by the pricing service based on a review of their pricing methodology to ensure proper pricing and hierarchy classifications.  Management employs procedures to monitor the pricing service’s assumptions and establishes processes to challenge the pricing service’s valuations that appear unusual or unexpected.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Interest Rate Swap Derivatives: The Company’s derivative positions are valued using proprietary models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.  Such derivatives are basic interest rate swaps that do not have any embedded interest rate caps and floors.

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy.

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2013 and 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$126,000	$126,000	$-	$-
U.S. Government agency obligations	6,922	6,922	-	-
Government sponsored residential
mortgage-backed securities	9,616	-	9,616	-
Corporate debt securities	3,104	-	3,104	-
Preferred equity securities	1,569	-	1,569	-
Marketable equity securities	148	148	-	-
Mutual funds	3,527	-	3,527	-
Securities available-for-sale	150,886	133,070	17,816	-
Interest rate swap derivative	3,238	-	3,238	-
Forward loan sales commitments	36	-	-	36
Derivative loan commitments	11	-	-	11
Total	$154,171	$133,070	$21,054	$47

Liabilities
Interest rate swap derivative	$3,294	$-	$3,294	$-
Total	$3,294	$-	$3,294	$-
118

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$118,980	$118,980	$-	$-
Government sponsored residential mortgage-backed securities	10,603	-	10,603	-
Corporate debt securities	3,153	-	3,153	-
Preferred equity securities	1,786	-	1,786	-
Marketable equity securities	372	132	240	-
Mutual funds	3,587	-	3,587	-
Securities available-for-sale	138,481	119,112	19,369	-
Interest rate swap derivative	8,228	-	8,228	-
Derivative loan commitments	450	-	-	450
Forward loan sales commitments	38	-		38
Total	$147,197	$119,112	$27,597	$488

Liabilities
Interest rate swap derivative	$8,314	$-	$8,314	$-
Total	$8,314	$-	$8,314	$-

The following tables present additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available-for-Sale
	For the Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Balance, at beginning of year	$-	$42	$44
Paydowns	-	(42)	(2)
Total (loss) gain - (realized/unrealized):
Included in earnings	-	-	-
Balance, at the end of year	$-	$-	$42

	Derivative and Forward Loan Sales Commitments, Net
	For the Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Balance, at beginning of year	$488	$35	$-
Total realized (loss) gain:
Included in earnings	(441)	453	35
Balance, at the end of year	$47	$488	$35

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at December 31, 2013:

			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$47	Adjusted quoted prices in active markets	Embedded servicing value	1.25%

The embedded servicing value represents the value assigned for mortgage servicing rights and based on management’s judgment.  When the embedded servicing value increases or decrease there is a direct correlation with fair value.

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2013 and 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2013			December 31, 2012
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$5,910	$-	$-	$6,803
Other real estate owned	-	-	277	-	-	-
Mortgage servicing rights	-	-	1,970	-	-	995

The following is a description of the valuation methodologies used for instruments measured on a non-recurring basis:

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

Loans Held for Sale: Loans held for sale are accounted for at the lower of cost or market and are considered to be recognized at fair value when recorded at below cost. The fair value of loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Impaired Loans:  Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements.  Upon foreclosure, the property securing the loan is written down to fair value less selling costs.  The write down is based upon the difference between the appraised value and the book value.  Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2013:

			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs
Mortgage servicing rights	$1,970	Discounted cash flows	Prepayment speed	0% - 29%	9.2%
			Discount rate	n/a	7.8%

Impaired loans	$5,910	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$277	Appraisals	Discount for costs to sell	8% - 10%	9.0%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing.  These are non-public investments which include limited partnerships, an equity fund and preferred share ownership in other equity ventures. These alternative investments totaled $2.4 million and $1.5 million at December 31, 2013 and 2012, respectively.  The alternative investments are carried at cost and are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $539,000 in unfunded commitments remaining for its alternative investments as of December 31, 2013.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2013 and 2012.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		December 31, 2013		December 31, 2012
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$12,983	$12,886	$3,006	$3,006
Securities available-for-sale	See previous table	150,886	150,886	138,481	138,481
Loans	Level 3	1,816,308	1,803,424	1,534,021	1,563,430
Loans held-for-sale	Level 2	3,186	3,188	9,626	9,833
Mortgage servicing rights	Level 3	3,146	3,596	1,327	1,709
Federal Home Loan Bank of Boston stock	Level 2	13,136	13,136	8,939	8,939
Alternative investments	Level 3	2,352	2,778	1,508	2,206
Interest rate swap derivatives	Level 2	3,238	3,238	8,228	8,228
Forward loan sales commitments	Level 3	36	36	38	38
Derivative loan commitments	Level 3	11	11	450	450

Financial liabilities
Deposits other than time deposits	Level 1	1,175,013	1,175,013	971,111	971,111
Time deposits	Level 2	338,488	341,395	359,344	363,156
Federal Home Loan Bank of Boston advances	Level 2	259,000	259,765	128,000	130,062
Repurchase agreement borrowings	Level 2	21,000	21,992	21,000	22,819
Repurchase liabilities	Level 2	50,816	50,816	54,187	54,189
Interest rate swap derivatives	Level 2	3,294	3,294	8,314	8,314

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).

Management believes, as of December 31, 2013 and 2012 that the Company meets all capital adequacy requirements to which it is subject.  As of December 31, 2013, the Company was categorized as well capitalized under the regulatory framework for Prompt Corrective Action.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The actual capital amounts and ratios for the Company and the Bank are also presented in the table:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmington Bank:
At December 31, 2013
Total Capital (to Risk Weighted Assets)	$209,174	12.76%	$131,144	8.00%	$163,929	10.00%
Tier I Capital (to Risk Weighted Assets)	190,424	11.62	65,550	4.00	98,326	6.00
Tier I Capital (to Average Assets)	190,424	9.28	82,079	4.00	102,599	5.00
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$203,612	14.46%	$112,648	8.00%	$140,811	10.00%
Tier I Capital (to Risk Weighted Assets)	185,998	13.21	56,320	4.00	84,481	6.00
Tier I Capital (to Average Assets)	185,998	10.45	71,195	4.00	88,994	5.00
First Connecticut Bancorp, Inc.:
At December 31, 2013
Total Capital (to Risk Weighted Assets)	$254,509	15.50%	$131,359	8.00%	$164,199	10.00%
Tier I Capital (to Risk Weighted Assets)	235,759	14.36	65,671	4.00	98,507	6.00
Tier I Capital (to Average Assets)	235,759	11.47	82,218	4.00	102,772	5.00
At December 31, 2012
Total Capital (to Risk Weighted Assets)	$265,242	18.80%	$112,869	8.00%	$141,086	10.00%
Tier I Capital (to Risk Weighted Assets)	247,619	17.55	56,437	4.00	84,656	6.00
Tier I Capital (to Average Assets)	247,619	13.89	71,309	4.00	89,136	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

18.	Parent Company Statements

The following represents the Parent Company’s condensed Statements of Financial Condition as of December 31, 2013 and 2012, and condensed statements of operations, condensed statements of comprehensive income (loss) and cash flows for the years ended December 31, 2013, 2012 and 2011:

Condensed Statements of Financial Condition

	At December 31,
	2013	2012
(Dollars in thousands)
Assets
Cash and cash equivalents	$36,151	$55,845
Deferred income taxes	2,321	2,607
Due from Farmington Bank	6,118	3,484
Investment in Farmington Bank	186,873	180,174
Prepaid expenses and other assets	805	27
Total assets	$232,268	$242,137

Liabilities	$59	$342
Stockholders’ equity	232,209	241,795
Total liabilities and shareholders’ equity	$232,268	$242,137

Condensed Statements of Operations
	For The Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Interest income	$157	$289	$132
Contribution to Farmington Bank Community Foundation Inc.	-	-	(6,877)
Noninterest expense	(1,627)	(609)	(251)
Income tax benefit	364	25	2,382
Loss before equity in undistributed earnings of Farmington Bank	(1,106)	(295)	(4,614)
Equity in undistributed earnings of Farmington Bank	4,810	4,002	375
Net income (loss)	$3,704	$3,707	$(4,239)

Condensed Statements of Comprehensive Income (Loss)
	For The Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Net income (loss)	$3,704	$3,707	$(4,239)
Other comprehensive income (loss), before tax
Net change in unrealized losses on securities	(923)	(353)	(626)
Change related to employee benefit plans	3,783	(674)	(3,789)
Other comprehensive income (loss), before tax	2,860	(1,027)	(4,415)
Income tax expense (benefit)	972	(349)	(1,501)
Other comprehensive income (loss), net of tax	1,888	(678)	(2,914)
Comprehensive income (loss)	$5,592	$3,029	$(7,153)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	For The Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$3,704	$3,707	$(4,239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Contribution of stock to Farmington Bank
Community Foundation, Inc.	-	-	6,877
Amortization of ESOP expense	1,404	1,263	-
Share based compensation expense	3,576	4,011	-
Equity in undistributed net income of Farmington Bank	(4,811)	(4,003)	(375)
Deferred income tax	286	13	(2,338)
Due from Farmington Bank	(2,634)	(3,484)	-
Increase in prepaid expenses and other assets	(778)	47	(74)
(Decrease) increase in accrued expenses and other liabilities	(283)	338	4
Net cash provided by (used in) operating activities	464	1,892	(145)
Cash flows from investing activities:
Payments received on ESOP note receivable	-	-	1,102
Issuance of ESOP note receivable	-	-	(11,545)
Capital contribution to Farmington Bank	-	-	(83,964)
Net cash used in investing activities	-	-	(94,407)
Cash flows from financing activities:
Proceeds from common stock offering, net of offering cost	-	-	167,977
Purchase of common stock for ESOP	-	(5,376)	-
Cancelation of shares for tax withholding	(576)	(407)	-
Repurchase of common stock	(18,910)	(11,283)	-
Excess tax benefits from stock-based compensation	35	-	-
Exercise of stock options	1,171	-	-
Cash dividend paid	(1,878)	(1,970)	(536)
Net cash (used in) provided by financing activities	(20,158)	(19,036)	167,441
Net (decrease) increase in cash and cash equivalents	(19,694)	(17,144)	72,889
Cash and cash equivalents at beginning of year	55,845	72,989	100
Cash and cash equivalents at end of year	$36,151	$55,845	$72,989

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

19.	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$15,047	$15,336	$15,806	$16,697
Interest expense	2,395	2,449	2,523	2,366
Net interest income	12,652	12,887	13,283	14,331
Provision for loan losses	399	256	215	660
Net interest income after provision for loan losses	12,253	12,631	13,068	13,671
Noninterest income	3,648	2,999	2,182	2,183
Noninterest expense	14,699	14,555	14,110	14,398
Income before income taxes	1,202	1,075	1,140	1,456
Income tax expense	316	256	275	322
Net income	$886	$819	$865	$1,134

Net earnings per share:
Basic and Diluted	$0.05	$0.05	$0.06	$0.07

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$15,427	$15,146	$15,780	$16,507
Interest expense	2,473	2,347	2,393	2,415
Net interest income	12,954	12,799	13,387	14,092
Provision for loan losses	330	520	215	315
Net interest income after provision for loan losses	12,624	12,279	13,172	13,777
Noninterest income	1,226	2,061	2,064	3,910
Noninterest expense	12,629	13,133	16,905	13,439
Income (loss) before income taxes	1,221	1,207	(1,669)	4,248
Income tax expense (benefit)	287	321	(546)	1,238
Net income (loss)	$934	$886	$(1,123)	$3,010

Net earnings (loss) per share:
Basic and Diluted	$0.06	$0.05	$(0.07)	$0.18

20.	Legal Actions

The Company and its subsidiary are involved in various legal proceedings which have arisen in the normal course of business. The Company believes there are no pending actions that will have a material adverse effect on the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, as appropriate, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoppers LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

There were no changes in or disagreements with accountants on accounting and financial disclosures as defined in Regulation S-K, Item 304.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013.

Item 11. Executive Compensation

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 14. Principal Accounting Fees and Services

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

  The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

(C)	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(G)	Notes to Consolidated Financial Statements

(2)	Financial Statements Schedules

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

10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.9.1	Amended Annual Incentive Compensation Plan (filed herewith).

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

130

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

101
Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*

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

First Connecticut Bancorp, Inc.

	By:	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Date: March 17, 2014		Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Patrick Jr.	Chairman of the Board, President and Chief Executive Officer	March 17, 2014
John J. Patrick, Jr.	(Principal Executive Officer)

/s/ Gregory A. White	Executive Vice President and Chief Financial Officer	March 17, 2014
Gregory A. White	(Principal Financial Officer)

/s/ Kimberly Rozanski Ruppert	Senior Vice President and Chief Accounting Officer	March 17, 2014
Kimberly Rozanski Ruppert	(Principal Accounting Officer)

/s/ Ronald A. Bucchi	Director	March 17, 2014
Ronald A. Bucchi

/s/ John J. Carson	Director	March 17, 2014
John J. Carson

/s/ David M. Drew	Director	March 17, 2014
David M. Drew

/s/ Robert F. Edmunds, Jr.	Director	March 17, 2014
Robert F. Edmunds, Jr.

/s/ Kevin S. Ray	Director	March 17, 2014
Kevin S. Ray

/s/ Michael A. Ziebka	Director	March 17, 2014
Michael A. Ziebka

