Form 10-Q
period 2014-03-31
First Connecticut Bancorp, Inc.
filed 2014-05-09
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____

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

As of April 28, 2014, there were 16,153,996 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition at March 31, 2014 (unaudited) and December 31, 2013	1

	Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

Part II. Other Information

Item 1.	Legal Proceedings	58

Item1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults upon Senior Securities	58

Item 4.	Mine Safety Disclosure	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

Signatures		61

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
	2014	2013
(Dollars in thousands, except share and per share data)
Assets
Cash and cash equivalents	$44,110	$38,799
Securities held-to-maturity, at amortized cost	12,872	12,983
Securities available-for-sale, at fair value	163,232	150,886
Loans held for sale	3,035	3,186
Loans, net	1,854,497	1,800,987
Premises and equipment, net	20,436	20,619
Federal Home Loan Bank of Boston stock, at cost	13,137	13,136
Accrued income receivable	4,973	4,917
Bank-owned life insurance	38,838	38,556
Deferred income taxes	14,603	14,884
Prepaid expenses and other assets	12,026	11,075
Total assets	$2,181,759	$2,110,028

Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,330,434	$1,205,042
Noninterest-bearing	303,966	308,459
	1,634,400	1,513,501
Federal Home Loan Bank of Boston advances	206,000	259,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	52,893	50,816
Accrued expenses and other liabilities	36,978	33,502
Total liabilities	1,951,271	1,877,819

Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized;
18,035,335 shares issued and 16,203,933 shares outstanding
at March 31, 2014 and 18,035,335 shares issued and
16,457,642 shares outstanding at December 31, 2013	181	181
Additional paid-in-capital	176,602	175,766
Unallocated common stock held by ESOP	(13,485)	(13,747)
Treasury stock, at cost (1,831,402 shares at March 31, 2014
and 1,577,693 shares at December 31, 2013)	(26,543)	(22,599)
Retained earnings	97,830	96,832
Accumulated other comprehensive loss	(4,097)	(4,224)
Total stockholders’ equity	230,488	232,209
Total liabilities and stockholders’ equity	$2,181,759	$2,110,028

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$13,428	$11,468
Other	3,208	3,314
Interest and dividends on investments
United States Government and agency obligations	189	139
Other bonds	58	59
Corporate stocks	93	62
Other interest income	4	5
Total interest income	16,980	15,047
Interest expense
Deposits	1,694	1,705
Federal Home Loan Bank of Boston advances	319	469
Repurchase agreement borrowings	177	171
Repurchase liabilities	40	50
Total interest expense	2,230	2,395
Net interest income	14,750	12,652
Provision for loan losses	505	399
Net interest income after provision for loan losses	14,245	12,253
Noninterest income
Fees for customer services	1,191	982
Net gain on loans sold	122	2,030
Brokerage and insurance fee income	44	32
Bank owned life insurance income	282	409
Other	123	195
Total noninterest income	1,762	3,648
Noninterest expense
Salaries and employee benefits	8,288	9,034
Occupancy expense	1,349	1,240
Furniture and equipment expense	1,018	1,018
FDIC assessment	328	291
Marketing	378	594
Other operating expenses	2,599	2,522
Total noninterest expense	13,960	14,699
Income before income taxes	2,047	1,202
Income tax expense	555	316
Net income	$1,492	$886
Net earnings per share (See Note 3):
Basic	$0.10	$0.05
Diluted	0.10	0.05
Dividends per share	0.03	0.03

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
(Dollars in thousands)
Net income	$1,492	$886
Other comprehensive income, before tax
Unrealized gains on securities:
Unrealized holding gains arising during the period	136	348
Less: reclassification adjustment for gains
included in net income	-	-
Net change in unrealized gains	136	348
Change related to pension and other postretirement benefit plans	56	135
Other comprehensive income, before tax	192	483
Income tax expense	65	164
Other comprehensive income, net of tax	127	319
Comprehensive income	$1,619	$1,205

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Income (Loss)	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2013	16,457,642	181	175,766	(13,747)	(22,599)	96,832	(4,224)	232,209
ESOP shares released and committed to be released	-	-	107	262	-	-	-	369
Cash dividend paid ($0.03 per common share)	-	-	-	-	-	(494)	-	(494)
Treasury stock acquired	(253,709)	-	-	-	(3,944)	-	-	(3,944)
Tax benefits from stock-based compensation	-	-	4	-	-	-	-	4
Share based compensation expense	-	-	725	-	-	-	-	725
Net income	-	-	-	-	-	1,492	-	1,492
Other comprehensive income	-	-	-	-	-	-	127	127
Balance at March 31, 2014	16,203,933	$181	$176,602	$(13,485)	$(26,543)	$97,830	$(4,097)	$230,488

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$1,492	$886
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	505	399
Provision for off-balance sheet commitments	24	(4)
Depreciation and amortization	791	730
Provision for foreclosed real estate	24	8
Amortization of ESOP expense	369	337
Share based compensation expense	725	1,422
Loans originated for sale	(9,869)	(58,815)
Proceeds from the sale of loans held for sale	10,142	63,870
Gain on fair value adjustment for mortgage banking derivatives	(48)	(6)
Impairment losses on alternative investments	41	-
Net gain on loans sold	(122)	(2,030)
Accretion and amortization of investment security discounts and premiums, net	(21)	(29)
Amortization and accretion of loan fees and discounts, net	(290)	151
(Increase) decrease in accrued income receivable	(56)	69
Deferred income tax	216	(255)
Increase in cash surrender value of bank-owned life insurance	(282)	(300)
(Increase) decrease in prepaid expenses and other assets	(735)	330
Increase (decrease) in accrued expenses and other liabilities	3,501	(7,612)
Net cash provided by (used in) operating activities	6,407	(849)
Cash flow from investing activities
Maturities of securities held-to-maturity	111	3
Maturities, calls and principal payments of securities available-for-sale	84,843	80,867
Purchases of securities available-for-sale	(97,032)	(51,036)
Loan originations, net of principal repayments	(53,951)	(25,067)
(Purchases) redemption of Federal Home Loan Bank of Boston stock, net	(1)	556
Proceeds from bank-owned life insurance	-	100
Purchases of premises and equipment	(608)	(1,527)
Net cash (used in) provided by investing activities	(66,638)	3,896
Cash flows from financing activities
Decrease in Federal Home Loan Bank of Boston advances	(53,000)	(52,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	124,719	48,181
Net decrease in certificates of deposit	(3,820)	(2,544)
Net increase (decrease) in repurchase liabilities	2,077	(10,834)
Excess tax benefits from stock-based compensation	4	-
Cancellation of shares for tax withholding	-	(161)
Repurchase of common stock	(3,944)	(853)
Cash dividend paid	(494)	(531)
Net cash provided by (used in) financing activities	65,542	(18,742)
Net increase (decrease) in cash and cash equivalents	5,311	(15,695)
Cash and cash equivalents at beginning of period	38,799	50,641
Cash and cash equivalents at end of period	$44,110	$34,946

Supplemental disclosure of cash flow information
Cash paid for interest	$2,227	$2,318
Cash paid for income taxes	2	-
Loans transferred to other real estate owned	226	-

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

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock. On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan. On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock. As of March 31, 2014, the Company has repurchased 621,179 of these shares at a cost of $9.2 million. Repurchased shares are held as treasury stock and are available for general corporate purposes.

The consolidated financial statements include the accounts of First Connecticut Bancorp, Inc. and its wholly-owned subsidiary, Farmington Bank, (collectively, the “Company”). Significant inter-company accounts and transactions have been eliminated in consolidation.

First Connecticut Bancorp, Inc.’s only subsidiary is Farmington Bank. Farmington Bank’s main office is located in Farmington, Connecticut. Farmington Bank operates twenty-two full service branch offices and four limited services offices in central Connecticut. Farmington Bank’s primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing within Farmington Bank’s service area.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s 10-K filed on March 17, 2014. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Investment Securities

Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2014 and December 31, 2013, the Company had no debt or equity securities classified as trading. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held to maturity are classified as available for sale. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2014.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at March 31, 2014 and December 31, 2013.

Pension and Other Postretirement Benefit Plans

On December 27, 2012, the Company announced it froze the non-contributory defined-benefit pension plan and certain other postretirement benefit plans as of February 28, 2013. All benefits under these plans were frozen as of that date and no additional benefits accrued.

The Company has a non-contributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2007 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined in the Plan Document. The Company’s funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Security Act of 1974.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before January 1, 1993 become eligible for the benefits if they retire after reaching age 62 with fifteen or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. The Company accrues for the estimated costs of these other post-retirement benefits through charges to expense during the years that employees render service. The Company makes contributions to cover the current benefits paid under this plan.The Company believes the policy for determining pension and other post-retirement benefit expenses is critical because judgments are required with respect to the appropriate discount rate, rate of return on assets, salary increases and other items. The Company reviews and updates the assumptions annually. If the Company’s estimate of pension and post-retirement expense is too low it may experience higher expenses in the future, reducing its net income. If the Company’s estimate is too high, it may experience lower expenses in the future, increasing its net income.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company was required to have cash and liquid assets of approximately $6.6 million and $5.0 million to meet these requirements at March 31, 2014 and December 31, 2013.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

		Three Months Ended March 31,
		2014	2013
(Dollars in thousands, except per share data):
Net income		$1,492	$886
Less:	Dividends to participating shares	(12)	(16)
	Income allocated to participating shares	(26)	(11)
Net income allocated to common stockholders		$1,454	$859

Weighted-average shares outstanding		18,035,335	18,076,832

Less:	Average unallocated ESOP shares	(1,136,335)	(1,231,604)
	Average treasury stock	(1,677,975)	(368,951)
	Average unvested restricted stock	(400,325)	(535,900)
Weighted-average basic shares outstanding		14,820,700	15,940,377

Plus:	Average dilutive shares	100,137	-
Weighted-average diluted shares outstanding		14,920,837	15,940,377

Net earnings per share:
	Basic	$0.10	$0.05
	Diluted	$0.10	$0.05

For the three months ended March 31, 2014 and 2013, respectively, 48,250 and 1,707,307 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	March 31, 2014
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$121,997	$2	$(2)	$121,997	$-	$-	$121,997
U.S. Government agency obligations	24,010	-	(75)	23,935	-	-	23,935
Government sponsored residential mortgage-backed securities	8,369	395	-	8,764	-	-	8,764
Corporate debt securities	2,989	128	-	3,117	-	-	3,117
Preferred equity securities	2,100	2	(414)	1,688	-	-	1,688
Marketable equity securities	108	51	(2)	157	-	-	157
Mutual funds	3,742	-	(168)	3,574	-	-	3,574
Total securities available-for-sale	$163,315	$578	$(661)	$163,232	$-	$-	$163,232
Held-to-maturity
U.S. Government agency obligations	$5,000	$-	$-	$5,000	$-	$(39)	$4,961
Government sponsored residential mortgage-backed securities	4,872	-	-	4,872	20	-	4,892
Trust preferred debt security	3,000	-	-	3,000	-	-	3,000
Total securities held-to-maturity	$12,872	$-	$-	$12,872	$20	$(39)	$12,853

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$126,000	$3	$(3)	$126,000	$-	$-	$126,000
U.S. Government agency obligations	7,006	-	(84)	6,922	-	-	6,922
Government sponsored residential mortgage-backed securities	9,199	417	-	9,616	-	-	9,616
Corporate debt securities	2,982	122	-	3,104	-	-	3,104
Preferred equity securities	2,100	-	(531)	1,569	-	-	1,569
Marketable equity securities	108	42	(2)	148	-	-	148
Mutual funds	3,710	-	(183)	3,527	-	-	3,527
Total securities available-for-sale	$151,105	$584	$(803)	$150,886	$-	$-	$150,886
Held-to-maturity
U.S. Government agency obligations	$5,000	$-	$-	$5,000	$-	$(70)	$4,930
Government sponsored residential mortgage-backed securities	4,983	-	-	4,983	-	(27)	4,956
Trust preferred debt security	3,000	-	-	3,000	-	-	3,000
Total securities held-to-maturity	$12,983	$-	$-	$12,983	$-	$(97)	$12,886

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	1	$23,994	$(2)	$-	$-	$23,994	$(2)
U.S. Government agency obligations	3	16,931	(75)	-	-	16,931	(75)
Preferred equity securities	1	-	-	1,586	(414)	1,586	(414)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	-	-	3,574	(168)	3,574	(168)
	7	40,925	(77)	5,165	(584)	46,090	(661)
Held-to-maturity
U.S. Government agency obligations	1	4,961	(39)	-	-	4,961	(39)
	1	4,961	(39)	-	-	4,961	(39)
Total investment securities in an unrealized loss position	8	$45,886	$(116)	$5,165	$(584)	$51,051	$(700)

	December 31, 2013
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	6	$63,994	$(3)	$-	$-	$63,994	$(3)
U.S. Government agency obligations	1	6,923	(84)	-	-	6,923	(84)
Preferred equity securities	2	98	(2)	1,471	(529)	1,569	(531)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	3,527	(183)	-	-	3,527	(183)
	11	74,542	(272)	1,476	(531)	76,018	(803)
Held-to-maturity
U.S. Government agency obligations	1	4,930	(70)	-	-	4,930	(70)
Government sponsored residential mortgage-backed securities	1	4,956	(27)	-	-	4,956	(27)
	2	9,886	(97)	-	-	9,886	(97)
Total investment securities in an unrealized loss position	13	$84,428	$(369)	$1,476	$(531)	$85,904	$(900)

Management believes that no individual unrealized loss as of March 31, 2014 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses as of March 31, 2014:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at March 31, 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The mutual fund seeks to invest in geographically specific debt securities located in portions of the United States designated by fund shareholders. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at March 31, 2014.

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the three months ended March 31, 2014 and 2013.

There were no gross realized gains on sales of securities available for sale for the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $111.8 million and $116.7 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated market value of debt securities at March 31, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	March 31, 2014
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$123,985	$124,000	$-	$-
Due after one year through five years	25,011	25,049	-	-
Due after five years through ten years	-	-	5,000	4,961
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities	8,369	8,764	4,872	4,892
	$157,365	$157,813	$12,872	$12,853

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $13.1 million of FHLBB capital stock at March 31, 2014 and December 31, 2013 which is equal to its FHLBB capital stock requirement.  The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at March 31, 2014.  Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis.  The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of March 31, 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Alternative Investments

Alternative investments, which totaled $2.3 million and $2.4 million at March 31, 2014 and December 31, 2013, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition.  The Company’s alternative investments include certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and evaluated for potential other-than-temporary impairment at March 31, 2014.  The Company recognized a $41,000 other-than-temporary impairment charge in its limited partnerships for the three months ended March 31, 2014, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations.  See a further discussion of fair value in Note 13 - Fair Value Measurements. The Company recognized profit distributions of $-0- and $91,000 for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in other non-interest income in the accompanying condensed Consolidated Statements of Operations.  The Company has $517,000 in unfunded commitments remaining for its alternative investments as of March 31, 2014.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:
	March 31,	December 31,
	2014	2013
(Dollars in thousands)
Real estate:
Residential	$716,836	$693,046
Commercial	677,948	633,764
Construction	69,476	78,191
Installment	4,109	4,516
Commercial	244,075	252,032
Collateral	1,455	1,600
Home equity line of credit	153,619	151,606
Demand	124	85
Revolving credit	80	94
Resort	1,124	1,374
Total loans	1,868,846	1,816,308

Allowance for loan losses	(17,631)	(18,314)
Net deferred loan costs	3,282	2,993
Loans, net	$1,854,497	$1,800,987

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$18,314	$17,229
Provision for loan losses	505	399
Charge-offs	(1,200)	(306)
Recoveries	12	10
Balance at end of period	$17,631	$17,332

Changes in the allowance for loan losses by segments for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31, 2014
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	year	Charge-offs	Recoveries	loan losses	end of year
(Dollars in thousands)
Real estate:
Residential	$3,647	$(139)	$-	$252	$3,760
Commercial	8,253	(93)	-	441	8,601
Construction	1,152	-	-	(225)	927
Installment	48	-	-	(6)	42
Commercial	3,746	(954)	7	48	2,847
Collateral	-	-	-	-	-
Home equity line of credit	1,465	-	-	(12)	1,453
Demand	-	-	-	-	-
Revolving credit	-	(14)	5	9	-
Resort	3	-	-	(2)	1
Unallocated	-	-	-	-	-
	$18,314	$(1,200)	$12	$505	$17,631

	For the Three Months Ended March 31, 2013
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	year	Charge-offs	Recoveries	loan losses	end of year
(Dollars in thousands)
Real estate:
Residential	$3,778	$(294)	$-	$417	$3,901
Commercial	8,105	-	-	(179)	7,926
Construction	760	-	-	87	847
Installment	77	-	-	(13)	64
Commercial	2,654	-	5	331	2,990
Collateral	-	-	-	-	-
Home equity line of credit	1,377	-	-	16	1,393
Demand	-	-	-	-	-
Revolving credit	-	(12)	5	7	-
Resort	456	-	-	(245)	211
Unallocated	22	-	-	(22)	-
	$17,229	$(306)	$10	$399	$17,332

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$12,757	$608	$12,225	$360
Commercial	20,355	175	21,143	62
Construction	187	-	187	-
Installment	212	8	215	9
Commercial	6,616	426	4,096	1,243
Collateral	-	-	-	-
Home equity line of credit	531	-	538	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,124	1	1,219	-
	41,782	1,218	39,623	1,674

Loans collectively evaluated for impairment:
Real estate:
Residential	$707,593	$3,152	$683,966	$3,287
Commercial	657,409	8,426	612,517	8,191
Construction	69,289	927	78,004	1,152
Installment	3,897	34	4,301	39
Commercial	237,411	2,421	247,888	2,503
Collateral	1,455	-	1,600	-
Home equity line of credit	153,088	1,453	151,068	1,465
Demand	124	-	85	-
Revolving Credit	80	-	94	-
Resort	-	-	155	3
	1,830,346	16,413	1,779,678	16,640
Total	$1,872,128	$17,631	$1,819,301	$18,314

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at March 31, 2014 and December 31, 2013:

					March 31, 2014
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	17	$3,432	-	$-	18	$8,971	35	$12,403	$-
Commercial	1	335	-	-	1	733	2	1,068	-
Construction	-	-	-	-	1	187	1	187	-
Installment	-	-	2	31	2	47	4	78	-
Commercial	-	-	-	-	7	581	7	581	-
Collateral	2	4	-	-	-	-	2	4	-
Home equity line of credit	2	82	-	-	5	471	7	553	-
Demand	1	8	-	-	-	-	1	8	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	23	$3,861	2	$31	34	$10,990	59	$14,882	$-

	December 31, 2013
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	9	$2,586	8	$1,600	20	$8,518	37	$12,704	$-
Commercial	1	231	-	-	1	827	2	1,058	-
Construction	-	-	-	-	1	187	1	187	-
Installment	-	-	-	-	2	47	2	47	-
Commercial	1	5	-	-	6	584	7	589	-
Collateral	2	9	-	-	-	-	2	9	-
Home equity line of credit	1	283	1	183	5	441	7	907	-
Demand	1	10	-	-	-	-	1	10	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	15	$3,124	9	$1,783	35	$10,604	59	$15,511	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned.  The following table lists nonperforming assets at:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Nonaccrual loans:
Real estate:
Residential	$9,954	$10,599
Commercial	733	827
Construction	187	187
Installment	156	162
Commercial	1,305	2,285
Collateral	-	-
Home equity line of credit	639	740
Demand	-	-
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	12,974	14,800
Loans 90 days past due and still accruing	-	-
Other real estate owned	595	393
Total nonperforming assets	$13,569	$15,193

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$7,649	$8,214	$-	$6,900	$7,442	$-
Commercial	16,985	16,984	-	18,463	18,649	-
Construction	187	433	-	187	433	-
Installment	184	184	-	187	187	-
Commercial	4,666	4,707	-	1,268	1,307	-
Collateral	-	-	-	-	-	-
Home equity line of credit	531	657	-	538	658	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	30,202	31,179	-	27,543	28,676	-

Impaired loans with a valuation allowance:
Real estate:
Residential	5,108	5,585	608	5,325	5,804	360
Commercial	3,370	3,648	175	2,680	2,679	62
Construction	-	-	-	-	-	-
Installment	28	28	8	28	28	9
Commercial	1,950	2,979	426	2,828	2,888	1,243
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,124	1,124	1	1,219	1,218	-
Total	11,580	13,364	1,218	12,080	12,617	1,674
Total impaired loans	$41,782	$44,543	$1,218	$39,623	$41,293	$1,674

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

	For the Three Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$6,430	$23	$3,797	$1
Commercial	13,722	256	4,989	54
Construction	94	-	562	10
Installment	96	4	-	-
Commercial	4,025	57	2,746	7
Collateral	-	-	-	-
Home equity line of credit	498	-	497	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	-	-	414	13
Total	24,865	340	13,005	85

Impaired loans with a valuation allowance:
Real estate:
Residential	5,551	20	7,027	17
Commercial	6,269	38	12,720	228
Construction	94	-	331	-
Installment	28	-	10	-
Commercial	2,706	18	3,498	48
Collateral	-	-	-	-
Home equity line of credit	-	-	-	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,276	12	-	-
Total	15,924	88	23,586	293
Total impaired loans	$40,789	$428	$36,591	$378

There was no interest income recognized on a cash basis method of accounting for the three months ended March 31, 2014 and 2013.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The recorded investment balance of TDRs approximated $26.0 million and $23.4 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $18.9 million and $15.8 million while TDRs on nonaccrual status were $7.1 million and $7.6 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, 97% of the accruing TDRs have been performing in accordance with the restructured terms.  At March 31, 2014 and December 31, 2013, the allowance for loan losses included specific reserves of $809,000 and $1.6 million related to TDRs, respectively. For the three months ended March 31, 2014 and 2013, the Bank had charge-offs totaling $982,000 and $293,000, respectively, related to portions of TDRs deemed to be uncollectible.  The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.  The amount of additional funds available to borrowers in TDR status was $535,000 and $332,000 at March 31, 2014 and December 31, 2013, respectively.

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at March 31, 2014 and December 31, 2013:

	March 31, 2014
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate:
Residential	11	$2,276	9	$5,770	20	$8,046
Commercial	12	10,906	-	-	12	10,906
Construction	-	-	1	187	1	187
Installment	3	212	-	-	3	212
Commercial	8	4,425	5	819	13	5,244
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	3	304	3	304
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1	1,124	-	-	1	1,124
Total	35	$18,943	18	$7,080	53	$26,023

	December 31, 2013
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate:
Residential	6	$1,814	8	$5,285	14	$7,099
Commercial	12	11,509	-	-	12	11,509
Construction	-	-	1	187	1	187
Installment	3	215	-	-	3	215
Commercial	6	1,033	5	1,799	11	2,832
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	3	307	3	307
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,219	-	-	2	1,219
Total	29	$15,790	17	$7,578	46	$23,368

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(Dollars in thousands)	Modifications	Modification	Modification (1)	Modifications	Modification	Modification (1)
Troubled debt restructurings:
Real estate:
Residential	7	$1,184	$1,184	3	$588	$588
Construction	-	-	-	1	760	760
Installment	-	-	-	1	7	7
Commercial	2	3,480	3,480	1	3,627	3,627
Home equity line of credit	1	107	107	2	244	244
Demand	-	-	-	1	24	24
Total	10	$4,771	$4,771	9	$5,250	$5,250

(1)  The period end balances are inclusive of all partial paydowns and charge-offs since the modication date.  TDRs fully paid off, charged-off or foreclosed upon by  period end are not included.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate:
Residential	7	$-	$-	$-	$1,184	$1,184
Commercial	2	2,384	-	-	1,096	3,480
Home equity line of credit	1	-	-	-	107	107
Total	10	$2,384	$-	$-	$2,387	$4,771

	For the Three Months Ended March 31, 2013
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	3	$-	$-	$234	$354	$588
Construction	1	760	-	-	-	760
Installment	1	-	-	7	-	7
Commercial	1	3,627	-	-	-	3,627
Home equity line of credit	2	-	-	15	229	244
Demand	1	-	-	24	-	24
Total	9	$4,387	$-	$280	$583	$5,250

A TDR is considered to be in re-default once it is more than 30 days past due following a modification.  Two loans modified as a TDR, a $213,000 residential real estate loan and a $107,000 home equity line of credit, defaulted during the three months ended March 31, 2014, and within twelve months of their modification date.  There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date as of March 31, 2013.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at March 31, 2014 and December 31, 2013:

	March 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$702,719	$1,924	$12,193	$-	$716,836
Commercial	654,303	3,866	19,779	-	677,948
Construction	64,098	77	5,301	-	69,476
Installment	3,870	48	191	-	4,109
Commercial	229,579	1,581	12,235	680	244,075
Collateral	1,455	-	-	-	1,455
Home equity line of credit	151,800	672	1,147	-	153,619
Demand	124	-	-	-	124
Revolving Credit	80	-	-	-	80
Resort	-	-	1,124	-	1,124
Total Loans	$1,808,028	$8,168	$51,970	$680	$1,868,846

	December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$680,111	$1,089	$11,846	$-	$693,046
Commercial	608,289	7,023	18,452	-	633,764
Construction	72,022	-	6,169	-	78,191
Installment	4,251	50	215	-	4,516
Commercial	237,755	970	11,659	1,648	252,032
Collateral	1,600	-	-	-	1,600
Home equity line of credit	149,781	719	1,106	-	151,606
Demand	85	-	-	-	85
Revolving Credit	94	-	-	-	94
Resort	156	-	1,218	-	1,374
Total Loans	$1,754,144	$9,851	$50,665	$1,648	$1,816,308

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Servicing Rights

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $3.1 million as of March 31, 2014 and December 31, 2013.  The fair value of mortgage servicing rights approximated $3.5 million and $3.6 million as of March 31, 2014 and December 31, 2013, respectively.  Total loans sold with servicing rights retained were $4.1 million and $56.1 million for the three months ended March 31, 2014 and 2013, respectively.  The net gain on loans sold totaled $122,000 and $2.0 million for the three months ended March 31, 2014 and 2013, respectively, and is included in the accompanying condensed Consolidated Statements of Operations.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition totaled $300.8 million and $299.0 million at March 31, 2014 and December 31, 2013, respectively.  Loan servicing fees for others totaling $187,000 and $117,000 for the three months ended March 31, 2014 and 2013, respectively, and is included as a component of other noninterest income in the accompanying condensed Consolidated Statements of Operations.

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.  These related party loans totaled $692,000 and $647,000 at March 31, 2014 and December 31, 2013, respectively.  All related party loans were performing according to their credit terms.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at March 31, 2014 and December 31, 2013. The Company has access to a pre-approved unsecured line of credit with a financial institution totaling $20.0 million, which was undrawn at March 31, 2014 and December 31, 2013. The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2014. The line was undrawn at March 31, 2014 and December 31, 2013. The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $206.0 million and $259.0 million at March 31, 2014 and December 31, 2013, respectively. Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $701.5 million and $677.4 million at March 31, 2014 and December 31, 2013, respectively. The Company has available borrowings of $256.3 million and $190.6 million at March 31, 2014 and December 31, 2013, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $79.0 million and $80.5 million on an overnight basis at March 31, 2014 and December 31, 2013, respectively, and was undrawn as of March 31, 2014 and December 31, 2013. The funding arrangement was collateralized by $122.1 million and $124.7 million in pledged commercial real estate loans as of March 31, 2014 and December 31, 2013, respectively.

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $23.0 million and cash of $1.2 million. Outstanding borrowings totaled $21.0 million at March 31, 2014 and December 31, 2013.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The Bank had repurchase liabilities outstanding of $52.9 million and $50.8 million at March 31, 2014 and December 31, 2013, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $57.8 million and $71.3 million as of March 31, 2014 and December 31, 2013, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

7.	Deposits

Deposit balances are as follows:

	March 31,	December 31,
	2014	2013
(Dollars in thousands)
Noninterest-bearing demand deposits	$303,966	$308,459
Interest-bearing
NOW accounts	368,700	285,392
Money market	427,535	387,225
Savings accounts	199,531	193,937
Time deposits	334,668	338,488
Total interest-bearing deposits	1,330,434	1,205,042
Total deposits	$1,634,400	$1,513,501

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to its customers. This program provides enhanced FDIC insurance to participating customers. As of March 31, 2014 and December 31, 2013, there have been no reciprocal deposits.

8.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
(Dollars in thousands)
Service cost	$-	$-	$15	$25
Interest cost	255	237	37	32
Expected return on plan assets	(335)	(284)	-	-
Amortization:
Loss	77	146	5	11
Prior service cost	-	-	(13)	(13)
Net periodic benefit cost	$(3)	$99	$44	$55

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Employee Stock Ownership Plan

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At March 31, 2014, the loan had an outstanding balance of $13.9 million and an interest rate of 4.25%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $369,000 and $337,000 for the three months ended March 31, 2014 and 2013, respectively.

Shares held by the ESOP include the following as of March 31, 2014:

Allocated	286,083
Committed to be released	23,514
Unallocated	1,120,819
1,430,416

The fair value of unallocated ESOP shares was $17.6 million at March 31, 2014.

9.	Stock Incentive Plan

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations. For the three months ended March 31, 2014 and 2013, the Company recorded $725,000 and $1.4 million of share-based compensation expense, respectively, comprised of $299,000 and $518,000 of stock option expense, respectively and $426,000 and $904,000 of restricted stock expense, respectively. Expected future compensation expense relating to the 1,000,107 non-vested options outstanding at March 31, 2014, is $2.9 million over the remaining vesting period of 2.49 years. Expected future compensation expense relating to the 400,325 non-vested restricted shares at March 31, 2014, is $4.2 million over the remaining vesting period of 2.44 years.

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

Weighted-average assumptions for the three months ended March 31, 2014 and 2013:

	2014	2013
Weighted per share average fair value of options granted	$4.27	$3.99
Weighted-average assumptions:
Risk-free interest rate	1.90%	1.12%
Expected volatility	30.56%	32.35%
Expected dividend yield	1.89%	1.67%
Weighted-average dividend yield	1.09% - 2.51%	0.80 - 2.71%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the three months ended March 31, 2014.

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Stock Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2013	1,629,857	$12.98
Granted	21,500	16.39
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2014	1,651,357	$13.02	8.47	$4,354

Exercisable at March 31, 2014	651,250

No options were exercised for the three months ended March 31, 2014 and 2013.

The following is a summary of the status of the Company’s restricted stock for the three months ended March 31, 2014.

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at December 31, 2013	400,325	$12.95
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2014	400,325	$12.95

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

10.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of March 31, 2014, the Company maintained a cash balance of $2.8 million with a correspondent bank to collateralize its position. As of March 31, 2014, the Company’s agreement would require the correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of March 31, 2014.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the condensed consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		March 31, 2014			December 31, 2013
	Consolidated			Estimated			Estimated
	Balance Sheet	# of	Notional	Fair	# of	Notional	Fair
(Dollars in thousands)	Location	Instruments	Amount	Values	Instruments	Amount	Values

Commercial loan customer interest rate swap position	Other Assets	29	$95,215	$3,574	22	$66,635	$3,238

Commercial loan customer interest rate swap position	Other Liabilities	16	56,748	(3,634)	22	82,535	(3,294)

Counterparty interest rate swap position	Other Liabilities	45	151,963	60	44	149,170	56

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying condensed consolidated statements of operations as follows:

	For The Three Months Ended March 31,
	2014			2013

(Dollars in thousands)	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact

Commercial loan customer interest rate swap position	$(855)	$336	$(519)	$676	$(914)	$(238)

Counterparty interest rate swap position	855	(336)	519	(676)	914	238
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2014, the notional amount of outstanding rate locks totaled approximately $10.2 million and the notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $9.2 million. Forward sales, which include mandatory forward commitments, notional amount totaled approximately $6.5 million at March 31, 2014; establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

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

	March 31,	December 31,
	2014	2013
(Dollars in thousands)
Approved loan commitments	$29,143	$25,667
Unadvanced portion of construction loans	50,300	64,599
Unused lines for home equity loans	165,782	163,255
Unused revolving lines of credit	373	354
Unused commercial letters of credit	3,344	3,910
Unused commercial lines of credit	203,763	153,673
	$452,705	$411,458

Financial instruments with off-balance sheet risk had a valuation allowance of $460,000 and $436,000 as of March 31, 2014 and December 31, 2013, respectively.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2014 and December 31, 2013, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

12.	Significant Group Concentrations of Credit Risk

The Company primarily grants commercial, residential and consumer loans to customers located within its primary market area in the state of Connecticut. The majority of the Company’s loan portfolio is comprised of commercial and residential mortgages. The Company has no negative amortization or option adjustable rate mortgage loans.

13.	Fair Value Measurements

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the three months ended March 31, 2014 and 2013.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available for Sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, U.S. Government agency obligations and marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at March 31, 2014 and December 31, 2013.

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

Interest Rate Swap Derivatives: The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, stated interest rate and are classified within Level 2 of the valuation hierarchy. Such derivatives are basic interest rate swaps that do not have any embedded interest rate caps and floors.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2014
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$121,997	$121,997	$-	$-
U.S. Government agency obligations	23,935	23,935	-	-
Government sponsored residential mortgage-backed securities	8,764	-	8,764	-
Corporate debt securities	3,117	-	3,117	-
Preferred equity securities	1,688	-	1,688	-
Marketable equity securities	157	157	-	-
Mutual funds	3,574	-	3,574	-
Securities available-for-sale	163,232	146,089	17,143	-
Interest rate swap derivative	3,574	-	3,574	-
Derivative loan commitments	103	-	-	103
Total	$166,909	$146,089	$20,717	$103

Liabilities
Interest rate swap derivative	$3,634	$-	$3,634	$-
Forward loan sales commitments	7	-	-	7
Total	$3,641	$-	$3,634	$7

	December 31, 2013
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$126,000	$126,000	$-	$-
U.S. Government agency obligations	6,922	6,922	-	-
Government sponsored residential mortgage-backed securities	9,616	-	9,616	-
Corporate debt securities	3,104	-	3,104	-
Preferred equity securities	1,569	-	1,569	-
Marketable equity securities	148	148	-	-
Mutual funds	3,527	-	3,527	-
Securities available-for-sale	150,886	133,070	17,816	-
Interest rate swap derivative	3,238	-	3,238	-
Derivative loan commitments	36	-	-	36
Forward loan sales commitments	11	-		11
Total	$154,171	$133,070	$21,054	$47

Liabilities
Interest rate swap derivative	$3,294	$-	$3,294	$-
Total	$3,294	$-	$3,294	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales
	Commitments, Net
	For the Three Months Ended March 31,
	2014	2013
(Dollars in thousands)
Balance, at beginning of period	$47	$488
Total realized gain:
Included in earnings	49	6
Balance, at the end of period	$96	$494

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	March 31, 2014
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$96	Adjusted quoted prices in active markets	Embedded servicing value	1.29%

	December 31, 2013
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$47	Adjusted quoted prices in active markets	Embedded servicing value	1.25%

The embedded servicing value represents the value assigned for mortgage servicing rights and based on management’s judgment.  When the embedded servicing value increases or decreases there is a direct correlation with fair value.

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2014			December 31, 2013
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$3,387	$-	$-	$5,910
Other real estate owned	-	-	479	-	-	277
Mortgage servicing rights	-	-	-	-	-	1,970

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

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

	March 31, 2014
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs
Impaired loans	$3,387	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$479	Appraisals	Discount for costs to sell	8% - 10%	9.0%

	December 31, 2013
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs
Mortgage servicing rights	$1,970	Discounted cash flows	Prepayment speed	0% - 29%	9.2%
			Discount rate	n/a	7.8%

Impaired loans	$5,910	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$277	Appraisals	Discount for costs to sell	8% - 10%	9.0%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing.  These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.3 million and $2.4 million at March 31, 2014 and December 31, 2013, respectively. The Company recognized a $41,000 other-than-temporary impairment charge in its limited partnerships for the three months ended March 31, 2014, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations.  The Company has $517,000 in unfunded commitments remaining for its alternative investments as of March 31, 2014.

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

Borrowed funds:  The fair value for borrowed funds, including FHLBB advances and repurchase borrowings, are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of agreements.

Repurchase liability:  Repurchase liabilities represent a short-term customer sweep account product.  Because of the short-term nature of these liabilities, the carrying amount approximates its fair value.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		March 31, 2014		December 31, 2013
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$12,872	$12,853	$12,983	$12,886
Securities available-for-sale	See previous table	163,232	163,232	150,886	150,886
Loans	Level 3	1,868,846	1,855,946	1,816,308	1,803,424
Loans held-for-sale	Level 2	3,035	3,044	3,186	3,188
Mortgage servicing rights	Level 3	3,109	3,497	3,146	3,596
Federal Home Loan Bank of Boston stock	Level 2	13,137	13,137	13,136	13,136
Alternative investments	Level 3	2,329	2,395	2,352	2,778
Interest rate swap derivatives	Level 2	3,574	3,574	3,238	3,238
Forward loan sales commitments	Level 3	-	-	36	36
Derivative loan commitments	Level 3	103	103	11	11

Financial liabilities
Deposits other than time deposits	Level 1	1,299,732	1,299,732	1,175,013	1,175,013
Time deposits	Level 2	334,668	337,609	338,488	341,395
Federal Home Loan Bank of Boston advances	Level 2	206,000	206,572	259,000	259,765
Repurchase agreement borrowings	Level 2	21,000	21,916	21,000	21,992
Repurchase liabilities	Level 2	52,893	52,893	50,816	50,816
Interest rate swap derivatives	Level 2	3,634	3,634	3,294	3,294
Forward loan sales commitments	Level 3	7	7	-	-

14.     Regulatory Matters

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

Management believes, as of March 31, 2014 and December 31, 2013 that the Company meets all capital adequacy requirements to which it is subject.  As of March 31, 2014, the Company was categorized as well capitalized under the regulatory framework for Prompt Corrective Action.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

The actual capital amounts and ratios for the Company and the Bank are also presented in the table:

					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At March 31, 2014
Total Capital (to Risk Weighted Assets)	$210,462	12.59%	$133,733	8.00%	$167,166	10.00%
Tier I Capital (to Risk Weighted Assets)	192,371	11.50	66,912	4.00	100,367	6.00
Tier I Capital (to Average Assets)	192,371	9.07	84,838	4.00	106,048	5.00
At December 31, 2013
Total Capital (to Risk Weighted Assets)	$209,174	12.76%	$131,144	8.00%	$163,929	10.00%
Tier I Capital (to Risk Weighted Assets)	190,424	11.62	65,550	4.00	98,326	6.00
Tier I Capital (to Average Assets)	190,424	9.28	82,079	4.00	102,599	5.00

First Connecticut Bancorp, Inc.:
At March 31, 2014
Total Capital (to Risk Weighted Assets)	$252,143	15.05%	$134,030	8.00%	$167,537	10.00%
Tier I Capital (to Risk Weighted Assets)	234,052	13.97	67,016	4.00	100,523	6.00
Tier I Capital (to Average Assets)	234,052	11.02	84,955	4.00	106,194	5.00
At December 31, 2013
Total Capital (to Risk Weighted Assets)	$254,509	15.50%	$131,359	8.00%	$164,199	10.00%
Tier I Capital (to Risk Weighted Assets)	235,759	14.36	65,671	4.00	98,507	6.00
Tier I Capital (to Average Assets)	235,759	11.47	82,218	4.00	102,772	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

15.     Other Comprehensive Income

The following table presents a reconciliation of the changes in components of other comprehensive income for periods indicated, including the amount of income tax expense allocated to each component of other comprehensive income:

	For the Three Months Ended March 31, 2014
			After Tax
	Pre Tax Amount	Tax Expense	Amount
(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities	$136	$(46)	$90
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	136	(46)	90
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	56	(19)	37
Total other comprehensive income	192	(65)	127

	For the Three Months Ended March 31, 2013
			After Tax
	Pre Tax Amount	Tax Expense	Amount
(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities	$348	$(118)	$230
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	348	(118)	230
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	135	(46)	89
Total other comprehensive income	483	(164)	319

(1) Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

16.     Legal Actions

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

45

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

General

Established in 1851, Farmington Bank is a full-service, community bank with 22 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut.  Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across central Connecticut.

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service.

●
Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater.  As of March 31, 2014 our total risk-based capital ratio was 15.05%.

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

46

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

Critical Accounting Policies

The accounting policies followed by us conform with the accounting principles generally accepted in the United States of America. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, income taxes and pension and other post-retirement benefits. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2014.

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

Home equity line of credit – Loans in this segment include home equity loans and lines of credit underwritten with a loan-to-value ratio generally limited to no more than 80.0%, including any first mortgage. Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date.  There was no unallocated allowances at March 31, 2014 and December 31, 2013.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2014 and December 31, 2013, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc.  This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation.  As a result, approximately $6.4 million of charitable contribution carryforward remains at March 31, 2014 resulting in a deferred tax asset of approximately $2.2 million.  The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016.  Therefore, no valuation allowance has been recorded against this deferred tax asset.  Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next three years.  The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At March 31, 2014 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through 2013.  If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of March 31, 2014, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of March 31, 2014, our net deferred tax asset was $14.6 million and there was no valuation allowance.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Our total assets increased $71.7 million or 3.4%, to $2.2 billion at March 31, 2014, from $2.1 billion at December 31, 2013, primarily due to an increase of $53.5 million in loans and $12.3 million in securities available-for-sale.

Our investment portfolio totaled $176.1 million or 8.1% of total assets, and $163.9 million or 7.8% of total assets at March 31, 2014 and December 31, 2013, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $53.5 million or 3.0% at March 31, 2014 to $1.9 billion compared to December 31, 2013 primarily driven by increases in commercial and residential real estate.  The allowance for loan losses decreased $683,000 to $17.6 million at March 31, 2014 from $18.3 million at December 31, 2013. At March 31, 2014, the allowance for loan losses represented 0.94% of total loans and 135.89% of non-performing loans, compared to 1.01% of total loans and 123.74% of non-performing loans as of December 31, 2013.

Total liabilities increased $73.5 million, to $2.0 billion at March 31, 2014 compared to $1.9 billion at December 31, 2013, primarily due to an increase in deposits offset by a decrease in FHLBB advances.  Deposits increased $120.9 million or 8.0% to $1.6 billion at March 31, 2014 due to increases in municipal deposits, money markets and de novo branch openings as we continue to develop and grow relationships in the geographical areas we serve.  Federal Home Loan Bank of Boston advances decreased $53.0 million to $206.0 million at March 31, 2014 from $259.0 million at December 31, 2013 as we funded our organic loan and securities growth with deposits.

Stockholders’ equity decreased $1.7 million to $230.5 million at March 31, 2014 compared to December 31, 2013 primarily due to the repurchase of 253,709 shares of common stock at an average price per share of $15.49 at a cost of $3.9 million, offset by $1.5 million in net income.  The Company paid cash dividends totaling $494,000 or $0.03 per share as of March 31, 2014. Repurchased shares are held as treasury stock and are available for general corporate purposes.

Net Interest Income Analysis: Average Balance Sheets, Interest and Yields/Costs

The following tables present the average balance sheets, average yields and costs and certain other information for the years indicated therein. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans and loans held for sale were included in the computation of average loan balances. The yields set forth below include the effect of net deferred costs and premiums that are amortized to interest income or expense.

	For The Three Months Ended March 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,819,567	$16,636	3.71%	$1,522,812	$14,782	3.94%
Securities	160,663	302	0.76%	126,347	252	0.81%
Federal Home Loan Bank of Boston stock	13,136	38	1.17%	8,809	8	0.37%
Federal funds and other earning assets	5,858	4	0.28%	11,015	5	0.18%
Total interest-earning assets	1,999,224	16,980	3.44%	1,668,983	15,047	3.66%
Noninterest-earning assets	125,272			121,571
Total assets	$2,124,496			$1,790,554

Interest-bearing liabilities:
NOW accounts	$352,428	$197	0.23%	$233,891	$135	0.23%
Money market	409,161	684	0.68%	336,400	586	0.71%
Savings accounts	193,142	55	0.12%	180,440	85	0.19%
Certificates of deposit	336,286	758	0.91%	356,422	899	1.02%
Total interest-bearing deposits	1,291,017	1,694	0.53%	1,107,153	1,705	0.62%
Federal Home Loan Bank of Boston advances	181,522	319	0.71%	80,468	469	2.36%
Repurchase agreement borrowings	21,000	177	3.42%	21,000	171	3.30%
Repurchase liabilities	61,187	40	0.27%	55,573	50	0.36%
Total interest-bearing liabilities	1,554,726	2,230	0.58%	1,264,194	2,395	0.77%
Noninterest-bearing deposits	299,620			239,840
Other noninterest-bearing liabilities	36,625			42,140
Total liabilities	1,890,971			1,546,174
Stockholders’ equity	233,525			244,380
Total liabilities and stockholders’ equity	$2,124,496			$1,790,554

Net interest income		$14,750			$12,652
Net interest rate spread (1)			2.86%			2.89%
Net interest-earning assets (2)	$444,498			$404,789
Net interest margin (3)			2.99%			3.07%
Average interest-earning assets to average
interest-bearing liabilities		128.59%			132.02%

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

	Three Months Ended March 31, 2014 vs. 2013 Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$2,645	$(791)	$1,854
Investment securities	75	(25)	50
Federal Home Loan Bank of Boston stock	6	24	30
Federal funds and other interest-earning assets	13	(14)	(1)
Total interest-earning assets	2,739	(806)	1,933

Interest-bearing liabilities:
NOW accounts	62	-	62
Money market	122	(24)	98
Savings accounts	10	(40)	(30)
Certificates of deposit	(48)	(93)	(141)
Total interest-bearing deposits	146	(157)	(11)
Advances from the Federal Home Loan Bank	(329)	179	(150)
Repurchase agreement borrowing	-	6	6
Repurchase liabilities	3	(13)	(10)
Total interest-bearing liabilities	(180)	15	(165)
Increase (decrease) in net interest income	$2,919	$(821)	$2,098

Summary of Operating Results for the Three Months Ended March 31, 2014 and 2013

The following discussion provides a summary and comparison of our operating results for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Net interest income	$14,750	$12,652	$2,098	16.6%
Provision for loan losses	505	399	106	26.6
Noninterest income	1,762	3,648	(1,886)	(51.7)
Noninterest expense	13,960	14,699	(739)	(5.0)
Income before taxes	2,047	1,202	845	70.3
Income tax expense	555	316	239	75.6
Net income	$1,492	$886	$606	68.4%

For the three months ended March 31, 2014, net income increased $606,000 compared to the three months ended March 31, 2013.  The increase in net income was driven by an increase in net interest income due to organic loan growth, a $746,000 salary and employment benefits decrease in noninterest expense offset by a decrease in the secondary market residential lending program.

Comparison of Operating Results for the three months ended March 31, 2014 and 2013

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

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $14.8 million and $12.7 million for the three months ended March 31, 2014 and 2013, respectively.  Net interest income increased primarily due to a $296.8 million increase in the average loan balance despite a 23 basis point decrease in the yield on loans.  The yield on average interest-earning assets decreased 22 basis points to 3.44% for the first quarter of 2014 from 3.66% for the prior year quarter.  The decline was primarily due to a 23 basis points decrease in the yield on total average net loans to 3.71%.  The cost of average interest-bearing liabilities decreased 19 basis points to 0.58% for the first quarter of 2014 reflecting lower funding costs for municipal deposits and a decrease in FHLBB advance costs due to an increase in short-term advances which carry lower rates.  Net interest margin decreased 8 basis points to 2.99% for the first quarter in 2014 compared to 3.07% for the prior year quarter due to lower prepayment penalty fees and a $20.7 million decline in the average balance of the resort portfolio.  Excluding resort and prepayment penalty fee income for both quarters, the net interest margin would have been 2.99% and 3.00% in the first quarters of 2014 and 2013, respectively.

Interest expense for the first quarter of 2014 decreased $165,000 or 6.9% totaling $2.2 million from $2.4 million in the prior year quarter.  The decrease in interest expense resulted from lower funding costs for municipal deposits and a decrease in FHLBB advance costs due to an increase in short-term advances which carry lower rates.    Average balances of noninterest-bearing deposits grew at a rate of 25%, while total average interest-bearing deposits grew at a rate of 17% for the first quarter in 2014 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $505,000 and $399,000 for the three months ended March 31, 2014 and 2013, respectively.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.  Net charge-offs totaled $1.2 million and $296,000 for the three months ended March 31, 2014 and 2013, respectively.  One commercial loan relationship represented the majority of the charge-off in 2014 which was fully reserved in prior years.

At March 31, 2014, the allowance for loan losses totaled $17.6 million, or 0.94% of total loans and 135.89% of non-accrual loans, compared to an allowance for loan losses of $18.3 million, or 1.01% of total loans and 123.74% of non-accrual loans at December 31, 2013.

Noninterest Income: The following table summarizes noninterest income for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,191	$982	$209	21.3%
Net gain on loans sold	122	2,030	(1,908)	(94.0)
Brokerage and insurance fee income	44	32	12	37.5
Bank owned life insurance income	282	409	(127)	(31.1)
Other	123	195	(72)	(36.9)
Total noninterest income	$1,762	$3,648	$(1,886)	(51.7)%

Noninterest income decreased $1.9 million to $1.8 million for the first quarter in 2014 compared to $3.6 million for the prior year quarter.  Fees for customer services increased $209,000 or 21.3% due to an increase in volume.  Gain on sale of fixed-rate residential mortgage loans decreased $1.9 million to $122,000 for the first quarter in 2014 compared to $2.0 million for the prior year quarter due to an overall decrease in volume and margins in our secondary market residential lending program.  Bank owned life insurance income decreased $127,000 due to decreases in policy payouts and income earned for the first quarter in 2014.  Other income decreased $72,000 primarily due to a $131,000 decrease in income related to alternative investments offset by a $70,000 increase in servicing fees in the first quarter of 2014 compared to the prior year quarter.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$8,288	$9,034	$(746)	(8.3)%
Occupancy expense	1,349	1,240	109	8.8
Furniture and equipment expense	1,018	1,018	-	-
FDIC assessment	328	291	37	12.7
Marketing	378	594	(216)	(36.4)
Other operating expenses	2,599	2,522	77	3.1
Total noninterest expense	$13,960	$14,699	$(739)	(5.0)%

Noninterest expense, excluding $633,000 in accelerated vesting of stock compensation due to the passing of a key executive in the prior year quarter, decreased $106,000 to $14.0 million in the first quarter of 2014 compared to the prior year quarter.  Salaries and employee benefits, excluding $633,000 in accelerated vesting of stock compensation, decreased $113,000 to $8.3 million in the first quarter of 2014 compared to the prior year quarter.  Occupancy expense increased $109,000 as a result of de novo branch openings.  Marketing expense decreased $216,000 or 37% compared to the prior year quarter primarily due to general expense control initiatives.

Income Tax Expense: Income tax provision was $555,000 in the first quarter of 2014 compared to $316,000 in the prior year quarter.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2014, $44.4 million of our assets were invested in cash and cash equivalents compared to $38.8 million at December 31, 2013. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the three months ended March 31, 2014 and 2013, loan originations and purchases, net of collected principal and loan sales, totaled $54.0 million and $25.1 million, respectively.  Cash received from the sales and maturities of investment securities totaled $84.8 million and $80.9 million for the three months ended March 31, 2014 and 2013, respectively.  We purchased $97.0 million and $51.0 million of available-for-sale investment securities during the three months ended March 31, 2014 and 2013, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At March 31, 2014, we had $206.0 million in advances from the FHLBB and an additional available borrowing limit of $256.3 million, compared to $259.0 million in advances from the FHLBB and an additional available borrowing limit of $190.6 million at December 31, 2013, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $545.4 million and $527.6 million at March 31, 2014 and December 31, 2013, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at March 31, 2014.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $79.0 million on an overnight basis as of March 31, 2014. The funding arrangement was collateralized by $122.1 million in pledged commercial real estate loans as of March 31, 2014.

We had outstanding commitments to originate loans of $29.1 million and $25.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $423.6 million and $385.8 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, time deposits scheduled to mature in less than one year totaled $229.4 million and $227.6 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $79.0 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At March 31, 2014		At December 31, 2013
200 basis point increase	2.10%		2.38%
300 basis point increase	0.75%		0.79%
400 basis point increase	(2.53	) %	(2.03	) %
100 basis point decrease	(4.73	) %	(5.22	) %

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

Item 1A.       Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 17, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending March 31, 2014, the Company made the following repurchases of common stock:

				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs	Plans or Programs
January 1-31, 2014	-	$-	367,470	1,308,982
February 1-28, 2014	252,709	15.54	620,179	1,056,273
March 1-31, 2014	1,000	15.50	621,179	1,055,273

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

10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.9.1	Amended Annual Incentive Compensation Plan (filed as Exhibit 10.9.1 to the Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, and incorporated herein by reference)

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

FIRST CONNECTICUT BANCORP, INC.

Date: May 9, 2014	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: May 9, 2014	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: May 9, 2014	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer

