Form 10-Q
period 2014-06-30
First Connecticut Bancorp, Inc.
filed 2014-08-11
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 28, 2014, there were 16,072,637 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition at June 30, 2014 (unaudited) and December 31, 2013	1

	Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	66

Part II. Other Information

Item 1.	Legal Proceedings	66

Item1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults upon Senior Securities	66

Item 4.	Mine Safety Disclosure	67

Item 5.	Other Information	67

Item 6.	Exhibits	67

Signatures		69

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc. Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
	2014	2013
(Dollars in thousands, except share and per share data)
Assets
Cash and cash equivalents	$50,778	$38,799
Securities held-to-maturity, at amortized cost	12,715	12,983
Securities available-for-sale, at fair value	160,784	150,886
Loans held for sale	4,576	3,186
Loans, net	1,930,502	1,800,987
Premises and equipment, net	20,072	20,619
Federal Home Loan Bank of Boston stock, at cost	17,724	13,136
Accrued income receivable	5,133	4,917
Bank-owned life insurance	39,120	38,556
Deferred income taxes	14,756	14,884
Prepaid expenses and other assets	11,549	11,075
Total assets	$2,267,709	$2,110,028
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,314,863	$1,205,042
Noninterest-bearing	315,916	308,459
	1,630,779	1,513,501
Federal Home Loan Bank of Boston advances	291,000	259,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	55,326	50,816
Accrued expenses and other liabilities	38,335	33,502
Total liabilities	2,036,440	1,877,819
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 18,035,335 shares issued and 16,072,637 shares outstanding at June 30, 2014 and 18,035,335 shares issued and 16,457,642 shares outstanding at December 31, 2013	181	181
Additional paid-in-capital	177,431	175,766
Unallocated common stock held by ESOP	(13,218)	(13,747)
Treasury stock, at cost (1,962,698 shares at June 30, 2014 and 1,577,693 shares at December 31, 2013)	(28,577)	(22,599)
Retained earnings	99,386	96,832
Accumulated other comprehensive loss	(3,934)	(4,224)
Total stockholders’ equity	231,269	232,209
Total liabilities and stockholders’ equity	$2,267,709	$2,110,028

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$13,875	$11,872	$27,303	$23,340
Other	3,573	3,233	6,781	6,547
Interest and dividends on investments
United States Government and agency obligations	218	102	407	241
Other bonds	81	59	139	118
Corporate stocks	105	64	198	126
Other interest income	2	6	6	11
Total interest income	17,854	15,336	34,834	30,383
Interest expense
Deposits	1,711	1,827	3,405	3,532
Federal Home Loan Bank of Boston advances	368	401	687	870
Repurchase agreement borrowings	179	180	356	351
Repurchase liabilities	32	41	72	91
Total interest expense	2,290	2,449	4,520	4,844
Net interest income	15,564	12,887	30,314	25,539
Provision for loan losses	410	256	915	655
Net interest income after provision for loan losses	15,154	12,631	29,399	24,884
Noninterest income
Fees for customer services	1,317	1,097	2,508	2,079
Gain on sales of investments	-	36	-	36
Net gain on loans sold	317	1,589	439	3,619
Brokerage and insurance fee income	49	41	93	73
Bank owned life insurance income	281	303	563	712
Other	102	(67)	225	128
Total noninterest income	2,066	2,999	3,828	6,647
Noninterest expense
Salaries and employee benefits	8,638	8,555	16,926	17,589
Occupancy expense	1,209	1,126	2,558	2,366
Furniture and equipment expense	1,106	1,099	2,124	2,117
FDIC assessment	321	311	649	602
Marketing	509	610	887	1,204
Other operating expenses	2,471	2,854	5,070	5,376
Total noninterest expense	14,254	14,555	28,214	29,254
Income before income taxes	2,966	1,075	5,013	2,277
Income tax expense	776	256	1,331	572
Net income	$2,190	$819	$3,682	$1,705
Net earnings per share (See Note 3):
Basic	$0.15	$0.05	$0.24	$0.11
Diluted	0.14	0.05	0.24	0.11
Dividends per share	0.04	0.03	0.07	0.06

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Net income	$2,190	$819	$3,682	$1,705
Other comprehensive income (loss), before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	161	(482)	297	(134)
Less: reclassification adjustment for gains included in net income	-	36	-	36
Net change in unrealized gains (losses)	161	(446)	297	(98)
Change related to pension and other postretirement benefit plans	86	148	142	283
Other comprehensive income (loss), before tax	247	(298)	439	185
Income tax expense (benefit)	84	(101)	149	63
Other comprehensive income (loss), net of tax	163	(197)	290	122
Comprehensive income	$2,353	$622	$3,972	$1,827

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Income (Loss)	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2013	16,457,642	181	175,766	(13,747)	(22,599)	96,832	(4,224)	232,209
ESOP shares released and committed to be released	-	-	212	529	-	-	-	741
Cash dividend paid ($0.07 per common share)	-	-	-	-	-	(1,128)	-	(1,128)
Treasury stock acquired	(385,005)	-	-	-	(5,978)	-	-	(5,978)
Tax benefits from stock-based compensation	-	-	9	-	-	-	-	9
Share based compensation expense	-	-	1,444	-	-	-	-	1,444
Net income	-	-	-	-	-	3,682	-	3,682
Other comprehensive income	-	-	-	-	-	-	290	290
Balance at June 30, 2014	16,072,637	$181	$177,431	$(13,218)	$(28,577)	$99,386	$(3,934)	$231,269

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$3,682	$1,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	915	655
Provision for off-balance sheet commitments	3	25
Depreciation and amortization	1,578	1,465
Provision for foreclosed real estate	(5)	-
Amortization of ESOP expense	741	678
Share based compensation expense	1,444	2,101
Gain on sale of investments	-	(36)
Loans originated for sale	(30,308)	(119,819)
Proceeds from the sale of loans held for sale	29,357	128,160
Gain on fair value adjustment for mortgage banking derivatives	(2)	(4)
Impairment losses on alternative investments	41	103
(Gain) loss on foreclosed real estate	(2)	84
Loss on sale of premises and equipment	-	2
Net gain on loans sold	(439)	(3,619)
Accretion and amortization of investment security discounts and premiums, net	(40)	(37)
Amortization and accretion of loan fees and discounts, net	(371)	1,342
(Increase) decrease in accrued income receivable	(216)	12
Deferred income tax	(3)	(248)
Increase in cash surrender value of bank-owned life insurance	(564)	(603)
(Increase) decrease in prepaid expenses and other assets	(373)	2,259
Increase (decrease) in accrued expenses and other liabilities	4,855	(8,391)
Net cash provided by operating activities	10,293	5,834
Cash flow from investing activities
Maturities of securities held-to-maturity	5,268	3
Maturities, calls and principal payments of securities available-for-sale	178,511	151,469
Purchases of securities held-to-maturity	(5,000)	-
Purchases of securities available-for-sale	(188,072)	(126,059)
Loan originations, net of principal repayments	(130,494)	(70,189)
(Purchases) redemption of Federal Home Loan Bank of Boston stock, net	(4,588)	556
Proceeds from bank-owned life insurance	-	100
Proceeds from sale of foreclosed real estate	401	233
Purchases of premises and equipment	(1,031)	(2,267)
Net cash used in investing activities	(145,005)	(46,154)
Cash flows from financing activities
Increase (decrease) in Federal Home Loan Bank of Boston advances	32,000	(76,750)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	123,137	126,441
Net decrease in certificates of deposit	(5,859)	(4,577)
Net increase (decrease) in repurchase liabilities	4,510	(3,925)
Excess tax benefits from stock-based compensation	9	-
Cancellation of shares for tax withholding	-	(161)
Repurchase of common stock	(5,978)	(13,664)
Cash dividend paid	(1,128)	(1,035)
Net cash provided by financing activities	146,691	26,329
Net increase (decrease) in cash and cash equivalents	11,979	(13,991)
Cash and cash equivalents at beginning of period	38,799	50,641
Cash and cash equivalents at end of period	$50,778	$36,650

Supplemental disclosure of cash flow information
Cash paid for interest	$4,526	$4,662
Cash paid for income taxes	2	4,282
Loans transferred to other real estate owned	434	282

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

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock.  As of June 30, 2014, the Company has repurchased 752,475 of these shares at a cost of $11.2 million.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities).  Management determines the appropriate classifications of securities at the time of purchase.  At June 30, 2014 and December 31, 2013, the Company had no debt or equity securities classified as trading.  Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.  Available-for-sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.  Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded.  Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2014.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date.  There was no unallocated allowance at June 30, 2014 and December 31, 2013.

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

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees.  Participants or eligible employees hired before January 1, 1993 become eligible for the benefits if they retire after reaching age 62 with fifteen or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. The Company accrues for the estimated costs of these other post-retirement benefits through charges to expense during the years that employees render service. The Company makes contributions to cover the current benefits paid under this plan. The Company believes the policy for determining pension and other post-retirement benefit expenses is critical because judgments are required with respect to the appropriate discount rate, rate of return on assets, salary increases and other items. The Company reviews and updates the assumptions annually. If the Company’s estimate of pension and post-retirement expense is too low it may experience higher expenses in the future, reducing its net income. If the Company’s estimate is too high, it may experience lower expenses in the future, increasing its net income.

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

In January 2014, the FASB issued ASU No. 2014-01, ”Accounting for Investments in Qualified Affordable Housing Projects”, which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. ASU 2014-01 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of ASU 2014-01 is expected to have no impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures”, which aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods.  In addition the disclosure of certain transactions accounted for as a sale is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is assessing the impact of ASU 2014-11 on its accounting and disclosures.

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties.  The Company had cash and liquid assets of approximately $6.7 million and $5.0 million to meet these requirements at June 30, 2014 and December 31, 2013.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
(Dollars in thousands, except per share data):
Net income		$2,190	$819	$3,682	$1,705
Less:	Dividends to participating shares	(16)	(16)	(28)	(32)
	Income allocated to participating shares	(41)	(10)	(68)	(21)
Net income allocated to common stockholders		$2,133	$793	$3,586	$1,652

Weighted-average shares outstanding		18,035,335	18,064,539	18,035,335	18,070,652

Less:	Average unallocated ESOP shares	(1,112,637)	(1,205,641)	(1,124,420)	(1,219,735)
	Average treasury stock	(1,920,957)	(1,084,513)	(1,800,137)	(728,709)
	Average unvested restricted stock	(400,325)	(533,767)	(400,325)	(534,828)
Weighted-average basic shares outstanding		14,601,416	15,240,618	14,710,453	15,587,380

Plus:	Average dilutive shares	106,056	-	103,113	-
Weighted-average diluted shares outstanding		14,707,472	15,240,618	14,813,566	15,587,380

Net earnings per share (1):
	Basic	$0.15	$0.05	$0.24	$0.11
	Diluted	$0.14	$0.05	$0.24	$0.11

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the six months ended June 30, 2014 and 2013, respectively, 46,250 and 1,704,907 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	June 30, 2014
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$103,992	$2	$(3)	$103,991	$-	$-	$103,991
U.S. Government agency obligations	40,024	55	(15)	40,064	-	-	40,064
Government sponsored residential mortgage-backed securities	7,712	360	-	8,072	-	-	8,072
Corporate debt securities	2,995	114	-	3,109	-	-	3,109
Preferred equity securities	2,100	3	(367)	1,736	-	-	1,736
Marketable equity securities	108	54	(2)	160	-	-	160
Mutual funds	3,773	-	(121)	3,652	-	-	3,652
Total securities available-for-sale	$160,704	$588	$(508)	$160,784	$-	$-	$160,784
Held-to-maturity
U.S. Government agency obligations	$9,715	$-	$-	$9,715	$185	$-	$9,900
Government sponsored residential mortgage-backed securities	-	-	-	-	-	-	-
Trust preferred debt security	3,000	-	-	3,000	-	-	3,000
Total securities held-to-maturity	$12,715	$-	$-	$12,715	$185	$-	$12,900

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$126,000	$3	$(3)	$126,000	$-	$-	$126,000
U.S. Government agency obligations	7,006	-	(84)	6,922	-	-	6,922
Government sponsored residential mortgage-backed securities	9,199	417	-	9,616	-	-	9,616
Corporate debt securities	2,982	122	-	3,104	-	-	3,104
Preferred equity securities	2,100	-	(531)	1,569	-	-	1,569
Marketable equity securities	108	42	(2)	148	-	-	148
Mutual funds	3,710	-	(183)	3,527	-	-	3,527
Total securities available-for-sale	$151,105	$584	$(803)	$150,886	$-	$-	$150,886
Held-to-maturity
U.S. Government agency obligations	$5,000	$-	$-	$5,000	$-	$(70)	$4,930
Government sponsored residential mortgage-backed securities	4,983	-	-	4,983	-	(27)	4,956
Trust preferred debt security	3,000	-	-	3,000	-	-	3,000
Total securities held-to-maturity	$12,983	$-	$-	$12,983	$-	$(97)	$12,886

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	June 30, 2014
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	2	$21,995	$(3)	$-	$-	$21,995	$(3)
U.S. Government agency obligations	2	14,996	(15)	-	-	14,996	(15)
Preferred equity securities	1	-	-	1,633	(367)	1,633	(367)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	-	-	3,653	(121)	3,653	(121)
	7	36,991	(18)	5,291	(490)	42,282	(508)

	December 31, 2013
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	6	$63,994	$(3)	$-	$-	$63,994	$(3)
U.S. Government agency obligations	1	6,923	(84)	-	-	6,923	(84)
Preferred equity securities	2	98	(2)	1,471	(529)	1,569	(531)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	3,527	(183)	-	-	3,527	(183)
	11	74,542	(272)	1,476	(531)	76,018	(803)
Held-to-maturity
U.S. Government agency obligations	1	4,930	(70)	-	-	4,930	(70)
Government sponsored residential mortgage-backed securities	1	4,956	(27)	-	-	4,956	(27)
	2	9,886	(97)	-	-	9,886	(97)
Total investment securities in an unrealized loss position	13	$84,428	$(369)	$1,476	$(531)	$85,904	$(900)

Management believes that no individual unrealized loss as of June 30, 2014 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio.  The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses as of June 30, 2014:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at June 30, 2014.

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The mutual fund seeks to invest in geographically specific debt securities located in portions of the United States designated by fund shareholders. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at June 30, 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the three and six months ended June 30, 2014 and 2013.

There were no gross realized gains on sales of securities available-for-sale for the three and six months ended June 30, 2014.  There were gross realized gains on sales of securities available-for-sale totaling $36,000 for the three and six months ended June 30, 2013.

As of June 30, 2014 and December 31, 2013, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $113.3 million and $116.7 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated market value of debt securities at June 30, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	June 30, 2014
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$105,987	$105,992	$-	$-
Due after one year through five years	41,024	41,172	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities	7,712	8,072	9,715	9,900
	$154,723	$155,236	$12,715	$12,900

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $17.7 million and $13.1 million of FHLBB capital stock at June 30, 2014 and December 31, 2013, respectively, which is equal to its FHLBB capital stock requirement.  The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at June 30, 2014.  Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis.  The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of June 30, 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Alternative Investments

Alternative investments, which totaled $2.3 million and $2.4 million at June 30, 2014 and December 31, 2013, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition.  The Company’s alternative investments include certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and evaluated for potential other-than-temporary impairment at June 30, 2014.  The Company recognized a $41,000 other-than-temporary impairment charge in its limited partnerships for the six months ended June 30, 2014, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations.  See a further discussion of fair value in Note 13 - Fair Value Measurements. The Company recognized profit distributions in its limited partnerships of $27,000 and $91,000 for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in other non-interest income in the accompanying condensed Consolidated Statements of Operations.  The Company has $517,000 in unfunded commitments remaining for its alternative investments as of June 30, 2014.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	June 30,	December 31,
	2014	2013
(Dollars in thousands)
Real estate:
Residential	$749,124	$693,046
Commercial	686,299	633,764
Construction	69,047	78,191
Installment	3,850	4,516
Commercial	277,483	252,032
Collateral	1,480	1,600
Home equity line of credit	156,625	151,606
Demand	-	85
Revolving credit	75	94
Resort	1,068	1,374
Total loans	1,945,051	1,816,308

Allowance for loan losses	(17,912)	(18,314)
Net deferred loan costs	3,363	2,993
Loans, net	$1,930,502	$1,800,987

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the three and six months ended June 30, 2014 and 2013 are as follows:

	For the Three Months Ended June 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$3,760	$(123)	$1	$(7)	$3,631
Commercial	8,601	-	1	180	8,782
Construction	927	-	-	(27)	900
Installment	42	(3)	-	2	41
Commercial	2,847	(1)	6	237	3,089
Collateral	-	-	-	-	-
Home equity line of credit	1,453	-	-	15	1,468
Demand	-	-	-	-	-
Revolving credit	-	(12)	2	10	-
Resort	1	-	-	-	1
Unallocated	-	-	-	-	-
	$17,631	$(139)	$10	$410	$17,912

	For the Three Months Ended June 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$3,901	$(81)	$-	$(92)	$3,728
Commercial	7,926	-	-	86	8,012
Construction	847	-	-	291	1,138
Installment	64	-	-	(7)	57
Commercial	2,990	-	4	5	2,999
Collateral	-	-	-	-	-
Home equity line of credit	1,393	-	-	8	1,401
Demand	-	-	-	-	-
Revolving credit	-	(12)	6	6	-
Resort	211	-	-	(41)	170
Unallocated	-	-	-	-	-
	$17,332	$(93)	$10	$256	$17,505

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,647	$(262)	$1	$245	$3,631
Commercial	8,253	(93)	1	621	8,782
Construction	1,152	-	-	(252)	900
Installment	48	(3)	-	(4)	41
Commercial	3,746	(955)	13	285	3,089
Collateral	-	-	-	-	-
Home equity line of credit	1,465	-	-	3	1,468
Demand	-	-	-	-	-
Revolving credit	-	(26)	7	19	-
Resort	3	-	-	(2)	1
Unallocated	-	-	-	-	-
	$18,314	$(1,339)	$22	$915	$17,912

	For the Six Months Ended June 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,778	$(375)	$-	$325	$3,728
Commercial	8,105	-	-	(93)	8,012
Construction	760	-	-	378	1,138
Installment	77	-	-	(20)	57
Commercial	2,654	-	9	336	2,999
Collateral	-	-	-	-	-
Home equity line of credit	1,377	-	-	24	1,401
Demand	-	-	-	-	-
Revolving credit	-	(24)	11	13	-
Resort	456	-	-	(286)	170
Unallocated	22	-	-	(22)	-
	$17,229	$(399)	$20	$655	$17,505

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Loans individually evaluated for impairment:
Real estate:
Residential	$12,477	$374	$12,225	$360
Commercial	20,848	183	21,143	62
Construction	187	-	187	-
Installment	223	8	215	9
Commercial	6,666	407	4,096	1,243
Collateral	-	-	-	-
Home equity line of credit	423	-	538	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,068	1	1,219	-
	41,892	973	39,623	1,674

Loans collectively evaluated for impairment:
Real estate:
Residential	$740,389	$3,257	$683,966	$3,287
Commercial	665,120	8,599	612,517	8,191
Construction	68,860	900	78,004	1,152
Installment	3,627	33	4,301	39
Commercial	270,769	2,682	247,888	2,503
Collateral	1,480	-	1,600	-
Home equity line of credit	156,202	1,468	151,068	1,465
Demand	-	-	85	-
Revolving Credit	75	-	94	-
Resort	-	-	155	3
	1,906,522	16,939	1,779,678	16,640
Total	$1,948,414	$17,912	$1,819,301	$18,314

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at June 30, 2014 and December 31, 2013:

	June 30, 2014
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	6	$1,228	6	$808	19	$8,584	31	$10,620	$-
Commercial	-	-	-	-	4	2,170	4	2,170	-
Construction	-	-	-	-	1	187	1	187	-
Installment	1	3	-	-	4	75	5	78	-
Commercial	3	327	1	38	6	958	10	1,323	-
Collateral	7	57	-	-	-	-	7	57	-
Home equity line of credit	2	74	1	283	6	459	9	816	-
Demand	1	6	-	-	-	-	1	6	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	20	$1,695	8	$1,129	40	$12,433	68	$15,257	$-

	December 31, 2013
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	9	$2,586	8	$1,600	20	$8,518	37	$12,704	$-
Commercial	1	231	-	-	1	827	2	1,058	-
Construction	-	-	-	-	1	187	1	187	-
Installment	-	-	-	-	2	47	2	47	-
Commercial	1	5	-	-	6	584	7	589	-
Collateral	2	9	-	-	-	-	2	9	-
Home equity line of credit	1	283	1	183	5	441	7	907	-
Demand	1	10	-	-	-	-	1	10	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	15	$3,124	9	$1,783	35	$10,604	59	$15,511	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned.  The following table lists nonperforming assets at:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Nonaccrual loans:
Real estate:
Residential	$10,266	$10,599
Commercial	2,170	827
Construction	187	187
Installment	78	162
Commercial	1,327	2,285
Collateral	-	-
Home equity line of credit	624	740
Demand	-	-
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	14,652	14,800
Loans 90 days past due and still accruing	-	-
Other real estate owned	434	393
Total nonperforming assets	$15,086	$15,193

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$7,399	$7,942	$-	$6,900	$7,442	$-
Commercial	15,689	18,526	-	18,463	18,649	-
Construction	187	433	-	187	433	-
Installment	195	195	-	187	187	-
Commercial	3,561	3,709	-	1,268	1,307	-
Collateral	-	-	-	-	-	-
Home equity line of credit	423	546	-	538	658	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	27,454	31,351	-	27,543	28,676	-

Impaired loans with a valuation allowance:
Real estate:
Residential	5,078	5,595	374	5,325	5,804	360
Commercial	5,159	2,597	183	2,680	2,679	62
Construction	-	-	-	-	-	-
Installment	28	28	8	28	28	9
Commercial	3,105	4,031	407	2,828	2,888	1,243
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,068	1,068	1	1,219	1,218	-
Total	14,438	13,319	973	12,080	12,617	1,674
Total impaired loans	$41,892	$44,670	$973	$39,623	$41,293	$1,674

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2014	2014	2013	2013	2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(Dollars in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$6,895	$20	$43	$4,254	$1	$1
Commercial	16,844	174	429	3,762	45	82
Construction	140	-	-	380	-	-
Installment	143	3	7	-	-	-
Commercial	3,658	27	84	2,988	60	96
Collateral	-	-	-	-	-	-
Home equity line of credit	470	-	-	506	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	28,150	224	563	11,890	106	179

Impaired loans with a valuation allowance:
Real estate:
Residential	5,275	7	27	6,712	24	41
Commercial	4,080	15	47	13,733	223	470
Construction	47	-	-	377	-	-
Installment	28	-	-	17	-	-
Commercial	2,717	30	53	3,702	23	40
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,175	8	19	1,199	16	29
Total	13,322	60	146	25,740	286	580
Total impaired loans	$41,472	$284	$709	$37,630	$392	$759

There was no interest income recognized on a cash basis method of accounting for the three and six months ended June 30, 2014 and 2013.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The recorded investment balance of TDRs approximated $25.0 million and $23.4 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $18.2 million and $15.8 million while TDRs on nonaccrual status were $6.8 million and $7.6 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At June 30, 2014 and December 31, 2013, the allowance for loan losses included specific reserves of $721,000 and $1.6 million related to TDRs, respectively. For the six months ended June 30, 2014 and 2013, the Bank had charge-offs totaling $982,000 and $293,000, respectively, related to portions of TDRs deemed to be uncollectible.  The Bank in very rare circumstances may provide additional funds to borrowers in TDR status.  The amount of additional funds available to borrowers in TDR status was $219,000 and $332,000 at June 30, 2014 and December 31, 2013, respectively.

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at June 30, 2014 and December 31, 2013:

	June 30, 2014
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	12	$2,419	9	$5,618	21	$8,037
Commercial	9	10,005	-	-	9	10,005
Construction	-	-	1	187	1	187
Installment	4	223	-	-	4	223
Commercial	9	4,475	5	787	14	5,262
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	2	197	2	197
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1	1,068	-	-	1	1,068
Total	35	$18,190	17	$6,789	52	$24,979

	December 31, 2013
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	6	$1,814	8	$5,285	14	$7,099
Commercial	12	11,509	-	-	12	11,509
Construction	-	-	1	187	1	187
Installment	3	215	-	-	3	215
Commercial	6	1,033	5	1,799	11	2,832
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	3	307	3	307
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,219	-	-	2	1,219
Total	29	$15,790	17	$7,578	46	$23,368

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	2	$278	$278	9	$1,463	$1,450
Installment	1	17	17	1	17	17
Commercial	2	283	283	4	3,763	3,759
Total	5	$578	$578	14	$5,243	$5,226

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	-	$-	$-	3	$588	$570
Commercial	2	1,726	1,725	2	1,725	1,725
Construction	1	187	187	1	187	187
Installment	1	29	29	2	36	35
Commercial	5	2,026	2,025	6	5,653	5,603
Home equity line of credit	-	-	-	2	244	200
Total	9	$3,968	$3,966	16	$8,433	$8,320

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30, 2014
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	2	$-	$-	$-	$278	$278
Installment	1	-	-	-	17	17
Commercial	2	241	-	-	42	283
Total	5	$241	$-	$-	$337	$578

	For the Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	9	$-	$-	$-	$1,450	$1,450
Installment	1	-	-	-	17	17
Commercial	4	2,621	-	-	1,138	3,759
Total	14	$2,621	$-	$-	$2,605	$5,226

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended June 30, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Commercial	2	$1,577	$-	$-	$148	$1,725
Construction	1	-	-	-	187	187
Installment	1	-	-	29	-	29
Commercial	5	1,919	-	-	106	2,025
Total	9	$3,496	$-	$29	$441	$3,966

	For the Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	3	$-	$-	$231	$339	$570
Commercial	2	1,577	-	-	148	1,725
Construction	1	-	-	-	187	187
Installment	2	-	-	35	-	35
Commercial	6	5,497	-	-	106	5,603
Home equity line of credit	2	-	-	14	186	200
Total	16	$7,074	$-	$280	$966	$8,320

A TDR is considered to be in re-default once it is more than 30 days past due following a modification.  The following loans defaulted and had been modified as a TDR during the twelve month period preceding the default date during the three and six months ended June 30, 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate
Residential	1	$498	2	$711
Commercial	2	454	2	454
Total	3	$952	4	$1,165

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date during the three and six months ended June 30, 2013.

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

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$736,046	$1,073	$12,005	$-	$749,124
Commercial	665,383	7,230	13,686	-	686,299
Construction	63,847	134	5,066	-	69,047
Installment	3,502	47	301	-	3,850
Commercial	263,293	2,817	10,716	657	277,483
Collateral	1,480	-	-	-	1,480
Home equity line of credit	154,976	861	788	-	156,625
Demand	-	-	-	-	-
Revolving Credit	75	-	-	-	75
Resort	-	-	1,068	-	1,068
Total Loans	$1,888,602	$12,162	$43,630	$657	$1,945,051

	December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$680,111	$1,089	$11,846	$-	$693,046
Commercial	608,289	7,023	18,452	-	633,764
Construction	72,022	-	6,169	-	78,191
Installment	4,251	50	215	-	4,516
Commercial	237,755	970	11,659	1,648	252,032
Collateral	1,600	-	-	-	1,600
Home equity line of credit	149,781	719	1,106	-	151,606
Demand	85	-	-	-	85
Revolving Credit	94	-	-	-	94
Resort	156	-	1,218	-	1,374
Total Loans	$1,754,144	$9,851	$50,665	$1,648	$1,816,308

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Mortgage Servicing Rights

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $3.2 million and $3.1 million at June 30, 2014 and December 31, 2013, respectively.  The fair value of mortgage servicing rights approximated $3.6 million at June 30, 2014 and December 31, 2013.  Total loans sold with servicing rights retained were $21.8 million and $117.5 million for the six months ended June 30, 2014 and 2013, respectively.  The net gain on loans sold totaled $439,000 and $3.6 million for the six months ended June 30, 2014 and 2013, respectively, and is included in the accompanying condensed Consolidated Statements of Operations.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition totaled $310.6 million and $299.0 million at June 30, 2014 and December 31, 2013, respectively.  Loan servicing fees for others totaling $375,000 and $258,000 for the six months ended June 30, 2014 and 2013, respectively, and is included as a component of other noninterest income in the accompanying condensed Consolidated Statements of Operations.

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.  These related party loans totaled $980,000 and $647,000 at June 30, 2014 and December 31, 2013, respectively.  All related party loans were performing according to their credit terms.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

6.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at June 30, 2014 and December 31, 2013.  The Company has access to a pre-approved unsecured line of credit with a financial institution totaling $20.0 million, which was undrawn at June 30, 2014 and December 31, 2013.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2014.  The line was undrawn at June 30, 2014 and December 31, 2013.  The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $291.0 million and $259.0 million at June 30, 2014 and December 31, 2013, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $731.7 million and $677.4 million at June 30, 2014 and December 31, 2013, respectively. The Company has available borrowings of $193.2 million and $190.6 million at June 30, 2014 and December 31, 2013, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $97.3 million and $80.5 million on an overnight basis at June 30, 2014 and December 31, 2013, respectively, and was undrawn as of June 30, 2014 and December 31, 2013. The funding arrangement was collateralized by $149.5 million and $124.7 million in pledged commercial real estate loans as of June 30, 2014 and December 31, 2013, respectively.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain treasury bill securities with a fair value of $24.0 million and cash of $203,000.  Outstanding borrowings totaled $21.0 million at June 30, 2014 and December 31, 2013.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $55.3 million and $50.8 million at June 30, 2014 and December 31, 2013, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $62.6 million and $71.3 million as of June 30, 2014 and December 31, 2013, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

7.	Deposits

Deposit balances are as follows:

	June 30,	December 31,
	2014	2013
(Dollars in thousands)
Noninterest-bearing demand deposits	$315,916	$308,459
Interest-bearing
NOW accounts	377,570	285,392
Money market	401,694	387,225
Savings accounts	202,970	193,937
Time deposits	332,629	338,488
Total interest-bearing deposits	1,314,863	1,205,042
Total deposits	$1,630,779	$1,513,501

Time certificates of deposit in denominations of $100,000 or more approximated $154.2 million and $147.7 million at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
Years ending December 31,
2014	$165,907
2015	87,817
2016	50,000
2016	16,417
2017	7,861
Thereafter	4,627
Total time deposits	$332,629

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to its customers. This program provides enhanced FDIC insurance to participating customers.  As of June 30, 2014 and December 31, 2013, there have been no reciprocal deposits.

8.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Service cost	$-	$-	$15	$26
Interest cost	256	239	37	32
Expected return on plan assets	(335)	(283)	-	-
Amortization:
Loss	76	140	5	10
Prior service cost	-	-	(13)	(12)
Net periodic benefit cost	$(3)	$96	$44	$56

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Service cost	$-	$-	$30	$51
Interest cost	511	476	73	64
Expected return on plan assets	(670)	(567)	-	-
Amortization:
Loss	153	286	9	21
Prior service cost	-	-	(25)	(25)
Net periodic benefit cost	$(6)	$195	$87	$111

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

On December 27, 2012, the Company announced it would freeze the non-contributory defined-benefit pension plan and certain defined benefit postretirement plans as of February 28, 2013.  All benefits under these plans were frozen as of that date and no additional benefits will accrue.

The Company expects to contribute a total of $1.5 million to the qualified defined benefit plan for the year ended December 31, 2014.  Since the supplemental plan and the postretirement benefit plans are unfunded, the Company accrues for the estimated costs of these plans through charges to expense during the year that employees render service. The Company makes contributions to cover the current benefits paid under these plans.

Employee Stock Ownership Plan

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At June 30, 2014, the loan had an outstanding balance of $13.9 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense was $740,000 and $678,000 for the six months ended June 30, 2014 and 2013, respectively.

Shares held by the ESOP include the following as of June 30, 2014:

Allocated	286,083
Committed to be released	47,289
Unallocated	1,097,044
1,430,416

The fair value of unallocated ESOP shares was $17.6 million at June 30, 2014.

9.	Stock Incentive Plan

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations.  For the six months ended June 30, 2014 and 2013, the Company recorded $1.4 million and $2.1 million of share-based compensation expense, respectively, comprised of $587,000 and $790,000 of stock option expense, respectively and $857,000 and $1.3 million of restricted stock expense, respectively.  Expected future compensation expense relating to the 996,007 non-vested options outstanding at June 30, 2014, is $2.6 million over the remaining vesting period of 2.24 years. Expected future compensation expense relating to the 400,325 non-vested restricted shares at June 30, 2014, is $3.7 million over the remaining vesting period of 2.19 years.

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

Weighted-average assumptions for the six months ended June 30, 2014 and 2013:

	2014	2013
Weighted per share average fair value of options granted	$4.27	$3.99
Weighted-average assumptions:
Risk-free interest rate	1.90%	1.12%
Expected volatility	30.56%	32.35%
Expected dividend yield	1.89%	1.67%
Weighted-average dividend yield	1.09% - 2.51%	0.80% - 2.71%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the six months ended June 30, 2014.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,629,857	$12.98
Granted	21,500	16.39
Exercised	-	-
Forfeited	(4,100)	14.63
Outstanding at June 30, 2014	1,647,257	$13.02	8.21	$4,984

Exercisable at June 30, 2014	651,250

No options were exercised for the six months ended June 30, 2014 and 2013.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the status of the Company’s restricted stock for the six months ended June 31, 2014.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	400,325	$12.95
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at June 30, 2014	400,325	$12.95

10.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of June, 2014, the Company maintained a cash balance of $4.0 million with a correspondent bank to collateralize its position. As of June 30, 2014, the Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of June 30, 2014.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the condensed consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		June 30, 2014			December 31, 2013
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer
interest rate swap position	Other Assets	31	$94,978	$4,622	22	$66,635	$3,238

Commercial loan customer
interest rate swap position	Other Liabilities	13	50,760	(4,681)	22	82,535	(3,294)

Counterparty interest
rate swap position	Other Liabilities	44	145,738	59	44	149,170	56

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying condensed consolidated statements of operations as follows:

	For The Three Months Ended June 30,
	2014			2013
	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(860)	$1,048	$188	$702	$(3,061)	$(2,359)

Counterparty interest rate swap position	860	(1,048)	(188)	(702)	3,061	2,359
Total	$-	$-	$-	$-	$-	$-

	For The Six Months Ended June 30,
	2014			2013
	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(1,715)	$1,384	$(331)	$1,378	$(3,975)	$(2,597)

Counterparty interest rate swap position	1,715	(1,384)	331	(1,378)	3,975	2,597
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Offsetting of Financial Assets and Liabilities

The following table presents the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at June 30, 2014 and December 31, 2013:

	June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$4,622	$-	$4,622	$-	$-	$4,000	$622
Total	$4,622	$-	$4,622	$-	$-	$4,000	$622

	June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$4,681	$-	$4,681	$-	$-	$4,000	$681
Repurchase agreement
borrowings	21,000	-	21,000	-	21,000	-	-
Total	$25,681	$-	$25,681	$-	$21,000	$4,000	$681

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$3,238	$-	$3,238	$-	$-	$2,000	$1,238
Total	$3,238	$-	$3,238	$-	$-	$2,000	$1,238

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$3,294	$-	$3,294	$-	$-	$2,000	$1,294
Repurchase agreement
borrowings	21,000	-	21,000	-	21,000	-	-
Total	$24,294	$-	$24,294	$-	$21,000	$2,000	$1,294

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2014, the notional amount of outstanding rate locks totaled approximately $11.6 million and the notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $11.3 million.  Forward sales, which include mandatory forward commitments, notional amount totaled approximately $9.0 million at June 30, 2014; establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

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

	June 30,	December 31,
	2014	2013
(Dollars in thousands)
Approved loan commitments	$60,065	$25,667
Unadvanced portion of construction loans	40,317	64,599
Unused lines for home equity loans	174,843	163,255
Unused revolving lines of credit	385	354
Unused commercial letters of credit	3,384	3,910
Unused commercial lines of credit	187,151	153,673
	$466,145	$411,458

Financial instruments with off-balance sheet risk had a valuation allowance of $439,000 and $436,000 as of June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014 and December 31, 2013, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

12.	Significant Group Concentrations of Credit Risk

The Company primarily grants commercial, residential and consumer loans to customers located within its primary market area in the state of Connecticut.  The majority of the Company’s loan portfolio is comprised of commercial and residential mortgages.  The Company has no negative amortization or option adjustable rate mortgage loans.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the six months ended June 30, 2014 and 2013.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, U.S. Government agency obligations and marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at June 30, 2014 and December 31, 2013.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs

(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$103,991	$103,991	$-	$-
U.S. Government agency obligations	40,064	40,064	-	-
Government sponsored residential mortgage-backed securities	8,072	-	8,072	-
Corporate debt securities	3,109	-	3,109	-
Preferred equity securities	1,736	-	1,736	-
Marketable equity securities	160	160	-	-
Mutual funds	3,652	-	3,652	-
Securities available-for-sale	160,784	144,215	16,569	-
Interest rate swap derivative	4,622	-	4,622	-
Derivative loan commitments	149	-	-	149
Total	$165,555	$144,215	$21,191	$149

Liabilities
Interest rate swap derivative	$4,681	$-	$4,681	$-
Forward loan sales commitments	99	-	-	99
Total	$4,780	$-	$4,681	$99

	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs

(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$126,000	$126,000	$-	$-
U.S. Government agency obligations	6,922	6,922	-	-
Government sponsored residential mortgage-backed securities	9,616	-	9,616	-
Corporate debt securities	3,104	-	3,104	-
Preferred equity securities	1,569	-	1,569	-
Marketable equity securities	148	148	-	-
Mutual funds	3,527	-	3,527	-
Securities available-for-sale	150,886	133,070	17,816	-
Interest rate swap derivative	3,238	-	3,238	-
Derivative loan commitments	36	-	-	36
Forward loan sales commitments	11	-		11
Total	$154,171	$133,070	$21,054	$47

Liabilities
Interest rate swap derivative	$3,294	$-	$3,294	$-
Total	$3,294	$-	$3,294	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Balance, at beginning of period	$96	$494	$47	$488
Total realized gain:
Included in earnings	(46)	(3)	3	3
Balance, at the end of period	$50	$491	$50	$491

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

June 30, 2014
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$50	Adjusted quoted prices in active markets	Embedded servicing value	1.16%

December 31, 2013
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$47	Adjusted quoted prices in active markets	Embedded servicing value	1.25%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2014			December 31, 2013
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$2,882	$-	$-	$5,910
Other real estate owned	-	-	208	-	-	277
Mortgage servicing rights	-	-	-	-	-	1,970

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

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

June 30, 2014
			Significant		Weighted Average Inputs
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$2,882	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$208	Appraisals	Discount for costs to sell	8% - 10%	9.0%

December 31, 2013
			Significant		Weighted Average Inputs
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Mortgage servicing rights	$1,970	Discounted cash flows	Prepayment speed	0% - 29%	9.2%
			Discount rate	n/a	7.8%

Impaired loans	$5,910	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$277	Appraisals	Discount for costs to sell	8% - 10%	9.0%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing.  These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.3 million and $2.4 million at June 30, 2014 and December 31, 2013, respectively.  The Company recognized a $41,000 other-than-temporary impairment charge in its limited partnerships for the six months ended June 30, 2014, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations.  The Company has $517,000 in unfunded commitments remaining for its alternative investments as of June 30, 2014.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		June 30, 2014		December 31, 2013
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$12,715	$12,900	$12,983	$12,886
Securities available-for-sale	See previous table	160,784	160,784	150,886	150,886
Loans	Level 3	1,945,051	1,936,984	1,816,308	1,803,424
Loans held-for-sale	Level 2	4,576	4,686	3,186	3,188
Mortgage servicing rights	Level 3	3,172	3,594	3,146	3,596
Federal Home Loan Bank of Boston stock	Level 2	17,724	17,724	13,136	13,136
Alternative investments	Level 3	2,344	2,337	2,352	2,778
Interest rate swap derivatives	Level 2	4,622	4,622	3,238	3,238
Forward loan sales commitments	Level 3	-	-	36	36
Derivative loan commitments	Level 3	149	149	11	11

Financial liabilities
Deposits other than time deposits	Level 1	1,298,150	1,298,150	1,175,013	1,175,013
Time deposits	Level 2	332,629	335,327	338,488	341,395
Federal Home Loan Bank of Boston advances	Level 2	291,000	291,486	259,000	259,765
Repurchase agreement borrowings	Level 2	21,000	21,813	21,000	21,992
Repurchase liabilities	Level 2	55,326	55,326	50,816	50,816
Interest rate swap derivatives	Level 2	4,681	4,681	3,294	3,294
Forward loan sales commitments	Level 3	99	99	-	-

14.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on their financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).

Management believes, as of June 30, 2014 and December 31, 2013 that the Company and the Bank meet all capital adequacy requirements to which they are subject.  The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2014.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At June 30, 2014
Total Capital (to Risk Weighted Assets)	$213,297	12.29%	$138,843	8.00%	$173,553	10.00%
Tier I Capital (to Risk Weighted Assets)	194,946	11.23	69,438	4.00	104,156	6.00
Tier I Capital (to Average Assets)	194,946	8.90	87,616	4.00	109,520	5.00

At December 31, 2013
Total Capital (to Risk Weighted Assets)	$209,174	12.76%	$131,144	8.00%	$163,929	10.00%
Tier I Capital (to Risk Weighted Assets)	190,424	11.62	65,550	4.00	98,326	6.00
Tier I Capital (to Average Assets)	190,424	9.28	82,079	4.00	102,599	5.00

First Connecticut Bancorp, Inc.:
At June 30, 2014
Total Capital (to Risk Weighted Assets)	$253,117	14.56%	$139,075	8.00%	$173,844	10.00%
Tier I Capital (to Risk Weighted Assets)	234,766	13.51	69,509	4.00	104,263	6.00
Tier I Capital (to Average Assets)	234,766	10.70	87,763	4.00	109,704	5.00

At December 31, 2013
Total Capital (to Risk Weighted Assets)	$254,509	15.50%	$131,359	8.00%	$164,199	10.00%
Tier I Capital (to Risk Weighted Assets)	235,759	14.36	65,671	4.00	98,507	6.00
Tier I Capital (to Average Assets)	235,759	11.47	82,218	4.00	102,772	5.00

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

15.	Other Comprehensive Income

The following table presents a reconciliation of the changes in components of other comprehensive income for periods indicated, including the amount of income tax expense allocated to each component of other comprehensive income:

	For the Three Months Ended June 30, 2014
	Pre Tax Amount	Tax Expense	After Tax Amount
(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities	$161	$(55)	$106
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	161	(55)	106
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	86	(29)	57
Total other comprehensive income (loss)	247	(84)	163

	For the Three Months Ended June 30, 2013
	Pre Tax Amount	Tax Expense	After Tax Amount
(Dollars in thousands)
Unrealized (losses) gains on available-for-sale securities	$(482)	$164	$(318)
Less: net security gains (losses) reclassified into other noninterest income	36	(12)	24
Net change in fair value of securities available-for-sale	(446)	152	(294)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	148	(51)	97
Total other comprehensive (loss) income	(298)	101	(197)

	For the Six Months Ended June 30, 2014
	Pre Tax Amount	Tax Expense	After Tax Amount
(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities	$297	$(101)	$196
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	297	(101)	196
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	142	(48)	94
Total other comprehensive income (loss)	439	(149)	290

	For the Six Months Ended June 30, 2013
	Pre Tax Amount	Tax Expense	After Tax Amount
(Dollars in thousands)
Unrealized (losses) gains on available-for-sale securities	$(134)	$46	$(88)
Less: net security gains (losses) reclassified into other noninterest income	36	(12)	24
Net change in fair value of securities available-for-sale	(98)	34	(64)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	283	(97)	186
Total other comprehensive income (loss)	185	(63)	122

(1)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

16.	Legal Actions

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

49

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

●
Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater.  As of June 30, 2014 our total risk-based capital ratio was 14.56%.

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

50

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2014.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date.  There was no unallocated allowances at June 30, 2014 and December 31, 2013.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2014 and December 31, 2013, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc.  This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation.  As a result, approximately $6.1 million of charitable contribution carryforward remains at June 30, 2014 resulting in a deferred tax asset of approximately $2.1 million.  The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016.  Therefore, no valuation allowance has been recorded against this deferred tax asset.  Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next three years.  The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At June 30, 2014 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through 2013.  If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of June 30, 2014, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of June 30, 2014, our net deferred tax asset was $14.8 million and there was no valuation allowance.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Our total assets increased $157.7 million or 7.5%, to $2.3 billion at June 30, 2014, from $2.1 billion at December 31, 2013, primarily due to an increase of $129.5 million in loans and $9.9 million in securities available-for-sale.

Our investment portfolio totaled $173.5 million or 7.7% of total assets, and $163.9 million or 7.8% of total assets at June 30, 2014 and December 31, 2013, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $129.5 million or 7.2% at June 30, 2014 to $1.9 billion compared to December 31, 2013 primarily driven by increases in commercial and residential real estate.  The allowance for loan losses decreased $402,000 to $17.9 million at June 30, 2014 from $18.3 million at December 31, 2013. At June 30, 2014, the allowance for loan losses represented 0.92% of total loans and 122.25% of non-performing loans, compared to 1.01% of total loans and 123.74% of non-performing loans as of December 31, 2013.

Total liabilities increased $158.6 million, to $2.0 billion at June 30, 2014 compared to $1.9 billion at December 31, 2013, primarily due to an increase in deposits and offset by a decrease in FHLBB advances.  Deposits increased $117.3 million or 7.7% to $1.6 billion at June 30, 2014 due to increases in municipal deposits, checking accounts and de novo branch openings as we continue to develop and grow relationships in the geographical areas we serve.  Federal Home Loan Bank of Boston advances increased $32.0 million to $291.0 million at June 30, 2014 from $259.0 million at December 31, 2013 as we funded our organic loan and securities growth with FHLBB advances and deposits.

Stockholders’ equity decreased $940,000 to $231.3 million at June 30, 2014 compared to December 31, 2013 primarily due to the repurchase of 385,005 shares of common stock at an average price per share of $15.53 at a cost of $6.0 million, offset by $3.7 million in net income.  The Company paid cash dividends totaling $1.1 million or $0.07 per share as of June 30, 2014. Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

	For The Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,890,132	$17,448	3.70%	$1,577,559	$15,105	3.84%
Securities	167,250	355	0.85%	115,280	216	0.75%
Federal Home Loan Bank of Boston stock	14,744	49	1.33%	8,383	9	0.43%
Federal funds and other earning assets	3,567	2	0.22%	14,317	6	0.17%
Total interest-earning assets	2,075,693	17,854	3.45%	1,715,539	15,336	3.59%
Noninterest-earning assets	118,056			120,888
Total assets	$2,193,749			$1,836,427

Interest-bearing liabilities:
NOW accounts	$332,597	$185	0.22%	$266,905	$151	0.23%
Money market	414,774	754	0.73%	354,914	725	0.82%
Savings accounts	204,217	42	0.08%	184,307	73	0.16%
Certificates of deposit	335,391	730	0.87%	354,381	878	0.99%
Total interest-bearing deposits	1,286,979	1,711	0.53%	1,160,507	1,827	0.63%
Federal Home Loan Bank of Boston advances	259,980	368	0.57%	68,660	401	2.34%
Repurchase agreement borrowings	21,000	179	3.42%	21,000	180	3.44%
Repurchase liabilities	53,159	32	0.24%	46,539	41	0.35%
Total interest-bearing liabilities	1,621,118	2,290	0.57%	1,296,706	2,449	0.76%
Noninterest-bearing deposits	303,473			257,670
Other noninterest-bearing liabilities	36,891			46,233
Total liabilities	1,961,482			1,600,609
Stockholders’ equity	232,267			235,818
Total liabilities and stockholders’ equity	$2,193,749			$1,836,427

Net interest income		$15,564			$12,887
Net interest rate spread (1)			2.88%			2.83%
Net interest-earning assets (2)	$454,575			$418,833
Net interest margin (3)			3.01%			3.01%
Average interest-earning assets to average interest-bearing liabilities		128.04%			132.30%

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

	Three Months Ended June 30,
	2014 vs. 2013
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$2,869	$(526)	$2,343
Investment securities	111	28	139
Federal Home Loan Bank of Boston stock	11	29	40
Federal funds and other interest-earning assets	(7)	3	(4)
Total interest-earning assets	2,984	(466)	2,518

Interest-bearing liabilities:
NOW accounts	34	-	34
Money market	75	(46)	29
Savings accounts	14	(45)	(31)
Certificates of deposit	(47)	(101)	(148)
Total interest-bearing deposits	76	(192)	(116)
Advances from the Federal Home Loan Bank	(45)	12	(33)
Repurchase agreement borrowing	-	(1)	(1)
Repurchase liabilities	3	(12)	(9)
Total interest-bearing liabilities	34	(193)	(159)
Increase (decrease) in net interest income	$2,950	$(273)	$2,677

Summary of Operating Results for the Three Months Ended June 30, 2014 and 2013

The following discussion provides a summary and comparison of our operating results for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Net interest income	$15,564	$12,887	$2,677	20.8%
Provision for loan losses	410	256	154	60.2
Noninterest income	2,066	2,999	(933)	(31.1)
Noninterest expense	14,254	14,555	(301)	(2.1)
Income before taxes	2,966	1,075	1,891	175.9
Income tax expense	776	256	520	203.1
Net income	$2,190	$819	$1,371	167.4%

For the three months ended June 30, 2014, net income increased $1.4 million compared to the three months ended June 30, 2013.  The increase in net income was driven by an increase in net interest income due to organic loan growth, a $383,000 decrease in other operating expenses offset by a decrease in the secondary market residential lending program.

Comparison of Operating Results for the three months ended June 30, 2014 and 2013

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

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $15.6 million and $12.9 million for the three months ended June 30, 2014 and 2013, respectively.  Net interest income increased primarily due to a $312.6 million increase in the average loan balance despite a 14 basis point decrease in the yield on loans.  The yield on average interest-earning assets decreased 14 basis points to 3.45% for the second quarter of 2014 from 3.59% for the prior year quarter.  The decline was primarily due to a 14 basis points decrease in the yield on total average net loans to 3.70%.  The cost of average interest-bearing liabilities decreased 19 basis points to 0.57% for the second quarter of 2014 reflecting lower funding costs for municipal deposits and a decrease in FHLBB advance costs due to an increase in short-term advances which carry lower rates.  Net interest margin was 3.01% for both quarters.  Excluding resort and prepayment penalty fee income for both quarters, the net interest margin would have been 2.97% and 2.98% in the second quarters of 2014 and 2013, respectively.

Interest expense for the second quarter of 2014 decreased $159,000 or 6.5% totaling $2.3 million from $2.4 million in the prior year quarter.  The decrease in interest expense resulted from lower funding costs for municipal deposits and a decrease in FHLBB advance costs due to an increase in short-term advances which carry lower rates.    Average balances of noninterest-bearing deposits grew at a rate of 18%, while total average interest-bearing deposits grew at a rate of 11% for the second quarter in 2014 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $410,000 and $256,000 for the three months ended June 30, 2014 and 2013, respectively.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.  Net charge-offs in the second quarter of 2014 were $128,000 or 0.03% to average loans (annualized) compared to $83,000 or 0.02% to average loans (annualized) in the prior year quarter.

At June 30, 2014, the allowance for loan losses totaled $17.9 million, or 0.92% of total loans and 122.25% of non-accrual loans, compared to an allowance for loan losses of $18.3 million, or 1.01% of total loans and 123.74% of non-accrual loans at December 31, 2013.

Noninterest Income: The following table summarizes noninterest income for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,317	$1,097	$220	20.1%
Net gain on sales of investments	-	36	(36)	(100.0)
Net gain on loans sold	317	1,589	(1,272)	(80.1)
Brokerage and insurance fee income	49	41	8	19.5
Bank owned life insurance income	281	303	(22)	(7.3)
Other	102	(67)	169	252.2
Total noninterest income	$2,066	$2,999	$(933)	(31.1	) %

Noninterest income decreased $933,000 to $2.1 million for the second quarter in 2014 compared to $3.0 million for the prior year quarter.  Fees for customer services increased $220,000 or 20.1% due to an increase in volume.  Gain on sale of fixed-rate residential mortgage loans decreased $1.3 million to $317,000 for the second quarter in 2014 compared to $1.6 million for the prior year quarter due to an overall decrease in volume and margins in our secondary market residential lending program.  Other income increased $169,000 primarily due a $103,000 loans held for sale valuation adjustment recorded in the second quarter of 2013 and a $47,000 increase in servicing fees in the second quarter of 2014 compared to the prior year quarter.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$8,638	$8,555	$83	1.0%
Occupancy expense	1,209	1,126	83	7.4
Furniture and equipment expense	1,106	1,099	7	0.6
FDIC assessment	321	311	10	3.2
Marketing	509	610	(101)	(16.6)
Other operating expenses	2,471	2,854	(383)	(13.4)
Total noninterest expense	$14,254	$14,555	$(301)	(2.1	) %

Noninterest expense decreased $301,000 to $14.3 million in the second quarter of 2014 compared to the prior year quarter.  Marketing expense decreased $101,000 or 17% compared to the prior year quarter primarily due to general expense control initiatives.  Other operating expenses decreased $383,000 as a result of incurring a loss on the sale of an OREO property and costs associated with our core banking system conversion in the prior year quarter.

Income Tax Expense: Income tax expense was $776,000 in the second quarter of 2014 compared to $256,000 in the prior year quarter.
59

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

	For The Six Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,855,044	$34,084	3.71%	$1,550,337	$29,887	3.89%
Securities	163,975	657	0.81%	120,783	468	0.78%
Federal Home Loan Bank of Boston stock	13,944	87	1.26%	8,595	17	0.40%
Federal funds and other earning assets	3,580	6	0.34%	12,675	11	0.18%
Total interest-earning assets	2,036,543	34,834	3.45%	1,692,390	30,383	3.62%
Noninterest-earning assets	122,770			121,227
Total assets	$2,159,313			$1,813,617

Interest-bearing liabilities:
NOW accounts	$342,458	$382	0.22%	$250,489	$286	0.23%
Money market	411,983	1,438	0.70%	345,486	1,311	0.77%
Savings accounts	198,710	97	0.10%	177,825	158	0.18%
Certificates of deposit	335,836	1,488	0.89%	355,396	1,777	1.01%
Total interest-bearing deposits	1,288,987	3,405	0.53%	1,129,196	3,532	0.63%
Federal Home Loan Bank of Boston advances	220,968	687	0.63%	74,531	870	2.35%
Repurchase agreement borrowings	21,000	356	3.42%	21,000	351	3.37%
Repurchase liabilities	57,151	72	0.25%	51,031	91	0.36%
Total interest-bearing liabilities	1,588,106	4,520	0.57%	1,275,758	4,844	0.77%
Noninterest-bearing deposits	301,557			248,804
Other noninterest-bearing liabilities	36,758			48,979
Total liabilities	1,926,421			1,573,541
Stockholders’ equity	232,892			240,076
Total liabilities and stockholders’ equity	$2,159,313			$1,813,617

Net interest income		$30,314			$25,539
Net interest rate spread (1)			2.88%			2.85%
Net interest-earning assets (2)	$448,437			$416,632
Net interest margin (3)			3.00%			3.04%
Average interest-earning assets to average interest-bearing liabilities		128.24%			132.66%

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

	Six Months Ended June 30,
	2014 vs. 2013
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$5,503	$(1,306)	$4,197
Investment securities	189	-	189
Federal Home Loan Bank of Boston stock	16	54	70
Federal funds and other interest-earning assets	17	(22)	(5)
Total interest-earning assets	5,725	(1,274)	4,451

Interest-bearing liabilities:
NOW accounts	96	-	96
Money market	209	(82)	127
Savings accounts	36	(97)	(61)
Certificates of deposit	(95)	(194)	(289)
Total interest-bearing deposits	246	(373)	(127)
Advances from the Federal Home Loan Bank	(294)	111	(183)
Repurchase agreement borrowing	-	5	5
Repurchase liabilities	5	(24)	(19)
Total interest-bearing liabilities	(43)	(281)	(324)
Increase (decrease) in net interest income	$5,768	$(993)	$4,775

Summary of Operating Results for the Six Months Ended June 30, 2014 and 2013

The following discussion provides a summary and comparison of our operating results for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Net interest income	$30,314	$25,539	$4,775	18.7%
Provision for loan losses	915	655	260	39.7
Noninterest income	3,828	6,647	(2,819)	(42.4)
Noninterest expense	28,214	29,254	(1,040)	(3.6)
Income before taxes	5,013	2,277	2,736	120.2
Income tax expense	1,331	572	759	132.7
Net income	$3,682	$1,705	$1,977	116.0%

For the six months ended June 30, 2014, net income increased $2.0 million compared to the six months ended June 30, 2013.  The increase in net income was driven by an increase in net interest income due to organic loan growth, a $663,000 salary and employment benefits decrease in noninterest expense offset by a decrease in the secondary market residential lending program.

Comparison of Operating Results for the six months ended June, 2014 and 2013

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

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $30.3 million and $25.5 million for the six months ended June 30, 2014 and 2013, respectively.  Net interest income increased primarily due to a $304.7 million increase in the average loan balance despite an 18 basis point decrease in the yield on loans.  The yield on average interest-earning assets decreased 17 basis points to 3.45% for the six months ended June 30, 2014 from 3.62% for the six months ended June 30, 2013.  The decline was primarily due to an 18 basis points decrease in the yield on total average net loans to 3.71%.  The cost of average interest-bearing liabilities decreased 20 basis points to 0.57% for the six months ended June 30, 2014 reflecting lower funding costs for certificates of deposit and a decrease in FHLBB advance costs due to an increase in short-term advances which carry lower rates.  Net interest margin decreased 4 basis points to 3.00% for the six months ended June 30, 2014 compared to 3.04% for the six months ended June 30, 2013 due to a $17.6 million decline in the average balance of the resort portfolio offset by an increase in prepayment penalty fees.  Excluding resort and prepayment penalty fee income for both periods, the net interest margin would have been 2.98% and 3.00% for the six months ended June 30, 2014 and 2013, respectively.

Interest expense for the six months ended June 30, 2014 decreased $324,000 or 6.7% totaling $4.5 million from $4.8 million in the six months ended June 30, 2013.  The decrease in interest expense resulted from lower funding costs for municipal deposits and a decrease in FHLBB advance costs due to an increase in short-term advances which carry lower rates.    Average balances of noninterest-bearing deposits grew at a rate of 21%, while total average interest-bearing deposits grew at a rate of 14% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

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

Management recorded a provision for loan losses of $915,000 and $655,000 for the six months ended June 30, 2014 and 2013, respectively.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.  Net charge-offs totaled $1.3 million and $379,000 for the six months ended June 30, 2014 and 2013, respectively.  One commercial loan relationship represented the majority of the charge-off in 2014 which was fully reserved in prior years.

At June 30, 2014, the allowance for loan losses totaled $17.9 million, or 0.92% of total loans and 122.25% of non-accrual loans, compared to an allowance for loan losses of $18.3 million, or 1.01% of total loans and 123.74% of non-accrual loans at December 31, 2013.

Noninterest Income: The following table summarizes noninterest income for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$2,508	$2,079	$429	20.6%
Net gain on sales of investments	-	36	(36)	100.0
Net gain on loans sold	439	3,619	(3,180)	(87.9)
Brokerage and insurance fee income	93	73	20	27.4
Bank owned life insurance income	563	712	(149)	(20.9)
Other	225	128	97	75.8
Total noninterest income	$3,828	$6,647	$(2,819)	(42.4	) %

Noninterest income decreased $2.8 million to $3.8 million for the six months ended June 30, 2014 compared to $6.6 million for the six months ended June 30, 2013.  Fees for customer services increased $429,000 or 20.6% due to an increase in volume.  Gain on sale of fixed-rate residential mortgage loans decreased $3.2 million to $439,000 for the six months ended June 30, 2014 compared to $3.6 million for the six months ended June 30, 2013 due to an overall decrease in volume and margins in our secondary market residential lending program.  Bank owned life insurance income decreased $149,000 due to decreases in policy payouts and income earned for the six months ended June 30, 2014.  Other income increased $97,000 primarily due a $118,000 increase in servicing fees and a $103,000 decrease in loans held for sale valuation adjustment offset by a $71,000 decrease in swap derivative income for the six months ended June 30, 2014.

Noninterest Expense: The following table summarizes noninterest expense for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$16,926	$17,589	$(663)	(3.8	) %
Occupancy expense	2,558	2,366	192	8.1
Furniture and equipment expense	2,124	2,117	7	0.3
FDIC assessment	649	602	47	7.8
Marketing	887	1,204	(317)	(26.3)
Other operating expenses	5,070	5,376	(306)	(5.7)
Total noninterest expense	$28,214	$29,254	$(1,040)	(3.6	) %

Noninterest expense, excluding $633,000 in accelerated vesting of stock compensation due to the passing of a key executive in the six months ended June 30, 2013, decreased $407,000 to $28.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2014.  Salaries and employee benefits, excluding $633,000 in accelerated vesting of stock compensation, decreased $30,000 to $16.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Occupancy expense increased $192,000 as a result of de novo branch openings over the past twelve months.  Marketing expense decreased $317,000 or 26% compared to the six months ended June 30, 2013 primarily due to general expense control initiatives.  Other operating expenses decreased $306,000 compared to the six months ended June 30, 2013.  Other operating expenses were higher for the six months ended June 30, 2013 as a result of incurring a loss on the sale of an OREO property and costs associated with our core banking system conversion.

Income Tax Expense: Income tax expense was $1.3 million and $572,000 for the six months ended June 30, 2014 and 2013, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2014, $50.8 million of our assets were invested in cash and cash equivalents compared to $38.8 million at December 31, 2013. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the six months ended June 30, 2014 and 2013, loan originations and purchases, net of collected principal and loan sales, totaled $130.5 million and $70.2 million, respectively.  Cash received from the sales and maturities of investment securities totaled $183.8 million and $151.5 million for the six months ended June 30, 2014 and 2013, respectively.  We purchased $188.1 million and $126.1 million of available-for-sale investment securities during the six months ended June 30, 2014 and 2013, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At June 30, 2014, we had $291.0 million in advances from the FHLBB and an additional available borrowing limit of $193.2 million, compared to $259.0 million in advances from the FHLBB and an additional available borrowing limit of $190.6 million at December 31, 2013, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $566.9 million and $527.5 million at June 30, 2014 and December 31, 2013, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at June 30, 2014.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $97.3 million on an overnight basis as of June 30, 2014. The funding arrangement was collateralized by $149.5 million in pledged commercial real estate loans as of June 30, 2014.

We had outstanding commitments to originate loans of $60.1 million and $25.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $406.0 million and $385.8 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, time deposits scheduled to mature in less than one year totaled $231.6 million and $227.6 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $97.3 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At June 30, 2014		At December 31, 2013
200 basis point increase	0.49%		2.38%
300 basis point increase	(2.03	) %	0.79%
400 basis point increase	(6.24	) %	(2.03	) %
100 basis point decrease	(5.05	) %	(5.22	) %

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 17, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending June 30, 2014, the Company made the following repurchases of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	49,937	$15.55	671,116	1,005,336
May 1-31, 2014	81,359	15.46	752,475	923,977
June 1-30, 2014	-	-	752,475	923,977

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

FIRST CONNECTICUT BANCORP, INC.

Date: August 8, 2014	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: August 8, 2014	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: August 8, 2014	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer

