Form 10-Q
period 2014-09-30
First Connecticut Bancorp, Inc.
filed 2014-11-07
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 27, 2014, there were 16,026,319 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition at September 30, 2014 (unaudited) and December 31, 2013	1

	Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	66

Part II. Other Information

Item 1.	Legal Proceedings	66

Item1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults upon Senior Securities	66

Item 4.	Mine Safety Disclosure	67

Item 5.	Other Information	67

Item 6.	Exhibits	67

Signatures		69

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc. Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
	2014	2013
(Dollars in thousands, except share and per share data)
Assets
Cash and cash equivalents	$43,914	$38,799
Securities held-to-maturity, at amortized cost	12,439	12,983
Securities available-for-sale, at fair value	194,706	150,886
Loans held for sale	5,533	3,186
Loans, net	2,031,780	1,800,987
Premises and equipment, net	19,384	20,619
Federal Home Loan Bank of Boston stock, at cost	17,724	13,136
Accrued income receivable	5,331	4,917
Bank-owned life insurance	39,403	38,556
Deferred income taxes	14,529	14,884
Prepaid expenses and other assets	10,931	11,075
Total assets	$2,395,674	$2,110,028
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,404,495	$1,205,042
Noninterest-bearing	323,499	308,459
	1,727,994	1,513,501
Federal Home Loan Bank of Boston advances	304,700	259,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	73,855	50,816
Accrued expenses and other liabilities	34,479	33,502
Total liabilities	2,162,028	1,877,819
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 18,006,129 shares issued and 16,043,031 shares outstanding at September 30, 2014 and 18,035,335 shares issued and 16,457,642 shares outstanding at December 31, 2013	181	181
Additional paid-in-capital	177,937	175,766
Unallocated common stock held by ESOP	(12,949)	(13,747)
Treasury stock, at cost (1,963,098 shares at September 30, 2014 and 1,577,693 shares at December 31, 2013)	(28,585)	(22,599)
Retained earnings	101,089	96,832
Accumulated other comprehensive loss	(4,027)	(4,224)
Total stockholders’ equity	233,646	232,209
Total liabilities and stockholders’ equity	$2,395,674	$2,110,028

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$14,490	$12,381	$41,793	$35,721
Other	3,608	3,199	10,389	9,746
Interest and dividends on investments
United States Government and agency obligations	258	103	665	344
Other bonds	57	59	196	177
Corporate stocks	109	62	307	188
Other interest income	6	2	12	13
Total interest income	18,528	15,806	53,362	46,189
Interest expense
Deposits	1,845	1,914	5,250	5,446
Federal Home Loan Bank of Boston advances	479	383	1,166	1,253
Repurchase agreement borrowings	182	181	538	532
Repurchase liabilities	37	45	109	136
Total interest expense	2,543	2,523	7,063	7,367
Net interest income	15,985	13,283	46,299	38,822
Provision for loan losses	1,041	215	1,956	870
Net interest income after provision for loan losses	14,944	13,068	44,343	37,952
Noninterest income
Fees for customer services	1,459	1,229	3,967	3,308
Gain on sales of investments	-	304	-	340
Net gain on loans sold	633	625	1,072	4,244
Brokerage and insurance fee income	47	37	140	110
Bank owned life insurance income	284	303	847	1,015
Other	355	(316)	580	(188)
Total noninterest income	2,778	2,182	6,606	8,829
Noninterest expense
Salaries and employee benefits	8,593	8,571	25,519	26,160
Occupancy expense	1,271	1,175	3,829	3,541
Furniture and equipment expense	1,093	998	3,217	3,115
FDIC assessment	361	341	1,010	943
Marketing	332	423	1,219	1,627
Other operating expenses	2,569	2,602	7,639	7,978
Total noninterest expense	14,219	14,110	42,433	43,364
Income before income taxes	3,503	1,140	8,516	3,417
Income tax expense	997	275	2,328	847
Net income	$2,506	$865	$6,188	$2,570
Net earnings per share (See Note 3):
Basic	$0.17	$0.06	$0.41	$0.16
Diluted	0.17	0.06	0.41	0.16
Dividends per share	0.05	0.03	0.12	0.09

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)
Net income	$2,506	$865	$6,188	$2,570
Other comprehensive (loss) income, before tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(209)	(839)	88	(973)
Less: reclassification adjustment for gains included in net income	-	304	-	340
Net change in unrealized (losses) gains	(209)	(535)	88	(633)
Change related to pension and other postretirement benefit plans	69	141	211	424
Other comprehensive (loss) income, before tax	(140)	(394)	299	(209)
Income tax (benefit) expense	(47)	(134)	102	(71)
Other comprehensive (loss) income, net of tax	(93)	(260)	197	(138)
Comprehensive income	$2,413	$605	$6,385	$2,432

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Income (Loss)	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2013	16,457,642	$181	$175,766	$(13,747)	$(22,599)	$96,832	$(4,224)	$232,209
ESOP shares released and committed to be released	-	-	309	798	-	-	-	1,107
Cash dividend paid ($0.12 per common share)	-	-	-	-	-	(1,931)	-	(1,931)
Treasury stock acquired	(387,505)	-	-	-	(6,014)	-	-	(6,014)
Stock options exercised	2,100	-	(1)	-	28	-	-	27
Cancellation of shares for tax withholding	(29,206)	-	(440)	-	-	-	-	(440)
Tax benefits from stock-based compensation	-	-	110	-	-	-	-	110
Share based compensation expense	-	-	2,193	-	-	-	-	2,193
Net income	-	-	-	-	-	6,188	-	6,188
Other comprehensive income	-	-	-	-	-	-	197	197
Balance at September 30, 2014	16,043,031	$181	$177,937	$(12,949)	$(28,585)	$101,089	$(4,027)	$233,646

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$6,188	$2,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,956	870
Provision for off-balance sheet commitments	22	24
Depreciation and amortization	2,355	2,293
Amortization of ESOP expense	1,107	1,029
Share based compensation expense	2,193	2,855
Gain on sale of investments	-	(340)
Loans originated for sale	(46,954)	(148,299)
Proceeds from the sale of loans held for sale	64,210	156,812
(Gain) loss on fair value adjustment for mortgage banking derivatives	(47)	319
Impairment losses on alternative investments	41	-
Loss on foreclosed real estate	2	55
Loss on sale of premises and equipment	-	2
Net gain on loans sold	(1,072)	(4,244)
Accretion and amortization of investment security discounts and premiums, net	(60)	(43)
Amortization and accretion of loan fees and discounts, net	(256)	204
Increase in accrued income receivable	(414)	(164)
Deferred income tax	272	(311)
Increase in cash surrender value of bank-owned life insurance	(847)	(906)
(Increase) decrease in prepaid expenses and other assets	(56)	1,997
Increase (decrease) in accrued expenses and other liabilities	1,148	(8,938)
Net cash provided by operating activities	29,788	5,785
Cash flow from investing activities
Maturities of securities held-to-maturity	5,544	4
Maturities, calls and principal payments of securities available-for-sale	252,174	233,614
Purchases of securities held-to-maturity	(5,000)	-
Purchases of securities available-for-sale	(295,847)	(216,007)
Loan originations, net of principal repayments	(251,650)	(193,693)
(Purchases) redemptions of Federal Home Loan Bank of Boston stock, net	(4,588)	556
Proceeds from bank-owned life insurance	-	100
Proceeds from sale of foreclosed real estate	830	494
Purchases of premises and equipment	(1,120)	(3,341)
Net cash used in investing activities	(299,657)	(178,273)
Cash flows from financing activities
Increase (decrease) in Federal Home Loan Bank of Boston advances	45,700	(24,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	221,135	220,236
Net decrease in certificates of deposit	(6,642)	(64)
Net increase (decrease) in repurchase liabilities	23,039	(3,755)
Stock options exercised	27	-
Excess tax benefits from stock-based compensation	110	49
Cancellation of shares for tax withholding	(440)	(570)
Repurchase of common stock	(6,014)	(18,193)
Cash dividend paid	(1,931)	(1,533)
Net cash provided by financing activities	274,984	172,170
Net increase (decrease) in cash and cash equivalents	5,115	(318)
Cash and cash equivalents at beginning of period	38,799	50,641
Cash and cash equivalents at end of period	$43,914	$50,323

Supplemental disclosure of cash flow information
Cash paid for interest	$7,018	$7,329
Cash paid for income taxes	2	4,285
Loans transferred to other real estate owned	626	282

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

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock. On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan. On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock. As of September 30, 2014, the Company has repurchased 754,975 of these shares at a cost of $11.3 million. Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2014 and December 31, 2013, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

Interest on loans is accrued and recognized in interest income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are more than 90 days past due or when, in the judgment of management, collectability of the loan or loan interest becomes uncertain. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with contractual terms involving payment of cash or cash equivalents. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. If a residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort loan is on non-accrual status cash payments are applied towards the reduction of principal.  If loans are considered impaired but accruing, cash payments are applied first to interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2014.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at September 30, 2014 and December 31, 2013.

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Early adoption is permitted. The Company is assessing the impact of ASU 2014-14 on its accounting and disclosures.

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $7.8 million and $5.0 million to meet these requirements at September 30, 2014 and December 31, 2013.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
(Dollars in thousands, except per share data):
Net income		$2,506	$865	$6,188	$2,570
Less:	Dividends to participating shares	(13)	(12)	(41)	(44)
	Income allocated to participating shares	(41)	(11)	(109)	(32)
Net income allocated to common stockholders		$2,452	$842	$6,038	$2,494

Weighted-average shares outstanding		18,027,081	18,040,414	18,032,553	18,060,462

Less:	Average unallocated ESOP shares	(1,088,776)	(1,184,134)	(1,112,408)	(1,207,737)
	Average treasury stock	(1,962,577)	(1,411,198)	(1,854,879)	(958,368)
	Average unvested restricted stock	(362,613)	(497,506)	(387,616)	(521,805)
Weighted-average basic shares outstanding		14,613,115	14,947,576	14,677,650	15,372,552

Plus:	Average dilutive shares	97,765	-	101,311	-
Weighted-average diluted shares outstanding		14,710,880	14,947,576	14,778,961	15,372,552

Net earnings per share (1):
	Basic	$0.17	$0.06	$0.41	$0.16
	Diluted	$0.17	$0.06	$0.41	$0.16

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the nine months ended September 30, 2014 and 2013, respectively, 72,250 and 1,719,657 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	September 30, 2014
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$140,742	$6	$(32)	$140,716	$-	$-	$140,716
U.S. Government agency obligations	40,021	29	(38)	40,012	-	-	40,012
Government sponsored residential mortgage-backed securities	7,059	298	-	7,357	-	-	7,357
Corporate debt securities	1,000	96	-	1,096	-	-	1,096
Preferred equity securities	2,100	2	(398)	1,704	-	-	1,704
Marketable equity securities	108	48	(1)	155	-	-	155
Mutual funds	3,806	-	(140)	3,666	-	-	3,666
Total securities available-for-sale	$194,836	$479	$(609)	$194,706	$-	$-	$194,706
Held-to-maturity
U.S. Government agency obligations	$9,439	$-	$-	$9,439	$106	$-	$9,545
Government sponsored residential
mortgage-backed securities	-	-	-	-	-	-	-
Trust preferred debt security	3,000	-	-	3,000	-	-	3,000
Total securities held-to-maturity	$12,439	$-	$-	$12,439	$106	$-	$12,545

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$126,000	$3	$(3)	$126,000	$-	$-	$126,000
U.S. Government agency obligations	7,006	-	(84)	6,922	-	-	6,922
Government sponsored residential mortgage-backed securities	9,199	417	-	9,616	-	-	9,616
Corporate debt securities	2,982	122	-	3,104	-	-	3,104
Preferred equity securities	2,100	-	(531)	1,569	-	-	1,569
Marketable equity securities	108	42	(2)	148	-	-	148
Mutual funds	3,710	-	(183)	3,527	-	-	3,527
Total securities available-for-sale	$151,105	$584	$(803)	$150,886	$-	$-	$150,886
Held-to-maturity
U.S. Government agency obligations	$5,000	$-	$-	$5,000	$-	$(70)	$4,930
Government sponsored residential
mortgage-backed securities	4,983	-	-	4,983	-	(27)	4,956
Trust preferred debt security	3,000	-	-	3,000	-	-	3,000
Total securities held-to-maturity	$12,983	$-	$-	$12,983	$-	$(97)	$12,886

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	September 30, 2014
		Less than 12 Months		12 Months or More			Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	4	$43,902	$(32)	$-	$-	$43,902	$(32)
U.S. Government agency obligations	3	21,978	(38)	-	-	21,978	(38)
Preferred equity securities	1	-	-	1,602	(398)	1,602	(398)
Marketable equity securities	1	-	-	5	(1)	5	(1)
Mutual funds	1	-	-	2,818	(140)	2,818	(140)
	10	$65,880	$(70)	$4,425	$(539)	$70,305	$(609)

	December 31, 2013
		Less than 12 Months		12 Months or More			Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	6	$63,994	$(3)	$-	$-	$63,994	$(3)
U.S. Government agency obligations	1	6,923	(84)	-	-	6,923	(84)
Preferred equity securities	2	98	(2)	1,471	(529)	1,569	(531)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	3,527	(183)	-	-	3,527	(183)
	11	74,542	(272)	1,476	(531)	76,018	(803)
Held-to-maturity
U.S. Government agency obligations	1	4,930	(70)	-	-	4,930	(70)
Government sponsored residential
mortgage-backed securities	1	4,956	(27)	-	-	4,956	(27)
	2	9,886	(97)	-	-	9,886	(97)
Total investment securities in an
unrealized loss position	13	$84,428	$(369)	$1,476	$(531)	$85,904	$(900)

Management believes that no individual unrealized loss as of September 30, 2014 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses as of September 30, 2014:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at September 30, 2014.

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The mutual fund seeks to invest in geographically specific debt securities located in portions of the United States designated by fund shareholders. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at September 30, 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the three and nine months ended September 30, 2014 and 2013.

There were no gross realized gains on sales of securities available-for-sale for the three and nine months ended September 30, 2014. There were gross realized gains on sales of securities available-for-sale totaling $304,000 and $340,000 for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014 and December 31, 2013, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $150.8 million and $116.7 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at September 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	September 30, 2014
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$104,031	$104,029	$-	$-
Due after one year through five years	70,918	70,975	-	-
Due after five years through ten years	6,814	6,820	-	-
Due after ten years	-	-	3,000	3,000
Government sponsored residential mortgage-backed securities	7,059	7,357	9,439	9,545
	$188,822	$189,181	$12,439	$12,545

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $17.7 million and $13.1 million of FHLBB capital stock at September 30, 2014 and December 31, 2013, respectively, which is equal to its FHLBB capital stock requirement.The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at September 30, 2014. Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of September 30, 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Alternative Investments

Alternative investments, which totaled $2.3 million and $2.4 million at September 30, 2014 and December 31, 2013, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company’s alternative investments include certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at September 30, 2014. The Company recognized a $41,000 other-than-temporary impairment charge on its limited partnerships for the nine months ended September 30, 2014, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations. See a further discussion of fair value in Note 13 - Fair Value Measurements. The Company recognized profit distributions from its limited partnerships of $27,000 and $91,000 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in other non-interest income in the accompanying condensed Consolidated Statements of Operations. The Company has $517,000 in unfunded commitments remaining for its alternative investments as of September 30, 2014.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	September 30,	December 31,
	2014	2013
(Dollars in thousands)
Real estate:
Residential	$789,166	$693,046
Commercial	717,399	633,764
Construction	80,242	78,191
Installment	3,524	4,516
Commercial	289,708	252,032
Collateral	1,826	1,600
Home equity line of credit	163,608	151,606
Demand	-	85
Revolving credit	97	94
Resort	1,019	1,374
Total loans	2,046,589	1,816,308

Allowance for loan losses	(18,556)	(18,314)
Net deferred loan costs	3,747	2,993
Loans, net	$2,031,780	$1,800,987

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the Three Months Ended September 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$3,631	$(424)	$9	$439	$3,655
Commercial	8,782	-	-	574	9,356
Construction	900	-	-	89	989
Installment	41	(1)	-	(1)	39
Commercial	3,089	(13)	54	(104)	3,026
Collateral	-	-	-	-	-
Home equity line of credit	1,468	-	-	23	1,491
Demand	-	-	-	-	-
Revolving credit	-	(26)	4	22	-
Resort	1	-	-	(1)	-
Unallocated	-	-	-	-	-
	$17,912	$(464)	$67	$1,041	$18,556

	For the Three Months Ended September 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$3,728	$(9)	$3	$39	$3,761
Commercial	8,012	-	-	(230)	7,782
Construction	1,138	-	-	94	1,232
Installment	57	-	-	(5)	52
Commercial	2,999	(26)	3	314	3,290
Collateral	-	-	-	-	-
Home equity line of credit	1,401	-	-	28	1,429
Demand	-	-	-	-	-
Revolving credit	-	(16)	3	13	-
Resort	170	-	-	(38)	132
Unallocated	-	-	-	-	-
	$17,505	$(51)	$9	$215	$17,678

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,647	$(686)	$10	$684	$3,655
Commercial	8,253	(93)	1	1,195	9,356
Construction	1,152	-	-	(163)	989
Installment	48	(4)	-	(5)	39
Commercial	3,746	(968)	67	181	3,026
Collateral	-	-	-	-	-
Home equity line of credit	1,465	-	-	26	1,491
Demand	-	-	-	-	-
Revolving credit	-	(52)	11	41	-
Resort	3	-	-	(3)	-
Unallocated	-	-	-	-	-
	$18,314	$(1,803)	$89	$1,956	$18,556

	For the Nine Months Ended September 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,778	$(384)	$3	$364	$3,761
Commercial	8,105	-	-	(323)	7,782
Construction	760	-	-	472	1,232
Installment	77	-	-	(25)	52
Commercial	2,654	(26)	12	650	3,290
Collateral	-	-	-	-	-
Home equity line of credit	1,377	-	-	52	1,429
Demand	-	-	-	-	-
Revolving credit	-	(40)	14	26	-
Resort	456	-	-	(324)	132
Unallocated	22	-	-	(22)	-
	$17,229	$(450)	$29	$870	$17,678

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Loans individually evaluated
for impairment:
Real estate:
Residential	$12,252	$78	$12,225	$360
Commercial	19,441	244	21,143	62
Construction	187	-	187	-
Installment	218	8	215	9
Commercial	5,713	241	4,096	1,243
Collateral	-	-	-	-
Home equity line of credit	749	-	538	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	1,019	-	1,219	-
	39,579	571	39,623	1,674

Loans collectively evaluated
for impairment:
Real estate:
Residential	$781,116	$3,577	$683,966	$3,287
Commercial	697,551	9,112	612,517	8,191
Construction	80,055	989	78,004	1,152
Installment	3,306	31	4,301	39
Commercial	283,947	2,785	247,888	2,503
Collateral	1,826	-	1,600	-
Home equity line of credit	162,859	1,491	151,068	1,465
Demand	-	-	85	-
Revolving Credit	97	-	94	-
Resort	-	-	155	3
	2,010,757	17,985	1,779,678	16,640
Total	$2,050,336	$18,556	$1,819,301	$18,314

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at September 30, 2014 and December 31, 2013:

	September 30, 2014
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate:
Residential	11	$2,248	5	$947	21	$8,440	37	$11,635	$-
Commercial	2	348	-	-	3	2,006	5	2,354	-
Construction	-	-	-	-	1	187	1	187	-
Installment	-	-	1	85	2	72	3	157	-
Commercial	1	50	-	-	5	539	6	589	-
Collateral	8	61	-	-	-	-	8	61	-
Home equity line of credit	2	430	1	25	6	411	9	866	-
Demand	1	73	-	-	-	-	1	73	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	25	$3,210	7	$1,057	38	$11,655	70	$15,922	$-

	December 31, 2013
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate:
Residential	9	$2,586	8	$1,600	20	$8,518	37	$12,704	$-
Commercial	1	231	-	-	1	827	2	1,058	-
Construction	-	-	-	-	1	187	1	187	-
Installment	-	-	-	-	2	47	2	47	-
Commercial	1	5	-	-	6	584	7	589	-
Collateral	2	9	-	-	-	-	2	9	-
Home equity line of credit	1	283	1	183	5	441	7	907	-
Demand	1	10	-	-	-	-	1	10	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	15	$3,124	9	$1,783	35	$10,604	59	$15,511	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Nonaccrual loans:
Real estate:
Residential	$9,854	$10,599
Commercial	2,145	827
Construction	187	187
Installment	158	162
Commercial	2,251	2,285
Collateral	-	-
Home equity line of credit	880	740
Demand	-	-
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	15,475	14,800
Loans 90 days past due and still accruing	-	-
Other real estate owned	192	393
Total nonperforming assets	$15,667	$15,193

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without
a valuation allowance:
Real estate:
Residential	$5,999	$6,403	$-	$6,900	$7,442	$-
Commercial	14,158	14,168	-	18,463	18,649	-
Construction	187	433	-	187	433	-
Installment	191	191	-	187	187	-
Commercial	3,410	3,448	-	1,268	1,307	-
Collateral	-	-	-	-	-	-
Home equity line of credit	749	877	-	538	658	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	24,694	25,520	-	27,543	28,676	-

Impaired loans with
a valuation allowance:
Real estate:
Residential	6,253	7,306	78	5,325	5,804	360
Commercial	5,283	5,559	244	2,680	2,679	62
Construction	-	-	-	-	-	-
Installment	27	27	8	28	28	9
Commercial	2,303	2,360	241	2,828	2,888	1,243
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,019	1,019	-	1,219	1,218	-
Total	14,885	16,271	571	12,080	12,617	1,674
Total impaired loans	$39,579	$41,791	$571	$39,623	$41,293	$1,674

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

		Three Months	Nine Months		Three Months	Nine Months
		Ended	Ended		Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2014	2014	2013	2013	2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(Dollars in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Impaired loans without
a valuation allowance:
Real estate:
Residential	$6,987	$30	$73	$4,974	$4	$6
Commercial	16,324	162	591	6,776	188	289
Construction	187	-	-	-	-	10
Installment	189	3	10	5	-	-
Commercial	3,226	34	118	3,238	40	106
Collateral	-	-	-	-	-	-
Home equity line of credit	560	1	1	480	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	13
Total	27,473	230	793	15,473	232	424

Impaired loans with
a valuation allowance:
Real estate:
Residential	5,441	8	35	6,199	14	55
Commercial	4,123	59	106	11,614	61	512
Construction	-	-	-	303	-	-
Installment	28	-	1	22	-	-
Commercial	2,547	10	64	3,978	14	85
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,108	9	29	1,097	11	27
Total	13,247	86	235	23,213	100	679
Total impaired loans	$40,720	$316	$1,028	$38,686	$332	$1,103

There was no interest income recognized on a cash basis method of accounting for the three and nine months ended September 30, 2014 and 2013.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The recorded investment balance of TDRs approximated $22.3 million and $23.4 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $14.7 million and $15.8 million while TDRs on nonaccrual status were $7.6 million and $7.6 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At September 30, 2014 and December 31, 2013, the allowance for loan losses included specific reserves of $410,000 and $1.6 million related to TDRs, respectively. For the nine months ended September 30, 2014 and 2013, the Bank had charge-offs totaling $1.2 million and $293,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank in very rare circumstances may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $470,000 and $332,000 at September 30, 2014 and December 31, 2013, respectively.

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at September 30, 2014 and December 31, 2013:

	September 30, 2014
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	12	$1,868	10	$5,523	22	$7,391
Commercial	8	8,668	-	-	8	8,668
Construction	-	-	1	187	1	187
Installment	4	218	-	-	4	218
Commercial	7	2,900	6	1,701	13	4,601
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	2	197	2	197
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1	1,018	-	-	1	1,018
Total	32	$14,672	19	$7,608	51	$22,280

	December 31, 2013
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	6	$1,814	8	$5,285	14	$7,099
Commercial	12	11,509	-	-	12	11,509
Construction	-	-	1	187	1	187
Installment	3	215	-	-	3	215
Commercial	6	1,033	5	1,799	11	2,832
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	3	307	3	307
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,219	-	-	2	1,219
Total	29	$15,790	17	$7,578	46	$23,368

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	1	$141	$141	10	$1,604	$1,545
Installment	-	-	-	1	17	16
Commercial	1	1,096	1,096	4	3,763	3,376
Total	2	$1,237	$1,237	15	$5,384	$4,937

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	-	$-	$-	3	$588	$569
Commercial	-	-	-	2	1,725	1,713
Construction	-	-	-	1	187	187
Installment	-	-	-	2	36	35
Commercial	1	51	52	7	5,704	6,004
Home equity line of credit	-	-	-	2	244	197
Total	1	$51	$52	17	$8,484	$8,705

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30, 2014
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	1	$-	$-	$-	$141	$141
Commercial	1	-	-	-	1,096	1,096
Total	2	$-	$-	$-	$1,237	$1,237

	For the Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	10	$-	$-	$-	$1,545	$1,545
Installment	1	-	-	-	16	16
Commercial	4	2,239	-	-	1,137	3,376
Total	15	$2,239	$-	$-	$2,698	$4,937

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Commercial	1	$-	$-	$-	$52	$52
Total	1	$-	$-	$-	$52	$52

	For the Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	3	$-	$-	$228	$341	$569
Commercial	2	1,577	-	-	136	1,713
Construction	1	-	-	-	187	187
Installment	2	-	-	35	-	35
Commercial	7	5,849	-	-	155	6,004
Home equity line of credit	2	-	-	14	183	197
Total	17	$7,426	$-	$277	$1,002	$8,705

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. The following loans defaulted and had been modified as a TDR during the twelve month period preceding the default date during the three and nine months ended September 30, 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate
Residential	-	$-	2	$711
Commercial	-	-	2	454
Total	-	$-	4	$1,165

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate
Residential	1	$1,115	1	$1,115
Commercial	3	110	3	110
Total	4	$1,225	4	$1,225

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

Loans rated 7:	Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8:	Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$777,509	$589	$11,068	$-	$789,166
Commercial	693,938	10,968	12,493	-	717,399
Construction	75,224	299	4,719	-	80,242
Installment	3,275	42	207	-	3,524
Commercial	273,951	5,387	10,143	227	289,708
Collateral	1,826	-	-	-	1,826
Home equity line of credit	162,041	499	1,068	-	163,608
Demand	-	-	-	-	-
Revolving Credit	97	-	-	-	97
Resort	1,019	-	-	-	1,019
Total Loans	$1,988,880	$17,784	$39,698	$227	$2,046,589

	December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$680,111	$1,089	$11,846	$-	$693,046
Commercial	608,289	7,023	18,452	-	633,764
Construction	72,022	-	6,169	-	78,191
Installment	4,251	50	215	-	4,516
Commercial	237,755	970	11,659	1,648	252,032
Collateral	1,600	-	-	-	1,600
Home equity line of credit	149,781	719	1,106	-	151,606
Demand	85	-	-	-	85
Revolving Credit	94	-	-	-	94
Resort	156	-	1,218	-	1,374
Total Loans	$1,754,144	$9,851	$50,665	$1,648	$1,816,308

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties. These related party loans totaled $985,000 and $647,000 at September 30, 2014 and December 31, 2013, respectively. All related party loans were performing according to their credit terms.

6.	Mortgage Servicing Rights

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $3.4 million and $3.1 million at September 30, 2014 and December 31, 2013, respectively. The fair value of mortgage servicing rights approximated $3.9 million and $3.6 million at September 30, 2014 and December 31, 2013, respectively, and are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition. Total loans sold with servicing rights retained were $52.7 million and $142.2 million for the nine months ended September 30, 2014 and 2013, respectively. The net gain on loans sold totaled $1.1 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in the accompanying condensed Consolidated Statements of Operations.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition totaled $335.1 million and $299.0 million at September 30, 2014 and December 31, 2013, respectively. Loan servicing fees for others totaling $571,000 and $425,000 for the nine months ended September 30, 2014 and 2013, respectively, are included as a component of other noninterest income in the accompanying condensed Consolidated Statements of Operations.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at September 30, 2014 and December 31, 2013. The Company has access to a pre-approved unsecured line of credit with a financial institution totaling $20.0 million, which was undrawn at September 30, 2014 and December 31, 2013. The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on September 30, 2015. The line was undrawn at September 30, 2014 and December 31, 2013. The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $304.7 million and $259.0 million at September 30, 2014 and December 31, 2013, respectively. Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $774.7 million and $677.4 million at September 30, 2014 and December 31, 2013, respectively. The Company has available borrowings of $183.4 million and $190.6 million at September 30, 2014 and December 31, 2013, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $73.1 million and $80.5 million on an overnight basis at September 30, 2014 and December 31, 2013, respectively, and was undrawn as of September 30, 2014 and December 31, 2013. The funding arrangement was collateralized by $144.1 million and $124.7 million in pledged commercial real estate loans as of September 30, 2014 and December 31, 2013, respectively.

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain Treasury bill securities with a fair value of $23.0 million at September 30, 2014. Outstanding borrowings totaled $21.0 million at September 30, 2014 and December 31, 2013.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $73.9 million and $50.8 million at September 30, 2014 and December 31, 2013, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $89.4 million and $71.3 million as of September 30, 2014 and December 31, 2013, respectively.

8.	Deposits

Deposit balances are as follows:

	September 30,	December 31,
	2014	2013
(Dollars in thousands)
Noninterest-bearing demand deposits	$323,499	$308,459
Interest-bearing
NOW accounts	454,650	285,392
Money market	417,498	387,225
Savings accounts	200,501	193,937
Time deposits	331,846	338,488
Total interest-bearing deposits	1,404,495	1,205,042
Total deposits	$1,727,994	$1,513,501

Time certificates of deposit in denominations of $100,000 or more approximated $157.1 million and $147.7 million at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
Years ending December 31,
2014	$94,814
2015	140,218
2016	55,572
2017	23,010
2018	7,751
Thereafter	10,481
Total time deposits	$331,846

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to its customers. This program provides enhanced FDIC insurance to participating customers. As of September 30, 2014 and December 31, 2013, there have been no reciprocal deposits.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)
Service cost	$-	$-	$15	$25
Interest cost	255	238	37	32
Expected return on plan assets	(334)	(284)	-	-
Amortization:
Loss	76	144	5	11
Prior service cost	-	-	(13)	(13)
Net periodic benefit cost	$(3)	$98	$44	$55

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)
Service cost	$-	$-	$45	$76
Interest cost	766	714	110	96
Expected return on plan assets	(1,004)	(851)	-	-
Amortization:
Loss	229	430	14	32
Prior service cost	-	-	(38)	(38)
Net periodic benefit cost	$(9)	$293	$131	$166

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

Employee Stock Ownership Plan

As part of the reorganization, the Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock in the open market subsequent to the initial public offering. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At September 30, 2014, the loan had an outstanding balance of $13.9 million and an interest rate of 4.25%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $1.1 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Shares held by the ESOP include the following as of September 30, 2014:

Allocated	286,083
Committed to be released	71,325
Unallocated	1,073,008
1,430,416

The fair value of unallocated ESOP shares was $15.6 million at September 30, 2014.

10.	Stock Incentive Plan

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations. For the three months ended September 30, 2014 and 2013, the Company recorded $749,000 and $750,000 of share-based compensation expense, respectively, comprised of $313,000 and $314,000 of stock option expense, respectively and $436,000 and $436,000 of restricted stock expense, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded $2.2 million and $2.9 million of share-based compensation expense, respectively, comprised of $901,000 and $1.1 million of stock option expense, respectively and $1.3 million and $1.7 million of restricted stock expense, respectively. Expected future compensation expense relating to the 693,657 non-vested options outstanding at September 30, 2014, is $2.3 million over the remaining vesting period of 2.05 years. Expected future compensation expense relating to the 266,884 non-vested restricted shares at September 30, 2014, is $3.3 million over the remaining vesting period of 1.93 years.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Weighted-average assumptions for the nine months ended September 30, 2014 and 2013:

	2014	2013
Weighted per share average fair value of options granted	$3.77	$3.86
Weighted-average assumptions:
Risk-free interest rate	1.93%	1.53%
Expected volatility	28.20%	31.36%
Expected dividend yield	1.89%	1.70%
Weighted-average dividend yield	1.09% - 2.51%	0.80% - 2.71%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine months ended September 30, 2014.
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,629,857	$12.98
Granted	48,000	15.54
Exercised	(2,100)	12.95
Forfeited	(4,100)	14.63
Outstanding at September 30, 2014	1,671,657	$13.04	8.00	$2,475

Exercisable at September 30, 2014	977,500

The following is a summary of the status of the Company’s restricted stock for the nine months ended September 30, 2014.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	400,325	$12.95
Granted	-	-
Vested	(133,441)	12.95
Forfeited	-	-
Unvested at September 30, 2014	266,884	$12.95

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

11.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of September 30, 2014, the Company maintained a cash balance of $2.4 million with a correspondent bank to collateralize its position. As of September 30, 2014, the Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of September 30, 2014.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the condensed consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		September 30, 2014			December 31, 2013
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values
Commercial loan customer
interest rate swap position	Other Assets	32	$111,923	$3,679	22	$66,635	$3,238

Commercial loan customer
interest rate swap position	Other Liabilities	13	50,426	(3,729)	22	82,535	(3,294)

Counterparty interest
rate swap position	Other Liabilities	45	162,349	50	44	149,170	56

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying condensed consolidated statements of operations as follows:

	For The Three Months Ended September 30,
	2014			2013
	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(855)	$(943)	$(1,798)	$(835)	$38	$(797)

Counterparty interest rate swap position	855	943	1,798	835	(38)	797
Total	$-	$-	$-	$-	$-	$-

	For The Nine Months Ended September 30,
	2014			2013
	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(2,570)	$441	$(2,129)	$(2,223)	$(3,937)	$(6,160)

Counterparty interest rate swap position	2,570	(441)	2,129	2,223	3,937	6,160
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Offsetting of Financial Assets and Liabilities

The following table presents the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at September 30, 2014 and December 31, 2013:

	September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$3,679	$-	$3,679	$-	$-	$2,350	$1,329
Total	$3,679	$-	$3,679	$-	$-	$2,350	$1,329

	September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$3,729	$-	$3,729	$-	$-	$2,350	$1,379
Repurchase agreement borrowings	21,000	-	21,000	-	21,000	-	-
Total	$24,729	$-	$24,729	$-	$21,000	$2,350	$1,379

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$3,238	$-	$3,238	$-	$-	$2,000	$1,238
Total	$3,238	$-	$3,238	$-	$-	$2,000	$1,238

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$3,294	$-	$3,294	$-	$-	$2,000	$1,294
Repurchase agreement borrowings	21,000	-	21,000	-	21,000	-	-
Total	$24,294	$-	$24,294	$-	$21,000	$2,000	$1,294

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2014, the notional amount of outstanding rate locks totaled approximately $9.6 million and the notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $11.7 million. Forward sales, which include mandatory forward commitments, notional amount totaled approximately $8.5 million at September 30, 2014; establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

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

	September 30,	December 31,
	2014	2013
(Dollars in thousands)
Approved loan commitments	$104,172	$25,667
Unadvanced portion of construction loans	34,005	64,599
Unused lines for home equity loans	175,726	163,255
Unused revolving lines of credit	367	354
Unused commercial letters of credit	3,567	3,910
Unused commercial lines of credit	193,010	153,673
	$510,847	$411,458

Financial instruments with off-balance sheet risk had a valuation allowance of $457,000 and $436,000 as of September 30, 2014 and December 31, 2013, respectively.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2014 and December 31, 2013, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

13.	Significant Group Concentrations of Credit Risk

The Company primarily grants commercial, residential and consumer loans to customers located within its primary market area in the state of Connecticut. The majority of the Company’s loan portfolio is comprised of commercial and residential mortgages. The Company has no negative amortization or option adjustable rate mortgage loans.

14.	Fair Value Measurements

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the nine months ended September 30, 2014 and 2013.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, U.S. Government agency obligations and marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at September 30, 2014 and December 31, 2013.

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

Interest Rate Swap Derivatives: The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount,stated interest rate and are classified within Level 2 of the valuation hierarchy. Such derivatives are basic interest rate swaps that do not have any embedded interest rate caps and floors.

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized $45,000 and (322,000) the for three months ended September 30, 2014 and 2013, respectively, and recognized $47,000 and (318,000) the for nine months ended September 30, 2014 and 2013, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:
	September 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$140,716	$140,716	$-	$-
U.S. Government agency obligations	40,012	40,012	-	-
Government sponsored residential mortgage-backed securities	7,357	-	7,357	-
Corporate debt securities	1,096	-	1,096	-
Preferred equity securities	1,704	-	1,704	-
Marketable equity securities	155	155	-	-
Mutual funds	3,666	-	3,666	-
Securities available-for-sale	194,706	180,883	13,823	-
Interest rate swap derivative	3,679	-	3,679	-
Derivative loan commitments	72	-	-	72
Forward loan sales commitments	22	-	-	22
Total	$198,479	$180,883	$17,502	$94

Liabilities
Interest rate swap derivative	$3,729	$-	$3,729	$-
Total	$3,729	$-	$3,729	$-

	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$126,000	$126,000	$-	$-
U.S. Government agency obligations	6,922	6,922	-	-
Government sponsored residential
mortgage-backed securities	9,616	-	9,616	-
Corporate debt securities	3,104	-	3,104	-
Preferred equity securities	1,569	-	1,569	-
Marketable equity securities	148	148	-	-
Mutual funds	3,527	-	3,527	-
Securities available-for-sale	150,886	133,070	17,816	-
Interest rate swap derivative	3,238	-	3,238	-
Derivative loan commitments	11	-	-	11
Forward loan sales commitments	36	-	-	36
Total	$154,171	$133,070	$21,054	$47

Liabilities
Interest rate swap derivative	$3,294	$-	$3,294	$-
Total	$3,294	$-	$3,294	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)
Balance, at beginning of period	$50	$491	$47	$488
Total realized gain:
Included in earnings	44	(323)	47	(320)
Balance, at the end of period	$94	$168	$94	$168

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

September 30, 2014
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales
commitments, net	$94	Adjusted quoted prices in active markets	Embedded servicing value	1.18%

December 31, 2013
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales
commitments, net	$47	Adjusted quoted prices in active markets	Embedded servicing value	1.25%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2014			December 31, 2013
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$5,112	$-	$-	$5,910
Other real estate owned	-	-	192	-	-	277
Mortgage servicing rights	-	-	-	-	-	1,970

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

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

September 30, 2014
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$5,112	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$192	Appraisals	Discount for costs to sell	6% - 12%	9.0%

December 31, 2013
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs
Mortgage servicing rights	$1,970	Discounted cash flows	Prepayment speed	0% - 29%	9.2%
			Discount rate	n/a	7.8%

Impaired loans	$5,910	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$277	Appraisals	Discount for costs to sell	8% - 10%	9.0%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.3 million and $2.4 million at September 30, 2014 and December 31, 2013, respectively. The Company recognized a $41,000 other-than-temporary impairment charge in its limited partnerships for the nine months ended September 30, 2014, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations. The Company has $517,000 in unfunded commitments remaining for its alternative investments as of September 30, 2014.

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

Borrowed funds: The fair values for borrowed funds, including FHLBB advances and repurchase borrowings, are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of agreements.

Repurchase liabilities: Repurchase liabilities represent a short-term customer sweep account product. Because of the short-term nature of these liabilities, the carrying amount approximates its fair value.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		September 30, 2014		December 31, 2013
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$12,439	$12,545	$12,983	$12,886
Securities available-for-sale	See previous table	194,706	194,706	150,886	150,886
Loans	Level 3	2,046,589	2,040,160	1,816,308	1,803,424
Loans held-for-sale	Level 2	5,533	5,628	3,186	3,188
Mortgage servicing rights	Level 3	3,413	3,939	3,146	3,596
Federal Home Loan Bank of Boston stock	Level 2	17,724	17,724	13,136	13,136
Alternative investments	Level 3	2,344	2,337	2,352	2,778
Interest rate swap derivatives	Level 2	3,679	3,679	3,238	3,238
Forward loan sales commitments	Level 3	22	22	36	36
Derivative loan commitments	Level 3	72	72	11	11

Financial liabilities
Deposits other than time deposits	Level 1	1,396,148	1,396,148	1,175,013	1,175,013
Time deposits	Level 2	331,846	334,939	338,488	341,395
Federal Home Loan Bank of Boston advances	Level 2	304,700	304,708	259,000	259,765
Repurchase agreement borrowings	Level 2	21,000	21,771	21,000	21,992
Repurchase liabilities	Level 2	73,855	73,855	50,816	50,816
Interest rate swap derivatives	Level 2	3,729	3,729	3,294	3,294

15.	Regulatory Matters

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

Management believes, as of September 30, 2014 and December 31, 2013 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2014. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At September 30, 2014
Total Capital (to Risk Weighted Assets)	$216,846	11.96%	$145,047	8.00%	$181,309	10.00%
Tier I Capital (to Risk Weighted Assets)	197,833	10.91	72,533	4.00	108,799	6.00
Tier I Capital (to Average Assets)	197,833	8.55	92,553	4.00	115,692	5.00

At December 31, 2013
Total Capital (to Risk Weighted Assets)	$209,174	12.76%	$131,144	8.00%	$163,929	10.00%
Tier I Capital (to Risk Weighted Assets)	190,424	11.62	65,550	4.00	98,326	6.00
Tier I Capital (to Average Assets)	190,424	9.28	82,079	4.00	102,599	5.00

First Connecticut Bancorp, Inc.:
At September 30, 2014
Total Capital (to Risk Weighted Assets)	$256,361	14.12%	$145,247	8.00%	$181,559	10.00%
Tier I Capital (to Risk Weighted Assets)	237,348	13.07	72,639	4.00	108,959	6.00
Tier I Capital (to Average Assets)	237,348	10.25	92,624	4.00	115,780	5.00

At December 31, 2013
Total Capital (to Risk Weighted Assets)	$254,509	15.50%	$131,359	8.00%	$164,199	10.00%
Tier I Capital (to Risk Weighted Assets)	235,759	14.36	65,671	4.00	98,507	6.00
Tier I Capital (to Average Assets)	235,759	11.47	82,218	4.00	102,772	5.00

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

16.	Other Comprehensive Income

The following table presents a reconciliation of the changes in components of other comprehensive income for periods indicated, including the amount of income tax expense allocated to each component of other comprehensive income:

	For the Three Months Ended September 30, 2014
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized (losses) gains on available-for-sale securities	$(209)	$70	$(139)
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	(209)	70	(139)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	69	(23)	46
Total other comprehensive (loss) income	$(140)	$47	$(93)

	For the Three Months Ended September 30, 2013
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized (losses) gains on available-for-sale securities	$(839)	$285	$(554)
Less: net security gains (losses) reclassified into other noninterest income	304	(103)	201
Net change in fair value of securities available-for-sale	(535)	182	(353)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	141	(48)	93
Total other comprehensive (loss) income	$(394)	$134	$(260)

	For the Nine Months Ended September 30, 2014
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities	$88	$(30)	$58
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	88	(30)	58
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	211	(72)	139
Total other comprehensive income (loss)	$299	$(102)	$197

	For the Nine Months Ended September 30, 2013
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized (losses) gains on available-for-sale securities	$(973)	$331	$(642)
Less: net security gains (losses) reclassified into other noninterest income	340	(116)	224
Net change in fair value of securities available-for-sale	(633)	215	(418)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	424	(144)	280
Total other comprehensive (loss) income	$(209)	$71	$(138)

(1) Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

17.	Legal Actions

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

General

Established in 1851, Farmington Bank is a full-service, community bank with 22 full service branch offices and 4 limited services offices, including our main office, located throughout Hartford County, Connecticut. Farmington Bank provides a diverse range of commercial and consumer services to businesses, individuals and governments across central Connecticut and western Massachusetts.

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service.

●
Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of September 30, 2014 our total risk-based capital ratio was 14.11%.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2014.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowances at September 30, 2014 and December 31, 2013.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2014 and December 31, 2013, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.

Income Taxes: Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We provide a deferred tax asset valuation allowance for the estimated future tax effects attributable to temporary differences and carryforwards when realization is determined not to be more likely than not. FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”, prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Pursuant to FASB ASC 740-10, we examine our financial statements, our income tax provision and our federal and state income tax returns and analyze our tax positions, including permanent and temporary differences, as well as the major components of income and expense, to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We recognize interest and penalties arising from income tax settlements as part of our provision for income taxes.

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc. This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation. As a result, approximately $5.9 million of charitable contribution carryforward remains at September 30, 2014 resulting in a deferred tax asset of approximately $2.0 million. The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016. Therefore, no valuation allowance has been recorded against this deferred tax asset. Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next three years. The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At September 30, 2014 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through 2013.  If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of September 30, 2014, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of September 30, 2014, our net deferred tax asset was $14.5 million and there was no valuation allowance.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Our total assets increased $285.6 million or 13.5%, to $2.4 billion at September 30, 2014, from $2.1 billion at December 31, 2013, primarily due to an increase of $230.8 million in loans and $43.3 million in securities available-for-sale.

Our investment portfolio totaled $207.1 million or 8.6% of total assets, and $163.9 million or 7.8% of total assets at September 30, 2014 and December 31, 2013, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $230.8 million or 12.8% at September 30, 2014 to $2.0 billion compared to December 31, 2013 primarily driven by increases in commercial and residential real estate. The allowance for loan losses increased $242,000 to $18.6 million at September 30, 2014 from $18.3 million at December 31, 2013. At September 30, 2014, the allowance for loan losses represented 0.91% of total loans and 119.91% of non-accrual loans, compared to 1.01% of total loans and 123.74% of non-accrual loans as of December 31, 2013.

Total liabilities increased $284.2 million, to $2.2 billion at September 30, 2014 compared to $1.9 billion at December 31, 2013, primarily due to an increase in deposits, FHLBB advances and repurchase liabilities. Deposits increased $214.5 million or 14.2% to $1.7 billion at September 30, 2014 due to increases in municipal deposits, checking accounts and de novo branch openings as we continue to develop and grow relationships in the geographical areas we serve. Federal Home Loan Bank of Boston advances increased $45.7 million to $304.7 million at September 30, 2014 from $259.0 million at December 31, 2013 as we funded our organic loan and securities growth with FHLBB advances and deposits. Repurchase liabilities increased $23.0 million to $73.9 million at September 30, 2014 from $50.8 million at December 31, 2013 primarily due to fluctuations in cash flows in business checking customers using our repurchase agreement product where excess funds are swept daily into a collateralized account.

Stockholders’ equity increased $1.4 million to $233.6 million at September 30, 2014 compared to December 31, 2013. The Company repurchased 387,505 shares of common stock at an average price per share of $15.52 at a cost of $6.0 million. The Company paid cash dividends totaling $1.9 million or $0.12 per share during the nine months ended September 30, 2014. Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

	For The Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,978,854	$18,098	3.63%	$1,648,948	$15,580	3.75%
Securities	189,246	369	0.77%	131,602	216	0.65%
Federal Home Loan Bank of Boston stock	17,724	55	1.23%	8,383	8	0.38%
Federal funds and other interest-earning assets	4,918	6	0.48%	3,288	2	0.24%
Total interest-earning assets	2,190,742	18,528	3.36%	1,792,221	15,806	3.50%
Noninterest-earning assets	124,823			122,886
Total assets	$2,315,565			$1,915,107

Interest-bearing liabilities:
NOW accounts	$436,303	$313	0.28%	$303,882	$180	0.24%
Money market	406,293	748	0.73%	371,614	794	0.85%
Savings accounts	199,505	57	0.11%	185,732	79	0.17%
Certificates of deposit	330,496	727	0.87%	356,994	861	0.96%
Total interest-bearing deposits	1,372,597	1,845	0.53%	1,218,222	1,914	0.62%
Federal Home Loan Bank of Boston advances	270,250	479	0.70%	74,101	383	2.05%
Repurchase agreement borrowings	21,000	182	3.44%	21,000	181	3.42%
Repurchase liabilities	59,624	37	0.25%	57,187	45	0.31%
Total interest-bearing liabilities	1,723,471	2,543	0.59%	1,370,510	2,523	0.73%
Noninterest-bearing deposits	321,008			272,621
Other noninterest-bearing liabilities	36,482			39,772
Total liabilities	2,080,961			1,682,903
Stockholders’ equity	234,604			232,204
Total liabilities and stockholders’ equity	$2,315,565			$1,915,107

Net interest income		$15,985			$13,283

Net interest rate spread (1)			2.77%			2.77%
Net interest-earning assets (2)	$467,271			$421,711
Net interest margin (3)			2.89%			2.94%
Average interest-earning assets to average interest- bearing liabilities		127.11%			130.77%

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

	Three Months Ended September 30,
	2014 vs. 2013
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$3,031	$(513)	$2,518
Investment securities	107	46	153
Federal Home Loan Bank of Boston stock	16	31	47
Federal funds and other interest-earning assets	1	3	4
Total interest-earning assets	3,155	(433)	2,722

Interest-bearing liabilities:
NOW accounts	90	43	133
Money market	70	(116)	(46)
Savings accounts	6	(28)	(22)
Certificates of deposit	(61)	(73)	(134)
Total interest-bearing deposits	105	(174)	(69)
Federal Home Loan Bank of Boston advances	480	(384)	96
Repurchase agreement borrowing	-	1	1
Repurchase liabilities	2	(10)	(8)
Total interest-bearing liabilities	587	(567)	20
Increase in net interest income	$2,568	$134	$2,702

Summary of Operating Results for the Three Months Ended September 30, 2014 and 2013

The following discussion provides a summary and comparison of our operating results for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Net interest income	$15,985	$13,283	$2,702	20.3%
Provision for loan losses	1,041	215	826	384.2
Noninterest income	2,778	2,182	596	27.3
Noninterest expense	14,219	14,110	109	0.8
Income before taxes	3,503	1,140	2,363	207.3
Income tax expense	997	275	722	262.5
Net income	$2,506	$865	$1,641	189.7%

For the three months ended September 30, 2014, net income increased $1.6 million compared to the three months ended September 30, 2013. The increase in net income was driven by an increase in net interest income due to organic loan growth, a $596,000 increase in other noninterest income offset by increases in the provision for loan losses and income tax expense.

Comparison of Operating Results for the three months ended September 30, 2014 and 2013

Our results of operations depend primarily on net interest income, which is the difference between the interest income on earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. We also generate noninterest income; including service charges on deposit accounts, gain on sale of securities, income from mortgage banking activities, bank-owned life insurance income, brokerage fees, insurance commissions and other miscellaneous fees. Our noninterest expense primarily consists of salary and employee benefits, occupancy expense, furniture and equipment expenses, FDIC assessments, marketing and other general and administrative expenses. Our results of operations are also affected by our provision for loan losses.

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $16.0 million and $13.3 million for the three months ended September 30, 2014 and 2013, respectively. Net interest income increased primarily due to a $329.9 million increase in the average loan balance despite a 12 basis point decrease in the yield on loans. The yield on average interest-earning assets decreased 14 basis points to 3.36% for the third quarter of 2014 from 3.50% for the prior year quarter. The decline was primarily due to a 12 basis point decrease in the yield on total average net loans to 3.63%. The cost of average interest-bearing liabilities decreased 14 basis points to 0.59% for the third quarter of 2014. The decline was primarily due to a 9 basis point decrease in certificates of deposit and a 135 basis point decrease in Federal Home Loan Bank of Boston advance costs due to an increase in short-term advances which carry lower rates. Net interest margin decreased to 2.89% in the third quarter of 2014 compared to 2.94% in the third quarter of 2013.

Interest expense remained flat for the third quarter of 2014 at $2.5 million compared to the prior year quarter. The average interest-bearing liabilities balance increased $353.0 million offset by lower certificate of deposit rates and an increase in FHLBB short-term advances which carry lower rates. Average balances of noninterest-bearing deposits grew at a rate of 17.7%, while total average interest-bearing deposits grew at a rate of 12.7% for the third quarter in 2014 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $1.0 million and $215,000 for the three months ended September 30, 2014 and 2013, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs in the third quarter of 2014 were $397,000 or 0.08% to average loans (annualized) compared to $42,000 or 0.01% to average loans (annualized) in the prior year quarter.

At September 30, 2014, the allowance for loan losses totaled $18.6 million, or 0.91% of total loans and 119.91% of non-accrual loans, compared to an allowance for loan losses of $18.3 million, or 1.01% of total loans and 123.74% of non-accrual loans at December 31, 2013.

Noninterest Income: The following table summarizes noninterest income for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,459	$1,229	$230	18.7%
Net gain on sales of investments	-	304	(304)	(100.0)
Net gain on loans sold	633	625	8	1.3
Brokerage and insurance fee income	47	37	10	27.0
Bank owned life insurance income	284	303	(19)	(6.3)
Other	355	(316)	671	212.3
Total noninterest income	$2,778	$2,182	$596	27.3%

Total noninterest income increased $596,000 to $2.8 million compared to the prior year quarter primarily due to a $230,000 or 18.7% increase in fees for customer services and a $671,000 increase in other income offset by a $304,000 decrease in gain on sale of investments. Other income increased $671,000 primarily due to swap fees and mortgage banking derivatives. There were no sales of investments in the third quarter of 2014.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$8,593	$8,571	$22	0.3%
Occupancy expense	1,271	1,175	96	8.2
Furniture and equipment expense	1,093	998	95	9.5
FDIC assessment	361	341	20	5.9
Marketing	332	423	(91)	(21.5)
Other operating expenses	2,569	2,602	(33)	(1.3)
Total noninterest expense	$14,219	$14,110	$109	0.8%

Total noninterest expense increased slightly to $14.2 million in the third quarter of 2014 compared to the prior year quarter. Marketing expense decreased $91,000 or 21.5% compared to the prior year quarter primarily due to general expense control initiatives.

Income Tax Expense: Income tax expense was $997,000 in the third quarter of 2014 compared to $275,000 in the prior year quarter.

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

	For The Nine Months Ended September 30,
	2014			2013
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,896,768	$52,182	3.68%	$1,583,569	$45,467	3.84%
Securities	172,491	1,026	0.80%	124,429	684	0.73%
Federal Home Loan Bank of Boston stock	15,218	142	1.25%	8,524	25	0.39%
Federal funds and other interest-earning assets	3,913	12	0.41%	9,513	13	0.18%
Total interest-earning assets	2,088,390	53,362	3.42%	1,726,035	46,189	3.58%
Noninterest-earning assets	123,580			121,784
Total assets	$2,211,970			$1,847,819

Interest-bearing liabilities:
NOW accounts	$374,084	$695	0.25%	$268,483	$466	0.23%
Money market	410,066	2,186	0.71%	354,291	2,105	0.79%
Savings accounts	198,978	154	0.10%	180,490	237	0.18%
Certificates of deposit	334,037	2,215	0.89%	355,934	2,638	0.99%
Total interest-bearing deposits	1,317,165	5,250	0.53%	1,159,198	5,446	0.63%
Federal Home Loan Bank of Boston advances	237,576	1,166	0.66%	74,386	1,253	2.25%
Repurchase agreement borrowings	21,000	538	3.43%	21,000	532	3.39%
Repurchase liabilities	57,984	109	0.25%	53,106	136	0.34%
Total interest-bearing liabilities	1,633,725	7,063	0.58%	1,307,690	7,367	0.75%
Noninterest-bearing deposits	308,112			256,830
Other noninterest-bearing liabilities	36,664			45,876
Total liabilities	1,978,501			1,610,396
Stockholders’ equity	233,469			237,423
Total liabilities and stockholders’ equity	$2,211,970			$1,847,819

Net interest income		$46,299			$38,822

Net interest rate spread (1)			2.84%			2.83%
Net interest-earning assets (2)	$454,665			$418,345
Net interest margin (3)			2.96%			3.01%
Average interest-earning assets to average interest-
bearing liabilities		127.83%			131.99%

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

	Nine Months Ended September 30,
	2014 vs. 2013
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$8,682	$(1,967)	$6,715
Investment securities	282	60	342
Federal Home Loan Bank of Boston stock	31	86	117
Federal funds and other interest-earning assets	(11)	10	(1)
Total interest-earning assets	8,984	(1,811)	7,173

Interest-bearing liabilities:
NOW accounts	194	35	229
Money market	311	(230)	81
Savings accounts	22	(105)	(83)
Certificates of deposit	(156)	(267)	(423)
Total interest-bearing deposits	371	(567)	(196)
Federal Home Loan Bank of Boston advances	1,277	(1,364)	(87)
Repurchase agreement borrowing	-	6	6
Repurchase liabilities	12	(39)	(27)
Total interest-bearing liabilities	1,660	(1,964)	(304)
Increase in net interest income	$7,324	$153	$7,477

Summary of Operating Results for the Nine Months Ended September 30, 2014 and 2013

The following discussion provides a summary and comparison of our operating results for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Net interest income	$46,299	$38,822	$7,477	19.3%
Provision for loan losses	1,956	870	1,086	124.8
Noninterest income	6,606	8,829	(2,223)	(25.2)
Noninterest expense	42,433	43,364	(931)	(2.1)
Income before taxes	8,516	3,417	5,099	149.2
Income tax expense	2,328	847	1,481	174.9
Net income	$6,188	$2,570	$3,618	140.8%

For the nine months ended September 30, 2014, net income increased $3.6 million compared to the nine months ended September 30, 2013. The increase in net income was driven by an increase in net interest income due to organic loan growth, a $1.0 million decrease in salary and employment benefits and marketing expenses in noninterest expense, offset by an increase in the provision for loan losses and a decrease in income from the secondary market residential lending program.

Comparison of Operating Results for the nine months ended September, 2014 and 2013

Our results of operations depend primarily on net interest income, which is the difference between the interest income on earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. We also generate noninterest income; including service charges on deposit accounts, gain on sale of securities, income from mortgage banking activities, bank-owned life insurance income, brokerage fees, insurance commissions and other miscellaneous fees. Our noninterest expense primarily consists of salary and employee benefits, occupancy expense, furniture and equipment expenses, FDIC assessments, marketing and other general and administrative expenses. Our results of operations are also affected by our provision for loan losses.

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $46.3 million and $38.8 million for the nine months ended September 30, 2014 and 2013, respectively. Net interest income increased primarily due to a $313.2 million increase in the average loan balance despite a 16 basis point decrease in the yield on loans. The yield on average interest-earning assets decreased 16 basis points to 3.42% for the nine months ended September 30, 2014 from 3.58% for the nine months ended September 30, 2013. The decline was primarily due to a 16 basis point decrease in the yield on total average net loans to 3.68%. The cost of average interest-bearing liabilities decreased 17 basis points to 0.58% for the nine months ended September 30, 2014 reflecting lower funding costs for certificates of deposit and a decrease in FHLBB advance costs due to an increase in short-term advances which carry lower rates. Net interest margin decreased 5 basis points to 2.96% for the nine months ended September 30, 2014 compared to 3.01% for the nine months ended September 30, 2013 due to a $15.3 million decline in the average balance of the resort portfolio and decrease in prepayment penalty fees. Excluding resort and prepayment penalty fee income for both periods, the net interest margin would have been 2.95% and 2.97% for the nine months ended September 30, 2014 and 2013, respectively.

Interest expense for the nine months ended September 30, 2014 decreased $304,000 or 4.1% totaling $7.1 million from $7.4 million in the nine months ended September 30, 2013. The decrease in interest expense resulted from lower certificate of deposit rates and a decrease in FHLBB advance costs due to an increase in short-term advances which carry lower rates. Average balances of noninterest-bearing deposits grew at a rate of 20.0%, while total average interest-bearing deposits grew at a rate of 13.6% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

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

Management recorded a provision for loan losses of $2.0 million and $870,000 for the nine months ended September 30, 2014 and 2013, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs totaled $1.7 million and $421,000 for the nine months ended September 30, 2014 and 2013, respectively. One commercial loan relationship represented approximately half of the charge-offs in 2014 which was fully reserved in prior years.

At September 30, 2014, the allowance for loan losses totaled $18.6 million, or 0.91% of total loans and 119.91% of non-accrual loans, compared to an allowance for loan losses of $18.3 million, or 1.01% of total loans and 123.74% of non-accrual loans at December 31, 2013.

Noninterest Income: The following table summarizes noninterest income for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$3,967	$3,308	$659	19.9%
Net gain on sales of investments	-	340	(340)	100.0
Net gain on loans sold	1,072	4,244	(3,172)	(74.7)
Brokerage and insurance fee income	140	110	30	27.3
Bank owned life insurance income	847	1,015	(168)	(16.6)
Other	580	(188)	768	408.5
Total noninterest income	$6,606	$8,829	$(2,223)	(25.2)%

Total noninterest income decreased $2.2 million to $6.6 million for the nine months ended September 30, 2014 compared to $8.8 million for the nine months ended September 30, 2013. Fees for customer services increased $659,000 or 19.9% due to an increase in volume. There were no sales of investments for the nine months ended September 30, 2014. Gain on sale of fixed-rate residential mortgage loans decreased $3.2 million to $1.1 million for the nine months ended September 30, 2014 compared to $4.2 million for the nine months ended September 30, 2013 due to an overall decrease in volume and margins in our secondary market residential lending program. Bank owned life insurance income decreased $168,000 due to decreases in policy payouts and income earned for the nine months ended September 30, 2014. Other income increased $768,000 primarily due a $145,000 increase in servicing fees, a $366,000 increase in mortgage banking derivatives and $140,000 in swap fee income for the nine months ended September 30, 2014.

Noninterest Expense: The following table summarizes noninterest expense for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$25,519	$26,160	$(641)	(2.5)%
Occupancy expense	3,829	3,541	288	8.1
Furniture and equipment expense	3,217	3,115	102	3.3
FDIC assessment	1,010	943	67	7.1
Marketing	1,219	1,627	(408)	(25.1)
Other operating expenses	7,639	7,978	(339)	(4.2)
Total noninterest expense	$42,433	$43,364	$(931)	(2.1)%

Total noninterest expense, excluding $633,000 in accelerated vesting of stock compensation due to the passing of a key executive in the nine months ended September 30, 2013, decreased $298,000 to $42.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Salaries and employee benefits, excluding $633,000 in accelerated vesting of stock compensation, remained flat at $25.5 million for the nine months ended September 30, 2014 and 2013. Occupancy expense increased $288,000 primarily as a result of de novo branch openings over the past twelve months. Marketing expense decreased $408,000 or 25.1% compared to the nine months ended September 30, 2013 primarily due to general expense control initiatives. Other operating expenses decreased $339,000 compared to the nine months ended September 30, 2013. Other operating expenses were higher for the nine months ended September 30, 2013 as a result of incurring a loss on the sale of an OREO property and costs associated with our core banking system conversion.

Income Tax Expense: Income tax expense was $2.3 million and $847,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2014, $43.9 million of our assets were invested in cash and cash equivalents compared to $38.8 million at December 31, 2013. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the nine months ended September 30, 2014 and 2013, loan originations and purchases, net of collected principal and loan sales, totaled $251.7 million and $193.7 million, respectively.  Cash received from the sales and maturities of investment securities totaled $257.7 million and $233.6 million for the nine months ended September 30, 2014 and 2013, respectively. We purchased $295.8 million and $216.0 million of available-for-sale investment securities during the nine months ended September 30, 2014 and 2013, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At September 30, 2014, we had $304.7 million in advances from the FHLBB and an additional available borrowing limit of $183.4 million, compared to $259.0 million in advances from the FHLBB and an additional available borrowing limit of $190.6 million at December 31, 2013, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $598.9 million and $527.4 million at September 30, 2014 and December 31, 2013, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at September 30, 2014. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $73.1 million on an overnight basis as of September 30, 2014. The funding arrangement was collateralized by $144.1 million in pledged commercial real estate loans as of September 30, 2014.

We had outstanding commitments to originate loans of $104.2 million and $25.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $406.7 million and $385.8 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, time deposits scheduled to mature in less than one year totaled $222.1 million and $227.6 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $73.1 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the periods presented:

	Percentage Increase (Decrease) in
	Estimated Net Interest Income Over 12
	Months
	At September 30,	At December 31,
	2014	2013
100 basis point decrease	(4.80)%	(5.22)%
200 basis point increase	(0.05)%	2.38%
300 basis point increase	(2.73)%	0.79%
400 basis point increase	(7.50)%	(2.03)%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 17, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending September 30, 2014, the Company made the following repurchases of common stock:

				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs	Plans or Programs
July 1-31, 2014	-	$-	752,475	923,977
August 1-31, 2014	-	$-	752,475	923,977
September 1-30, 2014	2,500	$14.54	754,975	921,477

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. Shares repurchased under that approval are shown above. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

10.13.1
Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference) (term currently extended to December 31, 2017).

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

FIRST CONNECTICUT BANCORP, INC.

Date: November 7, 2014	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: November 7, 2014	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: November 7, 2014	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer

