Form 10-K
period 2014-12-31
First Connecticut Bancorp, Inc.
filed 2015-03-16
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2014 was approximately $245.3 million.

As of March 2, 2015, there were outstanding 16,035,471 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III) expected to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014, are incorporated herein by reference.

First Connecticut Bancorp, Inc.

Form 10-K Table of Contents

December 31, 2014

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

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc. (“First Connecticut Bancorp”, “FCB” or the “Company”) is a Maryland-chartered stock holding company that wholly owns of its only subsidiary, Farmington Bank (“Bank”).  At December 31, 2014, the Company had, on a consolidated basis, $2.5 billion in assets, of which $2.1 billion were in loans, $1.7 billion in deposits and stockholders’ equity of $234.6 million.

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock.  As of December 31, 2014, the Company has repurchased 771,687 of these shares at a cost of $11.5 million.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

On September 5, 2012, the Company registered 2,503,228 shares to be reserved for issuance to the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan.

Farmington Bank

Farmington Bank is a full-service, community bank with 22 branch locations throughout central Connecticut, offering commercial and residential lending as well as wealth management services in Connecticut and western Massachusetts. Established in 1851, Farmington Bank is a diversified consumer and commercial bank with an ongoing commitment to contribute to the betterment of the communities in our region.  Farmington Bank is regulated by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). Farmington Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the FDIC. Farmington Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Farmington Bank is the wholly-owned subsidiary of First Connecticut Bancorp.

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

Market Area

We operate in a primarily suburban market area that has a stable population and household base. All of our current offices are in Hartford County, Connecticut. We recently opened a loan office in western Massachusetts with two branch openings planned in 2015.  Our primary market area is Central Connecticut. Our main office is in Farmington, Connecticut and is approximately ten miles from the City of Hartford, Connecticut. Hartford County has a mix of industry groups and employment sectors including insurance, health services, finance, manufacturing, not-for-profit, education, government and technology. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our lending area is broader than our deposit market area and primarily includes Connecticut and western Massachusetts, however, we will selectively lend to borrowers in other northeastern states.  During 2014, we opened our 22nd branch office in Rocky Hill, CT in January, 2014.

Based on the most recent data available from the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2014, we possess a 4.52% deposit market share in Hartford County. Our market share rank is 5th out of 26 financial institutions.

Lending Activities

Historically, our principal lending activities have been residential, consumer and commercial lending. As part of our growth strategy, we have been increasing our commercial portfolio and attracting larger, more comprehensive long-term borrowing relationships in the areas of commercial real estate lending (both owner and non-owner-occupied) and commercial lending, and supplementing these areas with more extensive cash management and depository services in an effort to increase interest income, diversify our loan portfolio and better serve the community.

The resulting overall loan portfolio performance has been strong with total loan growth of 17.5% in 2014, 18.4% in 2013, 17.1% in 2012, and 11.4% in 2011.  Our total loans at December 31, 2014 increased by $318.7 million or 17.5% from December 31, 2013 primarily due to increases in residential and commercial real estate loans, commercial loans and home equity lines of credit.  Our commercial business loans grew $57.7 million or 22.9% from December 31, 2013 to December 31, 2014.

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

The following table sets forth the composition of our loan portfolio by type of loans at the dates indicated:

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:					(Dollars in Thousands)
Residential	$827,005	38.7%	$693,046	38.2%	$620,991	40.5%	$503,361	38.4%	$453,557	42.4%
Commercial	765,066	35.8%	633,764	34.9%	473,788	30.9%	408,169	31.2%	361,838	25.2%
Construction(1)	57,371	2.7%	78,191	4.3%	64,362	4.2%	46,381	3.5%	46,623	6.5%
Installment	3,356	0.2%	4,516	0.2%	6,719	0.4%	10,333	0.8%	12,597	1.6%
Commercial	309,708	14.5%	252,032	13.9%	192,210	12.6%	154,300	11.8%	112,535	9.9%
Collateral	1,733	0.1%	1,600	0.1%	2,086	0.1%	2,348	0.2%	1,941	0.2%
Home equity line of credit	169,768	8.0%	151,606	8.3%	142,543	9.3%	109,771	8.4%	81,837	6.3%
Demand	-	*	85	*	25	*	41	*	227	*
Revolving Credit	99	*	94	*	65	*	90	*	84	*
Resort	929	*	1,374	0.1%	31,232	2.0%	75,363	5.7%	105,215	7.9%
Total loans	2,135,035	100.0%	1,816,308	100.0%	1,534,021	100.0%	1,310,157	100.0%	1,176,454	100.0%

Allowance for loan losses	(18,960)		(18,314)		(17,229)		(17,533)		(20,734)
Net deferred loan costs	3,842		2,993		3,378		2,553		2,197
Loans, net	$2,119,917		$1,800,987		$1,520,170		$1,295,177		$1,157,917

* Less than 0.1%
(1) Construction loans include commercial and residential construction loans and are reported net of undisbursed construction loans of $41.6 million as of December 31, 2014.

Major loan customers:  Our five largest lending relationships are with commercial borrowers with loans totaling $71.5 million or 3.3% of our total loan portfolio outstanding as of December 31, 2014.  Loan commitments to these borrowers totaled $110 million for the same period.  These relationships and commitments consist of the following:

1.
$27.3 million relationship, $23.7 million is outstanding, consisting of commercial mortgages on six  distinct properties extended to a well-known local developer for the refinancing of a medical office building located in Plainville, CT; construction of a single tenant office building now in its permanent phase which houses the corporate headquarters of a regional medical insurance company; financing for the purchase of a 78 unit apartment complex in Bristol CT ; construction of a medical office building in Plainville, CT; financing for the purchase of a single family investment property in Farmington, CT; and financing for the refinance of a single family investment property in Avon, CT.  This relationship also includes a working capital line of credit for payment and performance bonding.

2.
$21.4 million relationship, $1.2 million is outstanding, construction to permanent commercial mortgage to construct a 73 unit / 232 bed student housing complex in Amherst, MA, adjacent to a state university campus.  Subsequent to December 31, 2014, we participated $8.0 million of this exposure, as planned, to another financial institution.

3.
$21.1 million relationship, $21.1 million is outstanding, consisting of commercial mortgages on two distinct properties extended to a well-known local developer for the refinancing of two apartment complexes totaling 168 units located in Vernon, CT, and for the refinancing of a 220 unit apartment complex in East Windsor, CT.

2

4.
$20.0 million revolving warehouse line of credit, $14.3 million is outstanding to a privately held mortgage company to fund conforming, pre-approved first residential mortgages which are then sold to secondary market investors.

5.
$20.0 million revolving warehouse line of credit, $11.3 million is outstanding, to a privately held mortgage company to fund conforming, pre-approved first residential mortgages which are then sold to secondary market investors.

All of the credit facilities extended to the five largest borrowers as of December 31, 2014 are current and performing in accordance with their respective terms.

Real Estate Loans:

Residential Real Estate Loans: One of our primary lending activities consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Hartford County and surrounding counties in Connecticut. Of the $827.0 million and $693.0 million of residential loans outstanding at December 31, 2014 and 2013, respectively, $466.2 million and $455.4 million are fixed-rate loans. Generally, residential real estate loans are originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. We usually do not make loans secured by single-family homes with loan-to-value ratios in excess of 95.0% (with the exception of Federal Housing Administration loans which allow for a 96.5% loan-to-value ratio). Fixed-rate mortgage loans generally are originated for terms of 7, 10, 15, 20, 25 and 30 years. All fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards.

Based on the market environment for our residential mortgage originations we may sell our conforming 10, 15, 20 and 30 year fixed-rate residential mortgage loan production in the secondary market, while retaining the servicing rights. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We originated $93.7 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2014, $34.1 million of which were sold in the secondary market and we originated $179.6 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2013, $126.4 million of which were sold in the secondary market.  The loans sold meet secondary market guidelines and are subject to warranty exposure. Such exposure is mitigated by our quality control procedures and the fact that we are selling newly originated loans instead of seasoned loans in the secondary market. As of December 31, 2014, we have not been requested or required to repurchase any sold loans due to inadequate underwriting or documentation deficiencies. We have not and do not intend to originate subprime or alternative A paper (alt A) loans.

We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate that adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after a one, three, five, seven or ten - year initial fixed-rate period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6.0%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years. We originated $53.2 million and $21.3 million adjustable rate one-to-four family residential loans for the years ended December 31, 2014 and 2013, respectively.  For the years ended December 31, 2014 and 2013, we purchased $134.2 million and $46.1 in million adjustable rate mortgages, respectively.

Adjustable rate mortgage loans decrease the risks associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential real estate loans, $360.8 million and $237.6 million had adjustable rates of interest at December 31, 2014 and 2013, respectively.  Declines in real estate values and or a slowdown in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.  Our largest residential mortgage loan had a principal balance of $4.2 million at December 31, 2014, which is performing in accordance with terms.

Commercial Real Estate Loans: We originate commercial investment real estate loans and loans on owner-occupied properties used for a variety of business purposes, including office buildings, multi-family dwellings, industrial and warehouse facilities and retail facilities. Commercial mortgage loans totaled $765.1 million and $633.8 million, or 35.8% and 34.9% of total loans, at December 31, 2014 and 2013, respectively. At December 31, 2014, our owner-occupied commercial mortgage loans constitute 22.6% of our commercial real estate portfolio and our investor-owned commercial mortgage real estate loans are 77.4% of the commercial real estate portfolio.  The investor-owned portfolio is diversified among a number of property types as shown in the following table.  Owner-occupied commercial real estate loans totaled $172.9 million and $153.3 million, or 22.6% and 24.2%, at December 31, 2014 and 2013, respectively.  Our owner-occupied commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80.0% of the appraised value of the property. Our commercial real estate loans are generally made with terms of up to 20 years, amortization schedules generally up to 25 years and interest rates that are fixed for a period of time, generally set at a margin above the FHLBB Advance rates. Variable rate options are also available, generally tied to the prime rate as published in the Wall Street Journal, or for qualifying borrowers, tied to LIBOR plus a margin.  In reaching a credit decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we also consider the terms and conditions of the leases, the credit quality of the tenants and the borrower’s global cash flow. We typically require that the properties securing our commercial real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long-term debt) of at least 1.20. Environmental reports and current appraisals are required for commercial real estate loans as governed by our written environmental and appraisal policies. Generally, a commercial real estate loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity, though, we do offer non-recourse financing to commercial real estate borrowers who exhibit strong credit metrics including but not limited to, strong debt service coverage and low loan-to-value ratios.

A commercial real estate borrower’s financial information and various credit quality indicators are monitored on an ongoing basis by requiring the submission of periodic financial statement updates and annual tax returns and the periodic review of payment history. In addition, we typically conduct periodic face-to-face meetings with the borrower, as well as property site visits. These requirements also apply to guarantors of commercial real estate loans. Borrowers with loans secured by rental investment property are required to provide an annual report of income and expenses for such property, including a tenant rent roll and copies of leases, as applicable. The largest commercial real estate loan, excluding commercial construction, was $16.7 million of which $16.7 million was outstanding at December 31, 2014, and is performing in accordance with terms.

Loans secured by commercial real estate generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market, the economy or the tenant(s). Given our level of commercial real estate exposure, our commercial real estate portfolio risk management program enables us to evaluate the risk in our portfolio and to implement changes in our lending practices to minimize overall portfolio risk.  As part of this program, the commercial real estate portfolio is subject to concentration limits, market analyses, stress testing, ongoing monitoring, and review and reporting of underwriting standards.

The following table presents the amounts and percentages of commercial real estate loans held by type as of December 31, 2014 and 2013.

	2014		2013
	Amount	Percent	Amount	Percent
Type of Commercial Real Estate Loans:	(Dollars in thousands)
Owner occupied	$172,942	22.6%	$153,320	24.2%
Retail	214,618	28.1%	173,847	27.4%
Multi-family	127,044	16.6%	87,414	13.8%
Office	126,685	16.6%	108,293	17.1%
Other	77,551	10.1%	62,469	9.9%
Industrial	24,394	3.2%	24,281	3.8%
Hotel	19,378	2.5%	20,738	3.3%
Land	2,454	0.3%	3,402	0.5%
Total	$765,066	100.0%	$633,764	100.0%

Construction Loans: We offer construction loans, including commercial construction loans and real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction loans outstanding, including commercial and residential, totaled $57.4 million and $78.2 million, or 2.7% and 4.3% of total loans outstanding at December 31, 2014 and 2013, respectively.  At December 31, 2014, the unadvanced portion of these construction loans totaled $41.6 million, as compared to $64.6 million at December 31, 2013.  Our underwriting policies provide that construction loans typically be made in amounts of up to 75.0% of the appraised value of the property. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of the cost or appraised value of the improvements, whichever is less, and each project is physically inspected prior to each advance either by a loan officer or an engineer approved by us. We typically limit the number of speculative units financed by a customer, with the majority of construction advances supported by purchase contracts.

We also originate construction loans to individuals and contractors for the construction and acquisition of personal residences.  Residential construction loans outstanding totaled $10.0 million and $9.0 million at December 31, 2014 and 2013, respectively. The unadvanced portion of these construction loans totaled $4.8 million and $2.8 million at December 31, 2014 and 2013, respectively. Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner-occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80.0%. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

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

The following table presents the amounts and percentages of construction loans held by type as of December 31, 2014 and 2013.

	2014		2013
	Amount	Percent	Amount	Percent
Type of Construction Loans:	(Dollars in thousands)
Office	$13,129	22.9%	$26,148	33.4%
Retail	11,420	19.9%	5,969	7.6%
Multi-family	10,166	17.7%	20,622	26.4%
Residential	9,966	17.4%	9,050	11.6%
Commercial owner-occupied	5,537	9.7%	2,219	2.8%
Subdivision	4,714	8.2%	5,377	6.9%
Subdivision speculative	2,143	3.7%	1,254	1.6%
Other	296	0.5%	6,447	8.2%
Contract	-	0.0%	905	1.2%
Condo	-	0.0%	200	0.3%
Total	$57,371	100.0%	$78,191	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of our construction and development loans provide for the use of interest reserves, and based upon our knowledge of general industry practices, we believe that our practices related to such interest reserves are appropriate and adequate. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly we typically fund the majority of the construction period interest through loan advances. As of December 31, 2014, we are committed to advance construction period interest totaling approximately $1.2 million on construction and development loans. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2014 was approximately $73.5 million, of which $45.6 million was outstanding at December 31, 2014 and $27.9 million remained to be advanced.

The largest commercial construction loan was $21.4 million of which $1.2 million was outstanding at December 31, 2014, and is performing in accordance with terms.  Subsequent to December 31, 2014, we participated $8.0 million of this exposure, as planned, to another financial institution.

Commercial Loans:

Our approach to commercial lending is centered in relationship banking. While our primary focus is to extend financing to meet the needs of creditworthy borrowers, we also endeavor to provide a comprehensive solution for all of a business’ banking needs including depository, cash management and investment needs. The commercial business loan portfolio is comprised of both middle market companies and small businesses located primarily in Connecticut. Market segments represented include manufacturers, distributors, service businesses, financial services, healthcare providers, not-for-profits and professional service companies. Typically, our middle market lending group seeks relationships with companies that have borrowing needs in excess of $750,000, while our small business lending group supports companies with borrowing needs of $750,000 or less.

We had $309.7 million and $252.0 million in commercial loans at December 31, 2014 and 2013, respectively. Of the loans in our commercial loan portfolio, $18.4 million and $21.3 million were guaranteed by either the Small Business Administration, the Connecticut Development Authority or the United States Department of Agriculture at December 31, 2014 and 2013, respectively. Total commercial business loans amounted to 14.5% and 13.9% of total loans at December 31, 2014 and 2013, respectively.

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

When making commercial business loans, we consider the character and capabilities of the borrower’s management, our lending history with the borrower, the debt service capabilities of the borrower, the historical and projected cash flows of the business, the relative strength of the borrower’s balance sheet, the value and composition of the collateral and the financial strength and commitment of the guarantors, if any. Commercial loans are generally secured by a variety of collateral, including accounts receivable, inventory and equipment, and supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically advanced at a discount to the value of the loan’s collateral.  As of December 31, 2014 and 2013, unsecured commercial loans totaled $8.2 million and $1.0 million, respectively, or less than 1.0% of total loans outstanding. Generally, a commercial loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity, though, we do offer non-recourse financing to commercial borrowers who exhibit strong credit metrics including but not limited to, strong debt service coverage and low loan-to-value ratios.

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

In an effort to both attract more sophisticated borrowers, as well as to hedge our interest rate risk associated with long-term commercial loans, we offer interest rate swaps via our correspondent banking partners. Interest rate swaps are primarily used to exchange a floating rate payment stream into a fixed-rate payment stream. The variable rates on swaps will change as market interest rates change. We will enter into swap transactions solely to limit our interest rate risk and effectively “fix” the rate for appropriate customer borrowings. We do not engage in any speculative swap transactions. Generally, swap options are offered to “pass” rated borrowers requesting long-term commercial loans or commercial mortgages in amounts of at least $1.0 million. We have established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as well as identifying internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts, and limits to single dealer counterparties). Our interest rate swap derivatives are primarily collateralized by cash. As of December 31, 2014, we have 51 mirrored swap transactions with a total current notional amount of $202.9 million.  The fair value of the interest rate swap derivative asset and liability is $7.2 million and $7.3 million, respectively, at December 31, 2014.

Our small business customers typically generate annual revenues from their businesses of up to $2.5 million and have borrowing needs of up to $750,000. We deliver and promote the delivery of small business loan products to our existing and prospective customer base by leveraging our retail branch network, including our branch managers, supplemented by a team of dedicated business development officers. Our branch managers and business development officers are fully trained to assist small business owners through the entire loan process from application to closing. We offer a streamlined process for our customers by utilizing a credit scoring system as a key part of our underwriting process, along with a standardized loan documentation package. This results in our ability to deliver quick decision-making along with cost effective loan closings to our small business customers. As a designated Small Business Administration (“SBA”) preferred lender, we are also able to offer flexible financing terms to those borrowers who otherwise would not qualify under our traditional underwriting standards. The Small Business Administration program is a cornerstone of our small business loan program. Based on the SBA 2014 fiscal year, we were ranked 2nd out of 67 small business lenders in CT as measured by number of loans, originating 53 loans totaling $4.3 million.  Based on the SBA 2013 and 2012 fiscal year, we were ranked 3rd and 1st, respectively, out of over 50 small business lenders in CT as measured by number of loans.  We also were awarded the “SBA Emerging Lender of the Year” award for fiscal year 2010, having originated 22 Small Business Administration loans totaling $5.0 million in 2010. As of December 31, 2014, our entire small business loan portfolio totaled $66.3 million or 3.1% of total outstanding loans, with an additional $15.3 million in unfunded loan commitments and an average loan size of approximately $88,000.

As of December 31, 2014, our largest commercial business loan relationship totaled $20.0 million with $14.3 million advanced as of that date, which was performing according to its terms.  In addition to the commercial business loans discussed above, we had $4.0 million in letter of credit commitments as of December 31, 2014.

Home equity line of credit:

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences.  Home equity loans and home equity lines of credit totaled $169.8 million and $151.6 million, or 8.0% and 8.3% of total loans at December 31, 2014 and 2013, respectively. At December 31, 2014, the unadvanced amount of home equity lines of credit totaled $173.5 million, as compared to $163.3 million at December 31, 2013.

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

Installment, Demand, Collateral, Revolving Credit and Resort Loans: We offer various types of consumer loans, including installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The resort portfolio consists of a direct receivable loan outside the Northeast which is amortizing to its contractual obligations.  The Company has exited the resort financing market with a residual portfolio remaining.  Installment, demand, collateral, revolving credit and resort loans totaled $6.1 million and $7.7 million, or 0.3% and 0.4% of our total loan portfolio at December 31, 2014 and 2013, respectively.  While the asset quality of these portfolios is currently good, there is increased risk associated with consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

Origination, Purchasing and Servicing of Loans:

In order to reduce our exposure to rising interest rates, we sell fixed-rate conforming loans into the secondary market while retaining the servicing for these loans.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

We are an approved seller and servicer of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. All adjustable rate mortgages are currently being held in our residential portfolio. We also originate Federal Housing Administration loans through our “full-eagle” designation with the U.S. Department of Housing and Urban Development.

We were servicing residential real estate loans sold in the amount of $335.2 million and $299.0 million at December 31, 2014 and 2013, respectively.  We anticipate our servicing assets will continue to grow as we expect to sell a portion of our fixed-rate conforming loan production into the secondary market.

We also purchase one-to-four family residential mortgage loans throughout the New England and New York/New Jersey markets, from approved Correspondents licensed with the respective State Departments of Banking.  The approved Correspondents are not employed by us and sell their loans based on competitive pricing.  The loans are underwritten by us to the same credit specifications as our internally originated loans.  We do not, however, participate in the purchase of credit impaired loans.  We expect to continue to purchase one-to-four family residential mortgage loans from approved Correspondents so long as pricing and purchase opportunities remain favorable.

From time to time we enter into participations with other regional lenders in commercial real estate and commercial business loan transactions. We participate in transactions (purchase a share of the loan commitment), as well as sell portions of transactions that we originate. As of December 31, 2014 and 2013, our loan portfolio included $121.4 million and $10.7 million, respectively, in loans in which we purchased a participation share, and $126.6 million and $74.2 million, respectively, in loans participated to other institutions.

Loan Portfolio Maturities and Yields:

The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2014.  Demand loans, loans having no stated repayment schedule or maturity are reported as being due in one year or less.  Weighted average rates are computed based on the rate of the loan at December 31, 2014.

	Loans Maturing During the Years Ending December 31,
	2015		2016 to 2019		2020 and beyond		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Real estate:	(Dollars in Thousands)
Residential	$139	5.76%	$20,385	3.96%	$806,481	3.61%	$827,005	3.62%
Commercial	6,488	4.45%	101,577	2.98%	657,001	3.84%	765,066	3.73%
Construction	32,265	3.40%	2,677	4.07%	22,429	3.60%	57,371	3.51%
Installment	90	5.56%	966	6.42%	2,300	6.30%	3,356	6.32%
Commercial	60,585	3.47%	116,245	3.34%	132,878	3.35%	309,708	3.37%
Collateral	553	2.35%	-	-	1,180	2.37%	1,733	2.37%
Home equity line of credit	4,294	2.98%	34,734	3.03%	130,740	2.65%	169,768	2.73%
Demand	-	-	-	-	-	-	-	-
Revolving Credit	99	18.18%	-	-	-	-	99	18.18%
Resort	-	-	929	3.23%	-	-	929	3.23%
Total	$104,513	3.50%	$277,513	3.23%	$1,753,009	3.61%	$2,135,035	3.55%

The following table sets forth the fixed-rate and adjustable rate loans at December 31, 2014 that are contractually due after December 31, 2015:

	Fixed	Adjustable	Total
Real estate:	(Dollars in Thousands)
Residential	$466,091	$360,775	$826,866
Commercial	275,354	483,224	758,578
Construction	6,684	18,422	25,106
Installment	3,266	-	3,266
Commercial	135,681	113,442	249,123
Collateral	13	1,167	1,180
Home equity line of credit	296	165,178	165,474
Demand	-	-	-
Revolving Credit	-	-	-
Resort	-	929	929
Total	$887,385	$1,143,137	$2,030,522

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

The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets. For example, at December 31, 2014, 95% of commercial real estate, construction real estate, commercial business and resort loans rated substandard were on accrual status and current as to payments. Our classified assets include loans identified as “substandard”, “doubtful” or “loss”.  Substandard assets consisted of $38.3 million and $50.7 million of our total loan portfolio at December 31, 2014 and 2013, respectively. We had assets classified as “doubtful” or “loss” totaling $212,000 and $1.6 million at December 31, 2014 and 2013, respectively.

On a quarterly basis, our loan policy requires that we evaluate for impairment all commercial real estate, construction and commercial loans that are classified as non-accrual, secured by real property in foreclosure or are otherwise likely to be impaired, residential non-accruing loans greater than $100,000 and all troubled debt restructurings. We have determined that $43.5 million and $39.6 million of impaired loans existed at December 31, 2014 and 2013, respectively. Based upon our analysis, $14.3 million and $12.1 million of impaired loans required an allowance of $752,000 and $1.7 million to be established as of December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, $37.2 million and $26.6 million, respectively, were included on the classified loan list and were not considered impaired.

Loan Delinquencies: The following is a summary of loan delinquencies at recorded investment values at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
At December 31, 2014	(Dollars in thousands)
Real estate:
Residential	16	$3,599	6	$1,263	16	$6,819	38	$11,681
Commercial	2	348	-	-	3	1,979	5	2,327
Construction	-	-	-	-	1	187	1	187
Installment	3	69	2	82	2	33	7	184
Commercial	1	40	1	4	7	550	9	594
Collateral	9	99	-	-	-	-	9	99
Home equity line of credit	3	202	1	349	5	389	9	940
Demand	1	67	-	-	-	-	1	67
Revolving Credit	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-
Total	35	$4,424	10	$1,698	34	$9,957	79	$16,079
At December 31, 2013
Real estate:
Residential	9	$2,586	8	$1,600	20	$8,518	37	$12,704
Commercial	1	231	-	-	1	827	2	1,058
Construction	-	-	-	-	1	187	1	187
Installment	-	-	-	-	2	47	2	47
Commercial	1	5	-	-	6	584	7	589
Collateral	2	9	-	-	-	-	2	9
Home equity line of credit	1	283	1	183	5	441	7	907
Demand	1	10	-	-	-	-	1	10
Revolving Credit	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-
Total	15	$3,124	9	$1,783	35	$10,604	59	$15,511
At December 31, 2012
Real estate:
Residential	17	$3,080	6	$1,663	16	$7,803	39	$12,546
Commercial	-	-	1	349	2	925	3	1,274
Construction	-	-	-	-	1	419	1	419
Installment	1	14	-	-	2	73	3	87
Commercial	2	1,435	1	66	6	585	9	2,086
Collateral	7	57	-	-	-	-	7	57
Home equity line of credit	1	75	2	94	3	379	6	548
Demand	1	6	-	-	2	40	3	46
Revolving Credit	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-
Total	29	$4,667	10	$2,172	32	$10,224	71	$17,063

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

	At December 31,
	2014	2013	2012	2011	2010
Non-performing loans:	(Dollars in thousands)
Real estate:
Residential	$9,736	$10,599	$9,194	$9,224	$5,209
Commercial	2,112	827	925	2,934	3,693
Construction	187	187	419	484	898
Installment	125	162	157	209	124
Commercial	2,268	2,285	2,351	956	862
Collateral	-	-	-	-	-
Home equity line of credit	1,040	740	711	1,669	2,031
Demand	-	-	25	25	25
Revolving Credit	-	-	-	-	-
Resort	-	-	-	-	4,880
Total non-performing loans	15,468	14,800	13,782	15,501	17,722
Loans 90 days past due and still accruing	-	-	-	-	-
Other real estate owned	400	393	549	302	238
Total nonperforming assets	$15,868	$15,193	$14,331	$15,803	$17,960

Total non-performing loans to total loans	0.72%	0.81%	0.90%	1.18%	1.51%
Total non-performing loans to total assets	0.62%	0.70%	0.76%	0.96%	1.25%

The amount of income that was contractually due but not recognized on non-accrual loans totaled $668,000 for the year ended December 31, 2014.

Troubled debt restructurings: The following table presents information on loans whose terms had been modified in a troubled debt restructuring:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Restructured loans on accrual status	$18,664	$15,790	$22,124	$23,515	$16,925
Restructured loans on non-accrual status	7,581	7,578	7,550	7,809	10,068
Total restructured loans	$26,245	$23,368	$29,674	$31,324	$26,993

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

At December 31, 2014, 97% of the accruing TDRs have been performing in accordance with the restructured terms.  At December 31, 2014 and 2013, the allowance for loan losses included specific reserves of $592,000 and $1.6 million related to TDRs, respectively. For the years ended December 31, 2014 and 2013, the Bank had charge-offs totaling $1.3 million and $325,000, respectively, related to portions of TDRs deemed to be uncollectible.  The amount of additional funds committed to borrowers in TDR status was $206,000 and $332,000 at December 31, 2014 and 2013, respectively.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2014.

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

Installment, Collateral, Demand, Revolving Credit and Resort – Loans in these segments include loans principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. Excluding collateral loans which are fully collateralized by a deposit account, repayment for loans in these segments is dependent on the credit quality of the individual borrower.  The resort portfolio consists of a direct receivable loan outside the Northeast which is amortizing to its contractual obligations.  The Company has exited the resort financing market with a residual portfolio remaining.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date.  There was no unallocated allowance at December 31, 2014 and 2013.

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

Schedule of Allowance for Loan Losses: The following table sets forth activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$18,314	$17,229	$17,533	$20,734	$16,316
Provision for loan losses	2,588	1,530	1,380	4,090	6,694
Charge-offs:
Real estate:
Residential	(701)	(430)	(337)	(411)	(1,152)
Commercial	(93)	-	(454)	(1,314)	(1,138)
Construction	-	-	-	-	-
Installment	(4)	-	(9)	(28)	(3)
Commercial	(1,066)	(31)	(33)	(517)	(8)
Collateral	-	-	-	-	-
Home equity line of credit	(106)	-	(1,019)	(114)	-
Demand	-	-	-	-	(25)
Revolving credit	(133)	(62)	(61)	(59)	(32)
Resort	-	-	-	(4,880)	-
Total charge-offs	(2,103)	(523)	(1,913)	(7,323)	(2,358)

Recoveries:
Real estate:
Residential	58	6	9	-	-
Commercial	1	-	4	-	48
Construction	-	-	-	-	-
Installment	-	-	7	2	13
Commercial	84	52	194	12	15
Collateral	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Demand	-	-	-	18	6
Revolving credit	18	20	15	-	-
Resort	-	-	-	-	-
Total recoveries	161	78	229	32	82

Net charge-offs	(1,942)	(445)	(1,684)	(7,291)	(2,276)
Allowance at end of year	$18,960	$18,314	$17,229	$17,533	$20,734

Ratios:
Allowance for loan losses to non-performing
loans at end of year	122.58%	123.74%	125.01%	113.11%	117.00%
Allowance for loan losses to total loans
outstanding at end of year	0.89%	1.01%	1.12%	1.34%	1.76%
Net charge-offs to average loans outstanding	0.10%	0.03%	0.12%	0.61%	0.21%

It is our general policy to charge-off or partially charge-off any loan when it becomes evident that its collectability is highly unlikely, or our internal loan rating dictates a charge-off, either full or partial.  We take a charge-off when it is determined that there is a confirmed loss.  Our charge-off policy has remained consistent and has not undergone any material revisions.

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

As of December 31, 2014, we had impaired loans of $29.2 million with no valuation or partial charge-offs recorded.  As described above, if a loan is determined to be impaired, we will evaluate the amount of reserves for such loans based on the present value of expected cash flows discounted at the effective interest rate, the fair value of the collateral, if applicable, or the observable market price for the loan.  If we determine that an impairment amount exists, we will establish a valuation allowance for the loan.  If no impairment amount exists based on these tests, then no allowance for loan loss is required on that loan.  If an impairment is shown to exist, we establish an allowance for loan loss for the amount that the recorded investment or book value, in the loan exceeds the measure of the impaired loan.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value can be identified as uncollectible and is, therefore, deemed a confirmed loss which is charged-off against our allowance for loan losses.

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

	At December 31,
	2014			2013
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$4,382	23.1%	38.7%	$3,647	19.9%	38.2%
Commercial	8,949	47.3%	35.8%	8,253	45.0%	34.9%
Construction	478	2.5%	2.7%	1,152	6.3%	4.3%
Installment	41	0.2%	0.2%	48	0.3%	0.2%
Commercial	3,250	17.1%	14.5%	3,746	20.5%	13.9%
Collateral	-	-	0.1%	-	0.0%	0.1%
Home equity line of credit	1,859	9.8%	8.0%	1,465	8.0%	8.3%
Demand	-	-	-	-	-	-
Revolving credit	-	-	-	-	-	-
Resort	1	*	*	3	*	0.1%
Unallocated allowance	-	-	n/a	-	-	n/a
Total	$18,960	100.0%	100.0%	$18,314	100.0%	100.0%

	At December 31,
	2012			2011			2010
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
				(Dollars in thousands)
Real estate:
Residential	$3,778	21.9%	40.5%	$2,874	16.4%	38.4%	$3,056	14.7%	38.6%
Commercial	8,105	47.1%	30.9%	8,755	49.9%	31.2%	7,726	37.3%	30.8%
Construction	760	4.4%	4.2%	590	3.4%	3.5%	524	2.5%	4.0%
Installment	77	0.4%	0.4%	92	0.5%	0.8%	115	0.6%	1.1%
Commercial	2,654	15.4%	12.6%	2,140	12.2%	11.8%	1,564	7.5%	9.6%
Collateral	-	-	0.1%	-	-	0.2%	-	-	0.1%
Home equity line of credit	1,377	8.0%	9.3%	1,295	7.4%	8.4%	558	2.7%	7.0%
Demand	-	-	-	-	-	-	3	*	*
Revolving credit	-	-	-	-	-	-	-	-	-
Resort	456	2.7%	2.0%	1,787	10.2%	5.7%	7,188	34.7%	8.8%
Unallocated allowance	22	0.1%	n/a	-	-	n/a	-	-	n/a
Total	$17,229	100.0%	100.0%	$17,533	100.0%	100.0%	$20,734	100.0%	100.0%

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

Our investment portfolio, excluding FHLBB stock, totaled $204.2 million and $163.9 million at December 31, 2014 and 2013, respectively, and consisted primarily of United States government and agency securities, including debt and mortgage-backed securities, securities issued and guaranteed by Government Sponsored Enterprises (GSE’s), municipal and other bonds, mutual funds and equity securities, including preferred equity securities.

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

	At December 31,
	2014		2013		2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$123,739	$123,816	$126,000	$126,000	$118,984	$118,980
U.S. Government agency obligations	49,013	49,109	7,006	6,922	-	-
Government sponsored residential
mortgage-backed securities	6,624	6,907	9,199	9,616	9,803	10,603
Corporate debt securities	1,000	1,085	2,982	3,104	2,958	3,153
Trust preferred debt securities	-	1,557	-	-	-	-
Preferred equity securities	2,100	1,676	2,100	1,569	2,100	1,786
Marketable equity securities	108	170	108	148	108	132
Mutual funds	3,838	3,721	3,710	3,527	3,585	3,587
Total securities available-for-sale	$186,422	$188,041	$151,105	$150,886	$137,538	$138,241

Held-to-maturity
U.S. Government agency obligations	$7,000	$6,992	$5,000	$4,930	$6	$6
Government sponsored residential
mortgage-backed securities	9,224	9,424	4,983	4,956	-	-
Trust preferred debt security	-	-	3,000	3,000	3,000	3,000
Total securities held-to-maturity	$16,224	$16,416	$12,983	$12,886	$3,006	$3,006

During the years ended December 31, 2014, 2013 and 2012, we recorded no other-than-temporary impairment charges.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, most securities purchased were classified available-for-sale at December 31, 2014 and 2013.

U.S. Treasury and U.S. Government Agency Obligations: At December 31, 2014 and 2013, our U.S. Treasury and U.S. Government agency obligations portfolio totaled $179.9 million and $137.9 million, respectively, of which $172.9 million and $132.9 million, respectively, were classified as available-for-sale. There were no structured notes or derivatives in the portfolio.

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

At December 31, 2014, the carrying value of Government sponsored residential mortgage-backed securities totaled $16.1 million or 0.6% of assets, and 0.7% of interest earning assets, $6.9 million of which were classified as available-for-sale and $9.2 million of which were classified as held-to-maturity, compared to the carrying value of mortgage-backed securities at December 31, 2013 which totaled $14.6 million or 0.7% of assets, and 0.7% of interest earning assets, $9.6 million of which were classified as available-for-sale and $5.0 million of which were classified as held-to-maturity.  The available-for-sale mortgage-backed securities portfolio had a book yield of 3.28% at December 31, 2014, compared to a book yield of 3.67% at December 31, 2013 and the held-to-maturity mortgage-backed securities portfolio had a book yield of 2.50% at December 31, 2014 and 2013.  The estimated fair value of our mortgage-backed securities at December 31, 2014 was $16.3 million, which is $483,000 more than the amortized cost and at December 31, 2013 $14.6 million, which was $390,000 more than the amortized cost. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Our investment portfolio contained no Government sponsored residential mortgage-backed securities collateralized by “subprime” loans for the years ended December 31, 2014 and 2013. Although we do not have a direct exposure to subprime related assets, the value and related income of our mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can have a negative impact upon the valuation of certain securities held by us.

Corporate Debt Securities: At December 31, 2014 and 2013, the fair value of our corporate bond portfolio totaled $1.1 million and $3.1 million, respectively, all of which was classified as available-for-sale. The corporate bond portfolio was fixed rate earning a book yield of 5.38% and 2.43% at December 31, 2014 and 2013, respectively.  Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Trust Preferred Debt Securities: At December 31, 2014, the carrying value of our trust preferred debt securities totaled $1.6 million, which was classified as available-for-sale. At December 31, 2013, the carrying value of our trust preferred debt security totaled $3.0 million, which was classified as held-to-maturity.

Marketable Equity Securities and Mutual Funds: We currently maintain a diversified equity securities and mutual funds portfolio. At December 31, 2014 and 2013, the fair value of our marketable equity securities portfolio totaled $170,000 and $148,000, respectively. Our marketable equity securities represented less than one percent of total assets at December 31, 2014 and 2013 and were classified as available-for-sale.  At December 31, 2014 and 2013, the mutual funds portfolio totaled $3.7 million and $3.5 million, respectively. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investment policy provides that the total equity portfolio cannot exceed 50% of the Tier I capital of Farmington Bank. Investments in equity securities and mutual funds involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Preferred Equity Securities: Our investments in preferred equity securities consist of 80,000 shares of Goldman Sachs and 4,000 shares of Morgan Stanley preferred stock at December 31, 2014.  During 2013, we sold our 80,000 shares in FHLMC preferred stock for a gain of $340,000.  The carrying value of our preferred equity securities totaled $1.7 million and $1.6 million at December 31, 2014 and 2013, respectively.

Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2014 and 2013 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	December 31, 2014
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
					(Dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations	$107,008	0.08%	$16,808	0.93%	$-	-	$-	-	$123,816	0.20%
U.S. Government agency obligations	-	-	49,109	1.00%	-	-	-	-	49,109	1.00%
Government-sponsored residential
mortgage-backed securities	51	4.00%	527	4.63%	-	-	6,329	3.16%	6,907	3.28%
Corporate debt securities	-	-	1,085	5.38%	-	-	-	-	1,085	5.38%
Trust preferred debt securities	-	-	-	-	-	-	1,557	2.99%	1,557	2.99%
Total debt securities available-for-sale	$107,059	0.09%	$67,529	1.08%	$-	-	$7,886	3.13%	$182,474	0.59%

Held-to-Maturity:
U.S. Government agency obligations	$-	-	$6,992	1.50%	$-	-	$-	-	$6,992	1.50%
Government-sponsored residential
mortgage-backed securities	-	-	-	-	-	-	9,424	2.50%	9,424	2.50%
Total debt securities held-to-maturity	$-	-	$6,992	1.50%	$-	-	$9,424	2.50%	$16,416	2.07%

	December 31, 2013
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
					(Dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations	$126,000	0.06%	$-	-	$-	-	$-	-	$126,000	0.06%
U.S. Government agency obligations	-	-	6,922	1.78%	-	-	-	-	6,922	1.78%
Government-sponsored residential
mortgage-backed securities	371	3.80%	1,130	4.49%	-	-	8,115	3.55%	9,616	3.67%
Corporate debt securities	2,004	0.81%	1,100	5.38%	-	-	-	-	3,104	2.43%
Total debt securities available-for-sale	$128,375	0.08%	$9,152	2.55%	$-	-	$8,115	3.55%	$145,642	0.43%

Held-to-Maturity:
U.S. Government agency obligations	$-	-	$4,930	2.09%	$-	-	$-	-	$4,930	2.09%
Government-sponsored residential
mortgage-backed securities	-	-	2	11.50%	-	-	4,954	2.50%	4,956	2.50%
Trust preferred debt securities	-	-	-	-	-	-	3,000	4.73%	3,000	4.73%
Total debt securities held-to-maturity	$-	-	$4,932	0.21%	$-	-	$7,954	0.33%	$12,886	2.86%
21

Sources of Funds

General: Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, loan prepayments, investment maturities, retained earnings and income on earning assets.

Deposits: A majority of our depositors are persons who work or reside in Hartford County, Connecticut. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We had no brokered deposits for the years ended December 31, 2014 and 2013; however, we have established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. We also have established a relationship for brokered deposits.  As of December 31, 2014 and December 31, 2013, we had no brokered deposits.

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

It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2014, $365.2 million or 21.1% of our deposits were time deposits, of which $239.6 million will be maturing within one year or less.  At December 31, 2013, $338.5 million or 22.4% of our deposits were time deposits, of which $227.6 million will be maturing in one year or less.

Our government banking group provides deposit services to municipalities throughout Connecticut. Through the efforts of our government banking group, we attracted significant municipal deposits through existing and newly formed relationships. Municipal deposits as of December 31, 2014 and 2013 was $300.3 million or 17.3% and $202.6 million or 13.4% of our total deposits outstanding, respectively. These deposits can be more volatile than other deposits but provide significant liquidity generally at a lower or similar cost to wholesale funds. We limit the related contingent funding risk by limiting the amount of municipal deposits that can be accepted.

The following table displays a summary of our deposits by account type as of the dates indicated:

	At December 31,
	2014		2013		2012
	Balance	Percent	Balance	Percent	Balance	Percent
(Dollars in thousands)
Demand deposits	$330,524	19.1%	$308,459	20.4%	$247,586	18.6%
NOW accounts	355,412	20.5%	285,392	18.9%	227,205	17.1%
Money markets	470,991	27.2%	387,225	25.6%	317,030	23.8%
Savings accounts	210,892	12.1%	193,937	12.7%	179,290	13.5%
Total non-time deposit accounts	1,367,819	78.9%	1,175,013	77.6%	971,111	73.0%
Time deposits	365,222	21.1%	338,488	22.4%	359,344	27.0%
Total deposits	$1,733,041	100.0%	$1,513,501	100.0%	$1,330,455	100.0%

The following table displays the distribution of average deposit accounts by account type with the average rates paid at the dates indicated:

	At December 31,
	2014			2013			2012
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
(Dollars in thousands)
Noninterest-bearing deposit	$315,177	$-	-	$266,217	$-	-	$213,697	$-	-
NOW accounts	380,936	976	0.26%	277,698	638	0.23%	208,161	389	0.19%
Money markets	420,456	3,112	0.74%	362,914	2,878	0.79%	278,179	2,017	0.73%
Savings accounts	200,948	205	0.10%	182,952	206	0.11%	171,871	291	0.17%
Time deposits	338,590	3,076	0.91%	353,677	3,460	0.98%	367,380	3,994	1.09%
Total interest-bearing deposit	1,340,930	$7,369	0.55%	1,177,241	$7,182	0.61%	1,025,591	$6,691	0.65%
Total deposits	$1,656,107			$1,443,458			$1,239,288

The following table displays information concerning time deposits by interest rate ranges at the dates indicated:

	At December 31, 2014
	Period to Maturity						Total at December 31,
	Less Than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	2013	2012
(Dollars in thousands)
Interest Rate Range:
1.00% and below	$193,296	$23,439	$6,284	$6,407	$229,426	62.8%	$220,040	$233,169
1.01% - 2.00%	32,393	6,760	22,777	8,204	70,134	19.2%	58,612	57,591
2.01% - 3.00%	13,780	31,139	3,900	16,685	65,504	18.0%	59,680	68,091
3.01% - 4.00%	158	-	-	-	158	*	156	493
Total	$239,627	$61,338	$32,961	$31,296	$365,222	100.0%	$338,488	$359,344

* Less than 0.01%

The following table sets forth time deposits by time remaining until maturity as of December 31, 2014.

	Maturity
	Three months or less	Over three to six months	Over six to twelve months	Over one year to three years	Over three Years	Total
(Dollars in thousands)
Time deposits less than $100,000	$53,031	$41,059	$29,064	$48,738	$18,219	$190,111
Time deposits of $100,000 or more	43,041	39,185	34,247	45,561	13,077	175,111
	$96,072	$80,244	$63,311	$94,299	$31,296	$365,222

As of December 31, 2013, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $147.7 million.

The following table sets forth the interest-bearing deposit activities for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Balance beginning of year	$1,205,042	$1,082,869	$981,057
Net increase in deposits before interest credited	190,106	114,991	95,121
Interest credited	7,369	7,182	6,691
Net increase in deposits	197,475	122,173	101,812
Balance end of year	$1,402,517	$1,205,042	$1,082,869

Borrowed Funds

At December 31, 2014 and 2013, we had an available line of credit with the FHLBB in the amount of $8.8 million and access to additional Federal Home Loan Bank advances of up to $122.5 million subject to collateral requirements of the FHLBB at December 31, 2014.  Internal policies limit borrowings to 25.0% of total assets, or $621.3 million and $527.4 million at December 31, 2014 and 2013, respectively.

We have a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by our investments in certain treasury bill securities with a fair value totaling $23.0 million at December 31, 2014. Outstanding repurchase agreement borrowings totaled $21.0 million at December 31, 2014 and 2013.

The Company has access to a pre-approved unsecured line of credit with a bank totaling $20.0 million at December 31, 2014 and 2013, which was undrawn at December 31, 2014 and 2013.

The Company has access to $3.5 million unsecured line of credit agreement with a well-capitalized bank which expires on September 30, 2015. The Company maintains a balance of $262,500 with the bank to avoid fees associated with the above line.  The line was undrawn at December 31, 2014 and 2013.

Competition

We face competition within our market area both in making loans and attracting deposits. Hartford County has a high concentration of financial institutions including large commercial banks, community banks, credit unions and mortgage companies. We recently expanded into western Massachusetts opening a loan office in the fourth quarter with two de novo branches planned to open in 2015.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

Based on the most recent data available from the FDIC, we possess a 4.52% deposit market share in Hartford County as of June 30, 2014.  Our market share rank is 5th out of 26 financial institutions.  All of the institutions who possess a greater deposit market share are headquartered outside of Hartford County.

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

Village Square Holdings, Inc.: Established in 1992, held certain commercial real estate of Farmington Bank previously used as Farmington Bank’s operations center prior to our relocation to One Farm Glen Boulevard, Farmington, Connecticut.  The commercial real estate was sold during 2012 and this subsidiary is currently inactive.

The activities of these subsidiaries have had an insignificant effect on our consolidated financial conditions and results of operations to date.

Employees

At December 31, 2014, we had 328 full-time equivalent employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Charitable Foundation

In connection with the Conversion and Reorganization, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization dedicated to helping the communities the Bank serves. The Foundation was funded with a contribution of 687,700 shares of the Company’s common stock, representing 4% of the outstanding shares sold in the offering.

Farmington Bank Community Foundation’s mission is to improve the economic viability and well-being of residents and the communities in which Farmington Bank operates.  The Farmington Bank Community Foundation supports programs and organizations that impact the quality of life of the residents of the towns we serve.  The Foundation’s areas of focus are Economic Empowerment, Community Investment and Health and Wellness.  The Foundation’s emphasis is on programs and services that assist households most in need and make a lasting difference for the people and communities they serve.

SUPERVISION AND REGULATION

General

Farmington Bank, a Connecticut-chartered stock savings bank, is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the FDIC as its deposit insurer. Farmington Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund. Farmington Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Department of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions and opening or closing branch offices. FCB, as a bank holding company is subject to regulation by and required to file reports with the Connecticut Department of Banking, the Federal Reserve Board and the Securities and Exchange Commission.

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

The Dodd-Frank Act establishes numerous restrictions and requirements that mortgage lenders must follow or satisfy before making a residential mortgage loan, including the verification of a mortgage loan applicant’s ability to repay a mortgage loan.  The Dodd-Frank Act’s mortgage reform provisions also allow borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings.

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

Under the Dodd-Frank Act we are required to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The Dodd-Frank Act also authorized the Securities and Exchange Commission to promulgate rules that would allow certain stockholders to nominate candidates for election to the FCB board of directors using our proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank and bank holding company executives, regardless of whether the company is publicly traded or not.

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on First Connecticut Bancorp or Farmington Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they at a minimum will increase our operating and compliance costs.

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

Federal Reserve Board policy historically has required a bank holding company to serve as a source of strength for its subsidiary bank. The Dodd-Frank Act codified this policy as a statutory requirement. Pursuant to this requirement, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. As a bank holding company, FCB is required to obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5.0% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10.0% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner.

The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5.0% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States savings bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.

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

Pursuant to Connecticut banking regulations, no dividend may be paid to stockholders if such dividends would reduce our stockholders’ equity below the amount of the liquidation account established in connection with the conversion of the company from mutual to stock form. Farmington Bank may pay cash dividends only out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by Farmington Bank to FCB in any year may not, without express permission of the Connecticut Banking Commissioner, exceed the sum of Farmington Bank’s retained net profits for the past two fiscal years and its net profits of the year in which the dividend is paid.  In addition, FCB is subject to Maryland law limitations.  Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent.

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

Federal Regulations

Capital Requirements: Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Farmington Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is 4.0%. Tier I capital is the sum of common stockholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing assets and purchased credit card relationships) and certain other specified items.

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

State non-member banks such as Farmington Bank must maintain a minimum ratio of total capital to risk-weighted assets of 8.0%, of which at least half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

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

In July 2013, the Federal Reserve Board promulgated a final rule and the FDIC promulgated an interim final rule implementing Basel III, providing for a strengthened set of capital requirements.  These new requirements became effective on January 1, 2015 for us.  In general, the new rules revise regulatory capital definitions and minimum ratios, redefine Tier I capital, create a new capital ratio (common equity Tier I risk-based capital ratio), require a capital conservation buffer, revise prompt corrective action thresholds to add a new ratio to these thresholds (discussed in more detail below) and revise risk weighting for certain asset categories and off-balance sheet exposures.  Under the new regulations, (1) a new requirement to maintain a ratio of common equity Tier I capital to total risk-based assets of not less than 4.5% will be implemented, (2) the minimum Leverage Capital Ratio for all financial institutions will be at least 4%, (3) the minimum Tier I Risk-Based Capital Ratio increases from 4% to 6% and (4) the Total Risk-Based Capital Ratio maintains at 8%.  In addition, the new regulations impose certain limitations on dividends, share buybacks, discretionary payments on Tier I instruments and discretionary bonuses to executive officers if the organization fails to maintain a capital conservation buffer of common equity Tier I capital in an amount greater than 2.5% of its total risk-weighted assets.  The end result of the capital conservation buffer will be to increase the minimum common equity Tier I capital ratio to 7%, the minimum Tier I Risk-Based Capital Ratio to 8.5% and the minimum Total Risk-Based Capital Ratio to 10.5% for financial institutions seeking to avoid limitations on capital distributions and discretionary bonus payments to executive officers.  The new regulations will be phased in over a period of time.  The capital conservation buffer will be phased-in over a five year period with the full 2.5% requirement starting as of January 1, 2019.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2014, Farmington Bank was a well-capitalized institution.

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

Safety and Soundness Standards: The Federal Deposit Insurance Act (“FDIA”) requires the federal bank regulatory agencies to establish standards, by regulations or guidelines, designed to ensure the safety and soundness of insured financial institutions.  The FDIA requires financial institutions to establish, among other things, internal controls, information systems and internal audit systems, risk management policies and procedures, credit underwriting standards, and other operational and managerial standards designed to meet the FDIA’s requirements. The federal banking agencies may, but are not required, to order an institution that is not meeting applicable safety and soundness standards to submit a plan to bring the institution into compliance with such standards. If an institution fails to submit an acceptable compliance plan or fails to implement its compliance plan, the agency must issue an order directing action to correct the deficiency.

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

Loans to Insiders: Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s unimpaired capital and unimpaired surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

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

The FDIC provides insurance up to $250,000 per depositor for each account ownership category. Additionally, the FDIC approved a plan for rebuilding the Deposit Insurance Fund after several bank failures in 2008. The FDIC plan aims to rebuild the Deposit Insurance Fund within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2014, 2013, and 2012, the Bank’s total FDIC assessments were $1.4 million, $1.3 million and $1.2 million, respectively.

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

Federal Home Loan Bank System: Farmington Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. Farmington Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, we were in compliance with this requirement with an investment in FHLBB stock of $19.8 million and $13.1 million at December 31, 2014 and 2013, respectively.  The FHLBB paid dividends totaling $208,000 and $33,000 for the years ended December 31, 2014 and 2013, respectively.  There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by us.

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

Community Reinvestment Act: Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Farmington Bank’s latest FDIC CRA rating was “satisfactory.”

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

Privacy Laws and Regulations: The federal Gramm-Leach-Bliley Act generally prohibits financial institutions, including Farmington Bank, from disclosing nonpublic personal financial information pertaining to consumer customers to third parties for certain purposes unless such customers have the opportunity to “opt out” of such disclosure and have not exercised this right.  Connecticut law contains provisions that generally restrict the disclosure of customer financial records to third parties.  The federal Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes.

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

Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Farmington Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Farmington Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2014, Farmington Bank had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Farmington Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2014, our total federal pre-1988 base year reserve was $3.4 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Farmington Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, we had no net operating loss carryforwards for federal income tax purposes.

Charitable Contribution Carryforward: As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc.  This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation.  As a result, approximately $5.5 million of charitable contribution carryforward remains at December 31, 2014 resulting in a deferred tax asset of approximately $1.9 million.  The Company believes it is more likely than not that this carryforward will be utilized before expiration in 2016.  Therefore, no valuation allowance has been recorded against this deferred tax asset.  Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next two years.  The Company monitors the need for a valuation allowance on a quarterly basis.

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

State Taxation

Connecticut

We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2014 and 2013) (plus an additional 20% surtax applies for tax years 2014 and 2013) to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Farmington Bank established a passive investment company in 1999 and substantially eliminated the state income tax expense of Farmington Bank since the passive investment company’s organization through December 31, 2014.

We believe we are in compliance with the state passive investment company requirements and that no state taxes relating from Farmington Bank are due for the years ended December 31, 2012 through December 31, 2014; however, we have not been audited by the Department of Revenue Services for such periods. If the state were to determine that the passive investment company was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, we would be subject to additional state income taxes in Connecticut.

Farmington Bank and FCB are not currently under audit with respect to their state tax returns, and their state tax returns have not been audited for the past five years.

Massachusetts

We are subject to the Massachusetts income excise tax.  The Massachusetts income excise tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Massachusetts taxable income. Massachusetts apportioned taxable income is multiplied by the state tax rate (9.0% for the fiscal years ending December 31, 2014).

Maryland

As a Maryland business corporation, First Connecticut Bancorp, Inc. is required to file an annual income tax return with the State of Maryland.

Item 1A.  Risk Factors

A substantial portion of our loan portfolio consists of commercial real estate loans and commercial loans, which expose us to increased risks and could adversely impact our earnings.

Our executive management team has brought an increased focus to transitioning Farmington Bank’s balance sheet to be more like a commercial bank. At December 31, 2014, our commercial real estate loans and commercial business loans totaled $765.1 million and $309.7 million, or 35.8% and 14.5%, respectively, of our total loan portfolio. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and business of the borrowers and the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of our commercial real estate and commercial loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.

Due to the slow economic recovery, the real estate market and local economy has not returned to pre-recession conditions.  While the value of our real estate collateral securing loans has not been substantially impacted, further deterioration in the real estate market or a prolonged economic recovery could adversely affect the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of non-performing loans. A continued deterioration in the economy and slow economic recovery may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings.

All of these factors could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to its rapid expansion and unseasoned nature.

From December 31, 2011 to December 31, 2014, our total loan portfolio increased by $824.9 million or 63.0%.  As a result of this rapid expansion, a significant portion of our portfolio is unseasoned. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

Our lack of geographic diversification increases our risk profile.

Our operations are located principally in Hartford County, Connecticut. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this area. Deterioration in economic and business conditions in our service area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.  We recently expanded into western Massachusetts opening a loan office in the fourth quarter with two de novo branches planned to open in 2015.  No assurance can be given as to when, if ever, our expansion into western Massachusetts will become profitable.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income.  Our loan loss allowance for the years ended December 31, 2014 and 2013 was $19.0 million and $18.3 million, respectively.  Although we are currently unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

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

We opened new branches in 2014 and 2013, which may result in losses at those branches as they generate new deposit and loan portfolios, and negatively impact our earnings.

We opened a new branch office in Rocky Hill, CT in 2014 and opened two new branch offices during 2013.  In addition, we recently expanded into western Massachusetts with plans to open two de novo branches in 2015.  Losses are expected in connection with these new branches for some time, as the expenses and costs of acquisition associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.

Strong competition within Farmington Bank’s market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In addition, we recently expanded into western Massachusetts opening a loan office in the fourth quarter with two de novo branches planned to open in 2015.  In our market area, we compete with commercial banks, savings institutions, mortgage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to compete successfully in our market area. The greater resources and deposit and loan products offered by our competitors may limit our ability to increase our interest-earning assets.

If our government banking deposits were lost within a short period of time, this could negatively impact our liquidity and earnings.

Our government banking group provides deposit services to municipalities throughout Connecticut.  Our municipal deposits as of December 31, 2014 and 2013 were $300.3 million, or 17.3%, and $202.6 million, or 13.4%, of our total deposits outstanding, respectively. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short term liquidity and have an adverse impact on our earnings.

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

During the past several years, general economic conditions continued to remain weak nationally as well as in our market area. Unemployment in Hartford County, Connecticut was 5.8% as of December 2014, compared to 6.4% for the State of Connecticut and 5.6% for the United States for the same period.  We recently expanded into western Massachusetts.  Unemployment in Hampden County, Massachusetts was 6.5% as of December 2014, compared to 5.5% for the State of Massachusetts.  The continuing housing slump has resulted in reduced demand for the construction of new housing and single family home sales.  Worsening of these conditions may adversely affect our business by materially decreasing our net interest income or materially increasing our loan losses. There can be no assurance that we will not be affected by the current economic conditions in a way we cannot currently predict or mitigate.

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

Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened and as a result the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As an additional layer of protection, we have purchased cyber and privacy liability insurance coverage which includes risks such as; privacy liability, unauthorized fund transfer liability, business interruption liability, social media liability and regulatory action liability.  Additionally, we have purchased first party coverage for digital asset loss, network security, network extortion and data breach expenses (e.g. investigation, remediation, notification, etc.). As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We operate through our 22 full service branch offices, four limited services offices, two stand-alone ATM facilities and one commercial loan office. Various leases have renewal options up to an additional 30 years.

Our full service branch offices, limited service offices and loan office are located as follows:

Branch	Address	Owned or Leased

Avon West	427 West Avon Road, Avon, CT 06001	Lease (Expires 2019)

Avon 44	310 West Main Street, Avon, CT 06001	Own

Berlin	1191 Farmington Avenue, Berlin, CT 06037	Lease (Expires 2020)

Bristol	475 Broad Street, Bristol, CT 06010	Own

Burlington	253 Spielman Highway, Burlington, CT 06013	Own

Main Street	32 Main Street, Farmington, CT 06032	Own

Gables (1) (3)	20 Devonwood Drive, Farmington, CT 06032	n/a

Village Gate (1) (3)	88 Scott Swamp Road, Farmington, CT 06032	n/a

Westwoods	282 Scott Swamp Road, Farmington, CT 06032	Own

Westfarms	550 South Road, Farmington, CT 06032	Lease (Expires 2016)

Farm Glen (1)(2)	One Farm Glen Boulevard, Farmington, CT 06032	Lease (Expires 2019)

Glastonbury	669 Hebron Avenue, Glastonbury, CT 06033	Own

New Britain	73 Broad Street, New Britain, CT 06053	Own

Plainville - Route 10	117 East Street, Plainville, CT 06062	Lease (Expires 2015)

Plainville 372	129 New Britain Avenue, Plainville, CT 06062	Lease (Expires 2025)

Southington	One Center Street, Southington, CT 06489	Lease (Expires 2015)

Southington Drive-Thru (1)	17 Center Place, Southington, CT 06489	Lease (Expires 2019)

Unionville	1845 Farmington Avenue, Unionville, CT 06085	Own

West Hartford	962 Farmington Avenue, West Hartford, CT 06110	Lease (Expires 2019)

Elmwood	176 Newington Road, West Hartford, CT 06110	Lease (Expires 2026)

Wethersfield	486 Silas Deane Highway, Wethersfield, CT 06129	Own

Bloomfield	782 Park Avenue, Bloomfield, CT 06002	Lease (Expires 2022)

South Windsor	350 Buckland Road, South Windsor, CT 06074	Lease (Expires 2032)

Newington	1095 Main Street, Newington, CT 06111	Lease (Expires 2033)

East Hartford	957 Main Street, East Hartford, CT 06108	Lease (Expires 2033)

Rocky Hill	366 Cromwell Avenue, Rocky Hill, CT 06067	Lease (Expires 2033)

West Springfield (4)	138 Memorial Avenue, West Springfield, MA 01089	Lease (Expires 2015)

(1) Limited Service Office
(2) Executive Office
(3) Bank provided space at no cost
(4) Commercial loan office

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

Item 4. Mine Safety Disclosures
None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)
The shares of common stock of First Connecticut Bancorp, Inc. are quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “FBNK.” As of December 31, 2014, First Connecticut Bancorp had 1,920 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 16,026,319 shares outstanding.

Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividend Declared
December 31, 2014	$16.75	$14.23	$0.05
September 30, 2014	16.60	14.47	0.05
June 30, 2014	16.49	14.64	0.04
March 31, 2014	16.50	15.09	0.03
December 31, 2013	17.00	14.50	0.03
September 30, 2013	15.60	13.72	0.03
June 30, 2013	14.88	13.14	0.03
March 31, 2013	15.00	13.70	0.03

Payment of dividends on First Connecticut Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, legal, and regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. See Item 1 “Supervision and Regulations” for information relating to restrictions on dividends.  Repurchases of the Company’s shares of common stock during the fourth quarter of the year ended December 31, 2014 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended December 31, 2014.

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

	Period Ending
Index	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14
First Connecticut Bancorp, Inc.	100.00	117.70	122.70	125.54	127.62	148.38	148.42	151.89
Russell 2000	100.00	90.23	97.92	104.98	121.63	145.73	150.38	152.86
SNL New England U.S. Bank	100.00	92.43	102.89	107.80	145.87	166.68	157.04	183.91
SNL New England U.S. Thrift	100.00	97.83	96.82	103.88	123.09	131.08	132.98	138.67

(B)
Not Applicable

(C)
During the quarter ending December 31, 2014, the Company made the following repurchases of its common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	16,712	$14.51	771,687	904,765
November 1-30, 2014	-	$-	771,687	904,765
December 1-31, 2014	-	$-	771,687	904,765

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

	At December 31,
	2014	2013	2012	2011	2010
Selected Financial Condition Data:	(Dollars in thousands)
Total assets	$2,485,360	$2,110,028	$1,823,153	$1,618,129	$1,417,161
Cash and cash equivalents	42,863	38,799	50,641	90,296	18,608
Held to maturity securities	16,224	12,983	3,006	3,216	3,672
Available for sale securities	188,041	150,886	138,241	135,003	163,008
Federal Home Loan Bank of Boston stock	19,785	13,136	8,939	7,449	7,449
Loans receivable, net	2,119,917	1,800,987	1,520,170	1,295,177	1,157,917
Deposits	1,733,041	1,513,501	1,330,455	1,176,682	1,118,222
Federal Home Loan Bank advances	401,700	259,000	128,000	63,000	71,000
Total stockholders’ equity	234,563	232,209	241,795	252,499	95,524
Allowance for loan losses	18,960	18,314	17,229	17,533	20,734
Non-performing loans (*)	15,468	14,800	13,782	15,501	17,722

(*) Non-performing loans include loans for which Farmington Bank does not accrue interest (non-accrual loans) and loans 90 days past due and still accruing interest.

	At December 31,
	2014	2013	2012	2011	2010
Selected Operating Data:	(Dollars in thousands)
Interest income	$72,774	$62,886	$62,860	$59,025	$60,901
Interest expense	10,080	9,733	9,628	10,826	11,613
Net Interest Income	62,694	53,153	53,232	48,199	49,288
Provision for loan losses	2,588	1,530	1,380	4,090	6,694
Net interest income after provision for loan losses	60,106	51,623	51,852	44,109	42,594
Noninterest income	9,104	11,012	9,261	5,525	7,051
Noninterest expense, excluding contribution
to charitable foundation (**)	57,048	57,762	56,106	49,573	42,674
Contribution to charitable foundation (**)	-	-	-	6,877	-
Total noninterest expense	57,048	57,762	56,106	56,450	42,674
Income (loss) before income taxes	12,162	4,873	5,007	(6,816)	6,971
Income tax expense (benefit)	2,827	1,169	1,300	(2,577)	2,102

Net income (loss)	9,335	3,704	3,707	(4,239)	4,869

(**)     In connection with the Conversion and Reorganization on June 29, 2011, the Company established Farmington Bank Community Foundation, Inc., a non-profit charitable organization, which was funded with a contribution of 687,000 shares of the Company’s common stock.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:	(Dollars in thousands, except per share amounts)
Return on average assets	0.41%	0.19%	0.22%	(0.27)%	0.35%
Return on average equity	3.98%	1.57%	1.49%	(2.35)%	4.95%
Interest rate spread (1)	2.79%	2.82%	3.16%	3.05%	3.61%
Net interest margin (2)	2.92%	2.99%	3.35%	3.23%	3.75%
Non-interest expense to average assets	2.51%	3.04%	3.29%	3.58%	3.05%
Efficiency Ratio (3)	79.46%	90.02%	89.78%	105.07%	75.75%
Efficiency ratio, excluding foundation contribution	79.46%	90.02%	89.78%	92.27%	75.75%
Average interest-earning assets to average
interest-bearing liabilities	127.56%	131.34%	132.07%	125.24%	115.46%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.89%	1.01%	1.12%	1.34%	1.76%
Allowance for loan losses as a percent
of non-performing loans	122.58%	123.74%	125.01%	113.11%	117.00%
Net charge-offs to average loans	0.10%	0.03%	0.12%	0.61%	0.21%
Non-performing loans as a percent of total loans	0.72%	0.81%	0.90%	1.18%	1.51%
Non-performing loans as a percent of total assets	0.62%	0.70%	0.76%	0.96%	1.25%

Per Share Related Data:
Basic and diluted earnings per share (5)	$0.62	$0.24	$0.22	$(0.29)	n/a
Dividends per share	$0.17	$0.12	$0.12	$0.03	n/a
Dividend payout ratio	27.42%	50.00%	54.55%	(10.34)%	n/a

Capital Ratios:
Equity to total assets at end of period	9.44%	11.01%	13.26%	15.60%	6.74%
Average equity to average assets	10.32%	12.41%	14.55%	11.45%	7.05%
Total capital to risk-weighted assets	13.73%	15.50%	18.80%	22.41%	10.28%
Tier I capital to risk-weighted assets	12.70%	14.36%	17.55%	21.16%	9.02%
Tier I capital to total average assets	9.86%	11.47%	13.89%	15.55%	6.48%
Total capital to total average assets	10.33%	12.22%	14.18%	16.01%	6.80%

Other Data:
Number of full service offices	22	21	19	17	15
Number of limited service offices	4	4	4	4	4

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2014, we accomplished many of our strategic objectives toward becoming a highly efficient company.  Efficiency and process improvement are embedded within our Company’s culture.  Despite the challenging operating environment in 2014, we continued to experience robust loan and deposit growth.  During 2014, we successfully opened our 22nd branch office in Rocky Hill, CT in the beginning of the year and culminated the year with our entry into the western Massachusetts market with the establishment of a commercial loan office and two proposed branch offices to be opened in 2015.  The current interest rate climate, combined with increased regulatory and compliance costs related to the regulations implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, has resulted in compressed net interest margins and earnings pressures.  Financial highlights for First Connecticut Bancorp for the year ended December 31, 2014 are as follows:

●
Strong Regulatory Capital Ratios:  Our total Risk Based Capital ratio at December 31, 2014 is 13.73%.  The minimum ratio to remain Well Capitalized is 10.00%.  Our total Leverage Ratio or Tier I Capital to Average Assets Ratio at December 31, 2014 is 9.86%.  The minimum ratio to remain Well Capitalized is 5.00%.

●	Strong Asset Growth: Total assets increased $375.3 million or 17.8% to $2.5 billion at December 31, 2014.
●	Strong Loan Growth: Total loans increased $318.7 million or 17.5% to $2.1 billion at December 31, 2014.
●
Critical loan portfolios experienced very strong loan growth rates and are as follows:  Commercial Real Estate 20.7%, Commercial Loans 22.9%, Residential Real Estate 19.3% and Home Equity Line of Credit 12.0%.

●	Core (Critical) Deposits experienced very strong growth. Growth rates are as follows: Savings 8.7%, Money markets 21.6% and Non-interest bearing deposits 7.2%.
●	Checking accounts grew by 13.1% or 5,248 net new accounts for the year ended December 31, 2014.
●	Noninterest expense to average assets was 2.51% for the year ended December 31, 2014 compared to 3.04% in the prior year.
●
Asset quality improved as loan delinquencies 30 days and greater decreased to 0.75% of total loans at December 31, 2014 compared to 0.85% at December 31, 2013.  Non-accrual loans represented 0.72% of total loans compared to 0.81% of total loans at December 31, 2013.

●	The allowance for loan losses represented 0.89% of total loans at December 31, 2014 compared to 1.01% at December 31, 2013.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service.

●
Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater.  As of December 31, 2014 our total risk-based capital ratio was 13.73%.

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

44

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

●	Continue expansion through de novo branching. We recently expanded into western Massachusetts with two de novo branches planned to open in 2015.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2014.

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

Installment, Collateral, Demand, Revolving Credit and Resort – Loans in these segments include loans principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. Excluding collateral loans which are fully collateralized by a deposit account, repayment for loans in these segments is dependent on the credit quality of the individual borrower.  The resort portfolio consists of a direct receivable loan outside the Northeast which is amortizing to its contractual obligations.  The Company has exited the resort financing market with a residual portfolio remaining.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date.  There was no unallocated allowance at December 31, 2014 and 2013.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At December 31, 2014 and 2013, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc.  This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation.  As a result, approximately $5.5 million of charitable contribution carryforward remains at December 31, 2014 resulting in a deferred tax asset of approximately $1.9 million.  The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016.  Therefore, no valuation allowance has been recorded against this deferred tax asset.  Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next two years.  The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At December 31, 2014 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through 2014.  If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of December 31, 2014, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of December 31, 2014, our net deferred tax asset was $16.8 million and there was no valuation allowance.

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

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Our total assets increased $375.3 million or 17.8%, to $2.5 billion at December 31, 2014, from $2.1 billion at December 31, 2013, primarily due to an increase of $318.9 million in net loans and $40.4 million in securities.

Our investment portfolio totaled $204.3 million or 8.2% of total assets, and $163.9 million or 7.8% of total assets at December 31, 2014 and 2013, respectively. Available-for-sale investment securities totaled $188.0 million at December 31, 2014 compared to $150.9 million at December 31, 2013.  Securities held-to-maturity increased $3.2 million to $16.2 million at December 31, 2014 from $13.0 million at December 31, 2013 as a result of purchasing U.S. Government agency obligations and U.S. Government sponsored residential mortgage-backed securities. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $318.9 million or 17.7% at December 31, 2014 to $2.1 billion compared to December 31, 2013 primarily driven by increases in the commercial loans, commercial real estate, residential real estate and home equity line-of-credit which, combined, increased $341.1 million, offset by a $20.8 million decrease in construction real estate. The allowance for loan losses increased $646,000 or 3.5% to $19.0 million at December 31, 2014 from $18.3 million at December 31, 2013.  At December 31, 2014, the allowance for loan losses represented 0.89% of total loans and 122.58% of non-performing loans, compared to 1.01% of total loans and 123.74% of non-performing loans as of December 31, 2013.

Total liabilities increased $373.0 million, or 19.9%, to $2.3 billion at December 31, 2014 compared to $1.9 billion at December 31, 2013, primarily due to increases in deposits and FHLBB advances.  Deposits increased $219.5 million or 14.5% to $1.7 billion at December 31, 2014 which includes increases in interest-bearing deposits of $197.5 million and increases in non-interest bearing deposits of $22.1 million due to our continued efforts to obtain more individual, commercial and municipal account relationships.  Federal Home Loan Bank of Boston advances increased $142.7 million to $401.7 million at December 31, 2014 from $259.0 million at December 31, 2013 as we continue to fund our organic loan and securities growth.

Stockholders’ equity increased $2.4 million to $234.6 million compared to December 31, 2013 primarily due to $9.3 million in net income and $2.9 million in share based compensation offset by the repurchase of 404,217 shares of common stock at an average price per share of $15.48 at a cost of $6.3 million and a $2.3 million increase in other comprehensive loss.  The Company paid cash dividends totaling $2.5 million or $0.17 per share as of December 31, 2014.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

Net Interest Income Analysis: Average Balance Sheets, Interest and Yields/Costs

The following tables present the average balance sheets, average yields and costs and certain other information for the years indicated therein. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero percent yield. Loans held for sale average balance and allowance for loan losses average balance is included in loans, net average balance.  The yields set forth below include the effect of net deferred costs and premiums that are amortized to interest income or expense.

	For The Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans, net	$1,943,924	$71,122	3.66%	$1,629,921	$61,911	3.80%	$1,410,822	$61,312	4.35%
Securities	181,345	1,429	0.79%	130,593	927	0.71%	136,062	1,443	1.06%
Federal Home Loan Bank of Boston stock	15,911	208	1.31%	8,981	33	0.37%	7,714	37	0.48%
Federal funds and other earning assets	4,947	15	0.30%	8,398	15	0.18%	33,521	68	0.20%
Total interest-earning assets	2,146,127	72,774	3.39%	1,777,893	62,886	3.54%	1,588,119	62,860	3.96%
Noninterest-earning assets	123,761			122,381			117,449
Total assets	$2,269,888			$1,900,274			$1,705,568

Interest-bearing liabilities:
NOW accounts	$380,936	$976	0.26%	$277,698	$638	0.23%	$208,161	$389	0.19%
Money market	420,456	3,112	0.74%	362,914	2,878	0.79%	278,179	2,017	0.73%
Savings accounts	200,948	205	0.10%	182,952	206	0.11%	171,871	291	0.17%
Certificates of deposit	338,590	3,076	0.91%	353,677	3,460	0.98%	367,380	3,994	1.09%
Total interest-bearing deposits	1,340,930	7,369	0.55%	1,177,241	7,182	0.61%	1,025,591	6,691	0.65%
Federal Home Loan Bank of Boston advances	260,432	1,841	0.71%	98,486	1,651	1.68%	89,419	1,953	2.18%
Repurchase agreement borrowings	21,000	719	3.42%	21,000	713	3.40%	21,000	727	3.46%
Repurchase liabilities	60,082	151	0.25%	56,891	187	0.33%	66,436	257	0.39%
Total interest-bearing liabilities	1,682,444	10,080	0.60%	1,353,618	9,733	0.72%	1,202,446	9,628	0.80%
Noninterest-bearing deposits	315,177			266,217			213,697
Other noninterest-bearing liabilities	37,909			44,597			41,223
Total liabilities	2,035,530			1,664,432			1,457,366
Stockholders’ equity	234,358			235,842			248,202
Total liabilities and stockholders’ equity	$2,269,888			$1,900,274			$1,705,568

Net interest income		$62,694			$53,153			$53,232
Net interest rate spread (1)			2.79%			2.82%			3.16%
Net interest-earning assets (2)	$463,683			$424,275			$385,673
Net interest margin (3)			2.92%			2.99%			3.35%
Average interest-earning assets to
average interest-bearing liabilities		127.56%			131.34%			132.07%

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

	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net	$11,559	$(2,347)	$9,212	$3,161	$(2,562)	$599
Securities	391	110	501	(86)	(430)	(516)
Federal Home Loan Bank of Boston stock	41	134	175	9	(13)	(4)
Federal funds and other earning assets	(8)	8	-	(46)	(7)	(53)
Total interest-earning assets	11,983	(2,095)	9,888	3,038	(3,012)	26

Interest-bearing liabilities:
NOW accounts	258	80	338	141	108	249
Money market	435	(201)	234	650	211	861
Savings accounts	19	(20)	(1)	20	(105)	(85)
Certificates of deposit	(144)	(240)	(384)	(145)	(389)	(534)
Total interest-bearing deposits	568	(381)	187	666	(175)	491
Federal Home Loan Bank of Boston advances	1,553	(1,363)	190	198	(500)	(302)
Repurchase agreement borrowing	-	6	6	-	(14)	(14)
Repurchase liabilities	10	(46)	(36)	(70)	-	(70)
Total interest-bearing liabilities	2,131	(1,784)	347	794	(689)	105
Increase (decrease) in net interest income	$9,852	$(311)	$9,541	$2,244	$(2,323)	$(79)

Summary of Operating Results for the Years Ended December 31, 2014 and 2013

The following discussion provides a summary and comparison of our operating results for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Net interest income	$62,694	$53,153	$9,541	18.0%
Provision for loan losses	2,588	1,530	1,058	69.2
Noninterest income	9,104	11,012	(1,908)	(17.3)
Noninterest expense	57,048	57,762	(714)	(1.2)
Income before taxes	12,162	4,873	7,289	149.6
Income tax expense	2,827	1,169	1,658	141.8
Net income	$9,335	$3,704	$5,631	152.0%

For the year ended December 31, 2014, net income increased $5.6 million compared to the year ended December 31, 2013.  The increase in net income was driven by an increase in net interest income due to organic loan growth, offset by a decrease in noninterest income and increases in the provision for loan losses and income tax expense.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

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

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $62.7 million and $53.2 million for the years ended December 31, 2014 and December 31, 2013, respectively.  Net interest income increased primarily due to a $314.0 million increase in the average loan balance despite a 14 basis point decrease in the yield on loans and a $50.8 million increase in the average securities balance offset by a $328.8 million increase in the average interest-bearing liabilities balance.  The yield on average interest-earning assets decreased 15 basis points to 3.39% for the year ended 2014 from 3.54% for the year ended 2013.  The decline was primarily due to a 14 basis point decrease in the yield on total average net loans to 3.66%.  The cost of average interest-bearing liabilities decreased 12 basis points to 0.60% for the year ended 2014. The decline was primarily due to a 7 basis point decrease in certificates of deposit and a 97 basis point decrease in Federal Home Loan Bank of Boston advance costs due to an increase in short-term rate advances.  Net interest margin decreased to 2.92% for the year ended 2014 compared to 2.99% for the year ended 2013.

Interest expense increased $347,000 to $10.1 million for the year ended 2014 compared to $9.7 million for the year ended 2013.  The average interest-bearing liabilities balance increased $328.8 million offset by lower certificate of deposit rates and an increase in FHLBB short-term advances which carry lower rates.  Average interest-bearing deposits grew at a rate of 13.9%, while total for average balances of noninterest-bearing deposits grew at a rate of 18.4% for the year ended 2014 compared to the year ended 2013.

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

Management recorded a provision for loan losses of $2.6 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.  Net charge-offs for the year ended 2014 were $1.9 million or 0.10% to average loans compared to $445,000 or 0.03% to average loans for the year ended 2013.

At December 31, 2014, the allowance for loan losses represented 0.89% of total loans and 122.58% of non-accrual loans, compared to 1.01% of total loans and 123.74% of non-accrual loans at December 31, 2013.

Noninterest Income: Sources of noninterest income primarily include service charges on deposit accounts, gain on sale of securities, mortgage banking activities, bank-owned life insurance income, brokerage fees, insurance commissions and other miscellaneous fees.

The following table summarizes noninterest income for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$5,488	$4,559	$929	20.4%
Gain on sales of investments	-	340	(340)	(100.0)
Net gain on loans sold	1,419	4,825	(3,406)	(70.6)
Brokerage and insurance fee income	192	150	42	28.0
Bank owned life insurance income	1,130	1,316	(186)	(14.1)
Other	875	(178)	1,053	591.6
Total noninterest income	$9,104	$11,012	$(1,908)	(17.3	) %

Noninterest income decreased $1.9 million to $9.1 million for the year ended 2014 compared to the year ended 2013 primarily due to decreases in net gain on loans sold and gain on sale of investments partially offset by increases in fees for customer services and other income.  Fees for customer services increased $929,000 to $5.5 million for the year ended 2014 compared to the year ended 2013 driven by our growth in checking accounts and debit card fees.  Gain on sales of investments decreased $340,000 as there were no sales of investments for the year ended 2014.  Net gain on loans sold decreased $3.4 million to $1.4 million for the year ended 2014 compared to the year ended 2013 as a result of a decline in our secondary market residential sales activity.  Other income increased $1.1 million to $875,000 for the year ended 2014 compared to the year ended 2013 primarily due to a $478,000 increase in swap fees and a $406,000 increase in mortgage banking derivative income.

Noninterest Expense: The following table summarizes noninterest expense for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$34,416	$34,851	$(435)	(1.2	) %
Occupancy expense	5,080	4,722	358	7.6
Furniture and equipment expense	4,342	4,079	263	6.4
FDIC assessment	1,396	1,272	124	9.7
Marketing	1,590	1,995	(405)	(20.3)
Other operating expenses	10,224	10,843	(619)	(5.7)
Total noninterest expense	$57,048	$57,762	$(714)	(1.2	) %

Noninterest expense decreased by $714,000 or 1.2% to $57.0 million during the year ended 2014 compared to $57.8 million for the year ended 2013.  Salaries and employee benefits decreased $435,000 to $34.4 million for the year ended 2014 compared to the year ended 2013.  Excluding $633,000 related to accelerated vesting of stock compensation for the year ended 2013, salaries and employee benefits increased $198,000 for the year ended 2014.  Marketing expense decreased $405,000 or 20.3% compared to the year ended 2013 primarily due to general expense control initiatives.

Income Tax Expense: Income tax expense was $2.8 million for the year ended 2014 compared to $1.2 million for the year ended 2013.  The increase in income tax expense for the year ended 2014 was due to a $7.3 million increase in income before taxes offset by adjusting the tax rate on our deferred tax assets from 34% to 35%.  The Company’s taxable income, before and after the utilization of its charitable contribution carryforward deduction placed it in the 35% corporate tax bracket.

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

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $53.2 million for the years ended December 31, 2013 and December 31, 2012.  Net interest income remained flat primarily due to a $2.8 million decrease in interest income on the resort loan portfolio as we completed our planned exit of the resort financing market in 2013 and a $573,000 decrease in investment income offset by a $3.5 million increase in interest income primarily in the commercial and residential portfolios driven by increased loan originations in the period.  Resort loan interest income was $807,000 and $3.8 million for the years ended December 31, 2013 and 2012, respectively.  The yield on average interest-earning assets decreased 42 basis points to 3.54% for the year ended 2013 from 3.96% for the year ended 2012.  The decline was due to a 55 basis points decrease in the yield on total average net loans to 3.80% offset by a $219.1 million or 15.5% increase in total average net loans and a 35 basis points decrease in securities to 0.71% as a result of maturing, called and prepaying securities being replaced by lower yielding securities compared to the year ended 2012.  The cost of average interest-earning liabilities decreased 8 basis points to 0.72% for the year ended 2013 reflecting lower funding costs.  Net interest margin decreased 36 basis points to 2.99% for the year ended December 31, 2013 compared to 3.35% for the year ended 2012 due to a low rate environment and a $29.9 million decline in the resort loan portfolio.

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

Noninterest income increased $1.8 million to $11.0 million for the year ended December 31, 2013 compared to $9.3 million for the year ended December 31, 2012.  Fees for customer services increased $845,000 or 22.8%.  The Company recognized a $304,000 gain on sales of investments.  Gain on sale of fixed-rate residential mortgage loans increased $1.7 million to $4.8 million compared to $3.2 million for the year ended 2012 due to an overall increase in volume and margins in our secondary market residential lending program.  Bank owned life insurance income decreased for the year ended 2013 compared to the prior year due to decreases in policy payouts and income earned as of December 31, 2013.  Other income decreased $914,000 primarily due to a $970,000 decrease in mortgage banking derivatives as a result of a decrease in volume due to rising rates in the fourth quarter of 2013, a $406,000 increase in amortization of mortgage servicing rights offset by a $304,000 increase in loan fees servicing others as our loans serviced for others portfolio increased $137.7 million to $299.0 million at December 31, 2013 compared to $161.3 million at December 31, 2012.

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

Noninterest expense, excluding the $1.5 million reduction in pension and other post-retirement benefits expense recognized in the prior year due to the freezing of these plans and the $633,000 in accelerated vesting of stock compensation due to the passing of a key executive in 2013, decreased $464,000 compared to the prior year.  Salaries and employee benefits increased $2.0 million to $34.8 million compared to $32.8 million for the year ended 2012.  Excluding the pension and other post-retirement benefits expense recognized in the prior year and accelerated vesting of stock compensation due to the passing of a key executive in 2013, salaries and employee benefits decreased $125,000 for the year ended 2013 compared to the year ended 2012.  Occupancy expense increased $231,000 mainly due to our strategic de novo branch growth.  Furniture and equipment expense decreased $302,000, or 6.9%, to $4.1 million primarily due to lower depreciation compared to the prior year.  Marketing expense decreased $460,000 or 18.7% compared to the prior year primarily due to general expense control initiatives.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run during each of the years presented:
	Percentage Increase (Decrease) in Estimated
	Net Interest Income Over 12 Months
	At December 31,		At December 31,
	2014		2013
100 basis point decrease	(5.50	) %	(5.22	) %
200 basis point increase	1.90%		2.38%
300 basis point increase	(0.80	) %	0.79%
400 basis point increase	(6.10	) %	(2.03	) %

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2014, $42.9 million of our assets were invested in cash and cash equivalents compared to $38.8 million at December 31, 2013. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the years ended December 31, 2014 and 2013, loan originations and purchases, net of collected principal and loan sales, totaled $344.8 million and $283.1 million, respectively.  Cash received from the sales and maturities of investment securities totaled $306.6 million and $317.9 million for the years ended December 31, 2014 and 2013, respectively.  We purchased $341.9 million and $331.0 million of available-for-sale investment securities during the years ended December 31, 2014 and 2013, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At December 31, 2014, we had $401.7 million in advances from the FHLBB and an additional available borrowing limit of $122.5 million, compared to $259.0 million in advances from the FHLBB and an additional available borrowing limit of $190.6 million at December 31, 2013, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $621.3 million and $527.4 million at December 31, 2014 and 2013, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at December 31, 2014.  The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $71.0 million on an overnight basis as of December 31, 2014. The funding arrangement was collateralized by $141.6 million in pledged commercial real estate loans as of December 31, 2014.

We had outstanding commitments to originate loans of $33.7 million and $25.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $409.7 million and $385.8 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, time deposits scheduled to mature in less than one year totaled $239.6 million and $227.6 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $71.0 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations

The following tables present information indicating various obligations made by us as of December 31, 2014 and the respective maturity dates:
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
FHLB Advances (1)	$290,000	$35,000	$76,700	$-	$401,700
Interest expense payable on FHLB Advances	2,588	3,524	1,782	-	7,894
Repurchase agreement borrowings	10,500	-	10,500	-	21,000
Operating leases (2)	2,578	4,800	4,359	6,442	18,179
Other liabilities (3)	1,225	2,556	2,732	7,640	14,153
Time deposits with stated maturity dates	239,627	94,299	31,296	-	365,222
Alternative investment unfunded commitment	190	404	-	-	594
Total	$546,708	$140,583	$127,369	$14,082	$828,742

(1)  Secured under a blanket security agreement on qualifying assets, principally mortgage loans.
(2)  Represents non-cancelable operating leases for offices and office equipment.
(3)  Consists of estimated benefit payments over the next 10 years to retirees under unfunded nonqualified pension plans.

Other Commitments

The following tables present information indicating various other commitments made by us as of December 31, 2014 and the respective maturity dates:
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Approved loan commitments (1)	$33,737	$-	$-	$-	$33,737
Unadvanced portion of construction loans	5,371	7,121	-	29,112	41,604
Ununsed lines for home equity loans (2)	4,614	8,322	27,042	133,515	173,493
Unused revolving lines of credit	-	-	-	367	367
Unused commercial letters of credit	2,305	1,628	95	-	4,028
Unused commercial lines of credit	78,833	44,851	9,661	56,902	190,247
	$124,860	$61,922	$36,798	$219,896	$443,476

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

Item 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

(C)	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

(G)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 21 of the Notes to Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Connecticut Bancorp, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows  present fairly, in all material respects, the financial position of First Connecticut Bancorp, Inc. and its subsidiaries at December 31, 2014  and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Hartford, Connecticut
March 16, 2015

First Connecticut Bancorp, Inc. Consolidated Statements of Financial Condition

	December 31,
	2014	2013
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$35,232	$35,797
Interest bearing deposits with other institutions	7,631	3,002
Total cash and cash equivalents	42,863	38,799
Securities held-to-maturity, at amortized cost	16,224	12,983
Securities available-for-sale, at fair value	188,041	150,886
Loans held for sale	2,417	3,186
Loans (1)	2,138,877	1,819,301
Allowance for loan losses	(18,960)	(18,314)
Loans, net	2,119,917	1,800,987
Premises and equipment, net	18,873	20,619
Federal Home Loan Bank of Boston stock, at cost	19,785	13,136
Accrued income receivable	5,777	4,917
Bank-owned life insurance	39,686	38,556
Deferred income taxes, net	16,841	14,884
Prepaid expenses and other assets	14,936	11,075
Total assets	$2,485,360	$2,110,028
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,402,517	$1,205,042
Noninterest-bearing	330,524	308,459
	1,733,041	1,513,501
Federal Home Loan Bank of Boston advances	401,700	259,000
Repurchase agreement borrowings	21,000	21,000
Repurchase liabilities	48,987	50,816
Accrued expenses and other liabilities	46,069	33,502
Total liabilities	2,250,797	1,877,819
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 18,006,129 shares issued and 16,026,319 shares outstanding at December 31, 2014 and 18,035,335 shares issued and 16,457,642 shares outstanding at December 31, 2013	181	181
Additional paid-in-capital	178,772	175,766
Unallocated common stock held by ESOP	(12,681)	(13,747)
Treasury stock, at cost (1,979,810 shares at December 31, 2014 and 1,577,693 shares at December 31, 2013)	(28,828)	(22,599)
Retained earnings	103,630	96,832
Accumulated other comprehensive loss	(6,511)	(4,224)
Total stockholders’ equity	234,563	232,209
Total liabilities and stockholders’ equity	$2,485,360	$2,110,028

(1) Loans include net deferred loan costs of $3.8 million and $3.0 million at December 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013	2012
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$56,963	$48,728	$45,867
Other	14,159	13,183	15,445
Interest and dividends on investments
United States Government and agency obligations	949	478	939
Other bonds	259	230	266
Corporate stocks	429	252	275
Other interest income	15	15	68
Total interest income	72,774	62,886	62,860
Interest expense
Deposits	7,369	7,182	6,691
Federal Home Loan Bank of Boston advances	1,841	1,651	1,953
Repurchase agreement borrowings	719	713	727
Repurchase liabilities	151	187	257
Total interest expense	10,080	9,733	9,628
Net interest income	62,694	53,153	53,232
Provision for loan losses	2,588	1,530	1,380
Net interest income after provision for loan losses	60,106	51,623	51,852
Noninterest income
Fees for customer services	5,488	4,559	3,714
Gain on sales of investments	-	340	-
Net gain on loans sold	1,419	4,825	3,151
Brokerage and insurance fee income	192	150	123
Bank owned life insurance income	1,130	1,316	1,537
Other	875	(178)	736
Total noninterest income	9,104	11,012	9,261
Noninterest expense
Salaries and employee benefits	34,416	34,851	32,856
Occupancy expense	5,080	4,722	4,491
Furniture and equipment expense	4,342	4,079	4,381
FDIC assessment	1,396	1,272	1,170
Marketing	1,590	1,995	2,455
Other operating expenses	10,224	10,843	10,753
Total noninterest expense	57,048	57,762	56,106
Income before income taxes	12,162	4,873	5,007
Income tax expense	2,827	1,169	1,300
Net income	$9,335	$3,704	$3,707

Net earnings per share (See Note 3):
Basic	$0.62	$0.24	$0.22
Diluted	0.62	0.24	0.22
Dividends per share	0.17	0.12	0.12

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Net income	$9,335	$3,704	$3,707
Other comprehensive income (loss), before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,831	(1,263)	(353)
Less: reclassification adjustment for gains
included in net income	-	340	-
Net change in unrealized gains (losses)	1,831	(923)	(353)
Change related to pension and other postretirement benefit plans	(5,388)	3,783	(674)
Other comprehensive (loss) income, before tax	(3,557)	2,860	(1,027)
Income tax (benefit) expense	(1,270)	972	(349)
Other comprehensive (loss) income, net of tax	(2,287)	1,888	(678)
Comprehensive income	$7,048	$5,592	$3,029

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Income (Loss)	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2011	17,880,200	179	174,975	(10,490)	-	93,269	(5,434)	252,499
Purchase of common stock for Employee Stock
Ownership Plan (“ESOP”)	-	-	-	(5,376)	-	-	-	(5,376)
ESOP shares released and committed to be released	-	-	203	1,060	-	-	-	1,263
Additional tax benefit related to the issuance
of common stock to the Farmington Bank
Community Foundation, Inc.	-	-	18	-	-	-	-	18
Cash dividend paid ($0.12 per common share)	-	-	-	-	-	(1,970)	-	(1,970)
Treasury stock acquired	(849,437)	-	-	-	(11,283)	-	-	(11,283)
Treasury stock issued for restricted stock	486,947	-	(6,423)	-	6,423	-	-	-
Issuance of common stock for restricted stock	228,261	2	(2)	-	-	-	-	-
Cancellation of shares for tax withholding	(31,490)	-	(407)	-	-	-	-	(407)
Tax benefits from stock-based compensation	-	-	11	-	-	-	-	11
Share based compensation expense	-	-	4,011	-	-	-	-	4,011
Net income	-	-	-	-	-	3,707	-	3,707
Other comprehensive loss	-	-	-	-	-	-	(678)	(678)
Balance at December 31, 2012	17,714,481	181	172,386	(14,806)	(4,860)	95,006	(6,112)	241,795
ESOP shares released and committed to be released	-	-	345	1,059	-	-	-	1,404
Cash dividend paid ($0.12 per common share)	-	-	-	-	-	(1,878)	-	(1,878)
Treasury stock acquired	(1,306,053)	-	-	-	(18,910)	-	-	(18,910)
Stock options exercised	90,850	-	(6)	-	1,185	-	-	1,179
Cancellation of shares for tax withholding	(41,636)	-	(570)	-	(14)	-	-	(584)
Tax benefits from stock-based compensation	-	-	35	-	-	-	-	35
Share based compensation expense	-	-	3,576	-	-	-	-	3,576
Net income	-	-	-	-	-	3,704	-	3,704
Other comprehensive income	-	-	-	-	-	-	1,888	1,888
Balance at December 31, 2013	16,457,642	$181	$175,766	$(13,747)	$(22,599)	$96,832	$(4,224)	$232,209
ESOP shares released and
committed to be released	-	-	414	1,066	-	-	-	1,480
Cash dividend paid ($0.17 per common share)	-	-	-	-	-	(2,537)	-	(2,537)
Treasury stock acquired	(404,217)	-	-	-	(6,257)	-	-	(6,257)
Stock options exercised	2,100	-	(1)	-	28	-	-	27
Cancellation of shares for tax withholding	(29,206)	-	(440)	-	-	-	-	(440)
Tax benefits from stock-based compensation	-	-	110	-	-	-	-	110
Share based compensation expense	-	-	2,923	-	-	-	-	2,923
Net income	-	-	-	-	-	9,335	-	9,335
Other comprehensive loss	-	-	-	-	-	-	(2,287)	(2,287)
Balance at December 31, 2014	16,026,319	$181	$178,772	$(12,681)	$(28,828)	$103,630	$(6,511)	$234,563

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$9,335	$3,704	$3,707
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	2,588	1,530	1,380
Provision for off-balance sheet commitments	4	41	124
Depreciation and amortization	3,100	3,079	3,309
Amortization of ESOP expense	1,480	1,404	1,263
Share based compensation expense	2,923	3,576	4,011
Gain on sale of investments	-	(340)	-
Loans originated for sale	(57,069)	(173,160)	(100,676)
Proceeds from the sale of loans held for sale	82,129	184,425	117,189
Loss (gain) on fair value adjustment for mortgage banking derivatives	33	441	(453)
Impairment losses on alternative investments	52	-	58
(Gain) loss on sale of foreclosed real estate	(81)	59	28
Loss on sale of premises and equipment	6	76	371
Net gain on loans sold	(1,419)	(4,825)	(3,151)
Accretion and amortization of investment security discounts and premiums, net	(26)	(51)	(153)
Amortization and accretion of loan fees and discounts, net	(850)	385	(825)
Increase in accrued income receivable	(860)	(502)	(230)
Deferred income tax	(687)	(313)	(1,485)
Increase in cash surrender value of bank-owned life insurance	(1,130)	(1,207)	(1,286)
(Increase) decrease in prepaid expenses and other assets	(3,919)	3,486	1,791
Increase (decrease) in accrued expenses and other liabilities	7,145	(10,475)	6,443
Net cash provided by operating activities	42,754	11,333	31,415
Cash flow from investing activities
Maturities of securities held-to-maturity	8,759	4	210
Maturities, calls and principal payments of securities available-for-sale	306,574	317,867	360,553
Purchases of securities held-to-maturity	(12,000)	(9,981)	-
Purchases of securities available-for-sale	(341,867)	(331,043)	(363,991)
Loan originations, net of principal repayments	(344,757)	(283,130)	(248,842)
Purchases of Federal Home Loan Bank of Boston stock, net	(6,649)	(4,197)	(1,490)
Purchases of bank-owned life insurance	-	-	(6,000)
Proceeds from sale of premises and equipment	-	-	3,146
Proceeds from bank-owned life insurance	-	100	219
Proceeds from sale of foreclosed real estate	1,296	495	1,070
Purchases of premises and equipment	(1,360)	(3,807)	(5,414)
Net cash used in investing activities	(390,004)	(313,692)	(260,539)
Cash flows from financing activities
Purchase of common stock for ESOP	-	-	(5,376)
Net proceeds from Federal Home Loan Bank of Boston advances	142,700	131,000	65,000
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	192,806	203,902	180,303
Net increase (decrease) in certificates of deposit	26,734	(20,856)	(26,530)
Net decrease in repurchase liabilities	(1,829)	(3,371)	(10,279)
Stock options exercised	27	1,185	-
Excess tax benefits from stock-based compensation	110	35	11
Cancellation of shares for tax withholding	(440)	(590)	(407)
Repurchase of common stock	(6,257)	(18,910)	(11,283)
Cash dividend paid	(2,537)	(1,878)	(1,970)
Net cash provided by financing activities	351,314	290,517	189,469
Net increase (decrease) in cash and cash equivalents	4,064	(11,842)	(39,655)
Cash and cash equivalents at beginning of year	38,799	50,641	90,296
Cash and cash equivalents at end of year	$42,863	$38,799	$50,641

Supplemental disclosure of cash flow information
Cash paid for interest	$9,977	$9,785	$6,712
Cash paid for income taxes	1,502	4,300	6
Loans transferred to other real estate owned	1,217	398	1,345

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Organization and Business

First Connecticut Bancorp, Inc. is a Maryland-chartered stock holding company that wholly owns its only subsidiary, Farmington Bank (collectively with its subsidiary, the “Company”).  Farmington Bank’s main office is located in Farmington, Connecticut.  Farmington Bank is a full-service, community bank with 22 branch locations throughout central Connecticut, offering commercial and residential lending as well as wealth management services in Connecticut and western Massachusetts.  Farmington Bank’s primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing primarily in Connecticut and western Massachusetts, however, the Bank will selectively lend to borrowers in other northeastern states.

Wholly-owned subsidiaries of Farmington Bank include Farmington Savings Loan Servicing, Inc., a passive investment company that was established to service and hold loans collateralized by real property; Village Investments, Inc.; the Village Corp., Limited, and Village Square Holdings, Inc. are presently inactive; 28 Main Street Corp., is a subsidiary that was formed to hold residential other real estate owned and Village Management Corp., is a subsidiary that was formed to hold commercial other real estate owned.

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock.  On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan.  On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its current outstanding common stock.  During the year ended December 31, 2014, the Company has repurchased 404,217 of these shares at a cost of $6.3 million.  Repurchased shares are held as treasury stock and are available for general corporate purposes.  The Company has 904,765 shares remaining to repurchase at December 31, 2014.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of First Connecticut Bancorp, Inc. and its wholly-owned subsidiary, Farmington Bank.  All significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, investment security other-than-temporary impairment judgments and investment security valuation.

Out of Period Adjustments

In the fourth quarter of 2014, the Company recorded a correction of an error to reflect the estimated fair value of two trust preferred debt securities which increased securities available-for-sale by $1.6 million, decreased deferred income taxes by $600,000 and increased comprehensive income by $1.0 million to reflect the unrealized gains on the securities, net of tax. The majority of the increase in estimated fair value relates to prior periods. After evaluating the quantitative and qualitative aspects of the adjustments, the Company concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities).  Management determines the appropriate classifications of securities at the time of purchase.  At December 31, 2014 and 2013, the Company had no debt or equity securities classified as trading.  Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity.  All other securities not included in held-to-maturity are classified as available-for-sale.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method.  Available-for-sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.  Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded.  Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

Federal Home Loan Bank of Boston Stock

The Company, which is a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”). Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock.  As of December 31, 2014 and 2013, no impairment has been recognized.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to other noninterest income in the accompanying Consolidated Statements of Operations. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date to net gain on loans sold in the accompanying Consolidated Statements of Operations.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort.  Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2014.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – Residential real estate loans are generally originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. The Company does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. All residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Installment, Collateral, Demand, Revolving Credit and Resort – Loans in these segments include loans principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. Excluding collateral loans which are fully collateralized by a deposit account, repayment for loans in these segments is dependent on the credit quality of the individual borrower.  The resort portfolio consists of a direct receivable loan outside the Northeast which is amortizing to its contractual obligations.  The Company has exited the resort financing market with a residual portfolio remaining.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date.  There was no unallocated allowance at December 31, 2014 and 2013.

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

Mortgage Servicing Rights

The Company capitalizes mortgage servicing rights for loans originated and then sold with servicing retained based on the fair market value on the origination date.  The cost basis of mortgage servicing rights is amortized on a straight-line basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statements of income as a reduction of mortgage servicing fee income.  Mortgage servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value.  An independent appraisal of the fair value of the Company’s mortgage servicing rights is obtained quarterly and is used by management to evaluate the reasonableness of the fair value estimates. Management reviews the independent appraisal and performs procedures to determine appropriateness.  Impairment is recognized as an adjustment to mortgage servicing rights and mortgage servicing income.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on certain employees who have consented to allow the Company to be the beneficiary of those policies.  BOLI is recorded as an asset at cash surrender value.  Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans.  The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure.  At the time these properties are foreclosed, the properties are initially recorded at the lower of the related loan balance less any specific allowance for loss or fair value at the date of foreclosure less estimated selling costs.  Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.  Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $400,000 and $393,000 as of December 31, 2014 and 2013, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years for furniture and equipment and five to forty years for premises.  Leasehold improvements are amortized on a straight-line basis over the term of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter.  Maintenance and repairs are charged to non-interest expense as incurred, while significant improvements are capitalized.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

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

Segment Reporting

The Company’s only business segment is Community Banking. For the years ended December 31, 2014, 2013 and 2012, this segment represented all the revenues and income of the consolidated group and therefore is the only reported segment as defined by FASB ASC 820, “Segment Reporting”.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect ASU 2014-15 to have a significant impact on its financial statements.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (a consensus of the FASB Emerging Issues Task Force).  ASU 2014-16 clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  Public business entities are required to implement ASU 2014-16 in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company does not expect ASU 2014-16 to have a significant impact on its financial statements.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).”  ASU 2014-17 applies to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in ASU 2014-17 became effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The adoption of ASU 2014-17 did not have an impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items”, (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity also may apply ASU 2015-01 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect ASU 2015-01 to have a significant impact on its financial statements.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties.  The Company had cash and liquid assets of approximately $10.1 million and $5.0 million to meet these requirements at December 31, 2014 and 2013.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

		For the Year Ended December 31,
		2014	2013	2012
(Dollars in thousands, except per share data):

Net income		$9,335	$3,704	$3,707
Less:	Dividends to participating shares	(55)	(56)	(34)
	Income allocated to participating shares	(161)	(55)	(19)
Net income allocated to common stockholders		$9,119	$3,593	$3,654

Weighted-average shares issued		18,025,893	18,059,089	17,943,640

Less:	Average unallocated ESOP shares	(1,100,393)	(1,195,730)	(1,205,970)
	Average treasury stock	(1,886,168)	(1,118,785)	(94,104)
	Average unvested restricted stock	(357,185)	(491,153)	(184,975)
Weighted-average basic shares outstanding		14,682,147	15,253,421	16,458,591

Plus:	Average dilutive shares	111,199	16,791	-
Weighted-average diluted shares outstanding		14,793,346	15,270,212	16,458,591

Net earnings per share (1):
	Basic	$0.62	$0.24	$0.22
	Diluted	$0.62	$0.24	$0.22

(1) Certain per share amounts may not appear to reconcile due to rounding.

For the years ended December 31, 2014, 2013 and 2012, respectively, 72,250, 26,750 and 1,693,357 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

4.	Investment Securities

Investment securities are summarized as follows:

	December 31, 2014
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$123,739	$81	$(4)	$123,816	$-	$-	$123,816
U.S. Government agency obligations	49,013	110	(14)	49,109	-	-	49,109
Government sponsored residential mortgage-backed securities	6,624	283	-	6,907	-	-	6,907
Corporate debt securities	1,000	85	-	1,085	-	-	1,085
Trust preferred debt securities	-	1,557	-	1,557	-	-	1,557
Preferred equity securities	2,100	2	(426)	1,676	-	-	1,676
Marketable equity securities	108	63	(1)	170	-	-	170
Mutual funds	3,838	-	(117)	3,721	-	-	3,721
Total securities available-for-sale	$186,422	$2,181	$(562)	$188,041	$-	$-	$188,041
Held-to-maturity
U.S. Government agency obligations	$7,000	$-	$-	$7,000	$-	$(8)	$6,992
Government sponsored residential mortgage-backed securities	9,224	-	-	9,224	200	-	9,424
Total securities held-to-maturity	$16,224	$-	$-	$16,224	$200	$(8)	$16,416

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$126,000	$3	$(3)	$126,000	$-	$-	$126,000
U.S. Government agency obligations	7,006	-	(84)	6,922	-	-	6,922
Government sponsored residential mortgage-backed securities	9,199	417	-	9,616	-	-	9,616
Corporate debt securities	2,982	122	-	3,104	-	-	3,104
Preferred equity securities	2,100	-	(531)	1,569	-	-	1,569
Marketable equity securities	108	42	(2)	148	-	-	148
Mutual funds	3,710	-	(183)	3,527	-	-	3,527
Total securities available-for-sale	$151,105	$584	$(803)	$150,886	$-	$-	$150,886
Held-to-maturity
U.S. Government agency obligations	$5,000	$-	$-	$5,000	$-	$(70)	$4,930
Government sponsored residential mortgage-backed securities	4,983	-	-	4,983	-	(27)	4,956
Trust preferred debt security	3,000	-	-	3,000	-	-	3,000
Total securities held-to-maturity	$12,983	$-	$-	$12,983	$-	$(97)	$12,886

At December 31, 2014, the net unrealized gain on securities available for sale of $1.6 million net of a tax expense of $575,000 or $1.0 million, is included in accumulated other comprehensive income.  At December 31, 2013, the net unrealized loss on securities available for sale of $219,000, net of a tax benefit of $75,000 or $144,000, is included in accumulated other comprehensive income.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	December 31, 2014
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	4	$43,919	$(4)	$-	$-	$43,919	$(4)
U.S. Government agency obligations	2	16,989	(14)	-	-	16,989	(14)
Preferred equity securities	1	-	-	1,574	(426)	1,574	(426)
Marketable equity securities	1	-	-	5	(1)	5	(1)
Mutual funds	1	-	-	2,842	(117)	2,842	(117)
	9	$60,908	$(18)	$4,421	$(544)	$65,329	$(562)

Held-to-maturity
U.S. Government agency obligations	1	6,992	(8)	-	-	6,992	(8)
	1	6,992	(8)	-	-	6,992	(8)
Total investment securities in an unrealized loss position	10	$67,900	$(26)	$4,421	$(544)	$72,321	$(570)

	December 31, 2013
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	6	$63,994	$(3)	$-	$-	$63,994	$(3)
U.S. Government agency obligations	1	6,923	(84)	-	-	6,923	(84)
Preferred equity securities	2	98	(2)	1,471	(529)	1,569	(531)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	3,527	(183)	-	-	3,527	(183)
	11	74,542	(272)	1,476	(531)	76,018	(803)
Held-to-maturity
U.S. Government agency obligations	1	4,930	(70)	-	-	4,930	(70)
Government sponsored residential mortgage-backed securities	1	4,956	(27)	-	-	4,956	(27)
	2	9,886	(97)	-	-	9,886	(97)
Total investment securities in an unrealized loss position	13	$84,428	$(369)	$1,476	$(531)	$85,904	$(900)

Management believes that no individual unrealized loss as of December 31, 2014 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio.  The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses as of December 31, 2014:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at December 31, 2014.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund.  The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at December 31, 2014.

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the years ended December 31, 2014, 2013 and 2012.

There were gross realized gains on sales of securities available-for-sale totaling $340,000 for the year ended December 31, 2013.  There were no sales of securities available-for-sale for the years ended December 31, 2014 and 2012.

As of December 31, 2014 and 2013, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $127.4 million and $116.7 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at December 31, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$107,010	$107,008	$-	$-
Due after one year through five years	59,920	60,099	7,000	6,992
Due after five years through ten years	6,822	6,903	-	-
Due after ten years	-	1,557	-	-
Government sponsored residential mortgage-backed securities	6,624	6,907	9,224	9,424
	$180,376	$182,474	$16,224	$16,416

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $19.8 million and $13.1 million of FHLBB capital stock at December 31, 2014 and 2013, respectively, which is equal to its FHLBB capital stock requirement.  The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at December 31, 2014 and 2013.  Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis.  The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of December 31, 2014 and 2013.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Alternative Investments

Alternative investments, which totaled $2.7 million and $2.4 million at December 31, 2014 and 2013, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition.  The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at December 31, 2014.  The Company recognized a $51,000, $-0- and $58,000 other-than-temporary impairment charge on its limited partnerships for the years ended December 31, 2014, 2013 and 2012, respectively, included in other noninterest income in the accompanying Consolidated Statements of Operations.  See a further discussion of fair value in Note 17 - Fair Value Measurements. The Company recognized profit distributions from its limited partnerships of $75,000, $91,000 and $161,000 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Operations.  The Company has $594,000 in unfunded commitments remaining for its alternative investments as of December 31, 2014.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	December 31,	December 31,
	2014	2013
(Dollars in thousands)
Real estate:
Residential	$827,005	$693,046
Commercial	765,066	633,764
Construction	57,371	78,191
Installment	3,356	4,516
Commercial	309,708	252,032
Collateral	1,733	1,600
Home equity line of credit	169,768	151,606
Demand	-	85
Revolving credit	99	94
Resort	929	1,374
Total loans	2,135,035	1,816,308

Allowance for loan losses	(18,960)	(18,314)
Net deferred loan costs	3,842	2,993
Loans, net	$2,119,917	$1,800,987

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Changes in the allowance for loan losses by segments for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Year Ended December 31, 2014
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$3,647	$(701)	$58	$1,378	$4,382
Commercial	8,253	(93)	1	788	8,949
Construction	1,152	-	-	(674)	478
Installment	48	(4)	-	(3)	41
Commercial	3,746	(1,066)	84	486	3,250
Collateral	-	-	-	-	-
Home equity line of credit	1,465	(106)	-	500	1,859
Demand	-	-	-	-	-
Revolving credit	-	(133)	18	115	-
Resort	3	-	-	(2)	1
Unallocated	-	-	-	-	-
	$18,314	$(2,103)	$161	$2,588	$18,960

	For the Year Ended December 31, 2013
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$3,778	$(430)	$6	$293	$3,647
Commercial	8,105	-	-	148	8,253
Construction	760	-	-	392	1,152
Installment	77	-	-	(29)	48
Commercial	2,654	(31)	52	1,071	3,746
Collateral	-	-	-	-	-
Home equity line of credit	1,377	-	-	88	1,465
Demand	-	-	-	-	-
Revolving credit	-	(62)	20	42	-
Resort	456	-	-	(453)	3
Unallocated	22	-	-	(22)	-
	$17,229	$(523)	$78	$1,530	$18,314

	For the Year Ended December 31, 2012
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$2,874	$(337)	$9	$1,232	$3,778
Commercial	8,755	(454)	4	(200)	8,105
Construction	590	-	-	170	760
Installment	92	(9)	7	(13)	77
Commercial	2,140	(33)	194	353	2,654
Collateral	-	-	-	-	-
Home equity line of credit	1,295	(1,019)	-	1,101	1,377
Demand	-	-	-	-	-
Revolving credit	-	(61)	15	46	-
Resort	1,787	-	-	(1,331)	456
Unallocated	-	-	-	22	22
	$17,533	$(1,913)	$229	$1,380	$17,229

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table lists the allocation of the allowance by impairment methodology and by loan segment at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Total	Reserve Allocation	Total	Reserve Allocation
(Dollars in thousands)
Loans individually evaluated for impairment:
Real estate:
Residential	$11,791	$285	$12,225	$360
Commercial	19,051	233	21,143	62
Construction	4,719	-	187	-
Installment	251	8	215	9
Commercial	5,680	225	4,096	1,243
Collateral	-	-	-	-
Home equity line of credit	1,031	-	538	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	929	1	1,219	-
	43,452	752	39,623	1,674

Loans collectively evaluated for impairment:
Real estate:
Residential	$819,630	$4,097	$683,966	$3,287
Commercial	745,501	8,716	612,517	8,191
Construction	52,652	478	78,004	1,152
Installment	3,093	33	4,301	39
Commercial	303,980	3,025	247,888	2,503
Collateral	1,733	-	1,600	-
Home equity line of credit	168,737	1,859	151,068	1,465
Demand	-	-	85	-
Revolving Credit	99	-	94	-
Resort	-	-	155	3
	2,095,425	18,208	1,779,678	16,640
Total	$2,138,877	$18,960	$1,819,301	$18,314

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following is a summary of loan delinquencies at recorded investment values at December 31, 2014 and 2013:

	December 31, 2014
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate:
Residential	16	$3,599	6	$1,263	16	$6,819	38	$11,681	$-
Commercial	2	348	-	-	3	1,979	5	2,327	-
Construction	-	-	-	-	1	187	1	187	-
Installment	3	69	2	82	2	33	7	184	-
Commercial	1	40	1	4	7	550	9	594	-
Collateral	9	99	-	-	-	-	9	99	-
Home equity line of credit	3	202	1	349	5	389	9	940	-
Demand	1	67	-	-	-	-	1	67	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	35	$4,424	10	$1,698	34	$9,957	79	$16,079	$-

	December 31, 2013
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More and Still Accruing
(Dollars in thousands)	Past Due		Past Due		Past Due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate:
Residential	9	$2,586	8	$1,600	20	$8,518	37	$12,704	$-
Commercial	1	231	-	-	1	827	2	1,058	-
Construction	-	-	-	-	1	187	1	187	-
Installment	-	-	-	-	2	47	2	47	-
Commercial	1	5	-	-	6	584	7	589	-
Collateral	2	9	-	-	-	-	2	9	-
Home equity line of credit	1	283	1	183	5	441	7	907	-
Demand	1	10	-	-	-	-	1	10	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	15	$3,124	9	$1,783	35	$10,604	59	$15,511	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned.  The following table lists nonperforming assets at:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Nonaccrual loans:
Real estate:
Residential	$9,706	$10,599
Commercial	2,112	827
Construction	187	187
Installment	155	162
Commercial	2,268	2,285
Collateral	-	-
Home equity line of credit	1,040	740
Demand	-	-
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	15,468	14,800
Loans 90 days past due and still accruing	-	-
Other real estate owned	400	393
Total nonperforming assets	$15,868	$15,193

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$5,862	$6,286	$-	$6,900	$7,442	$-
Commercial	13,804	13,828	-	18,463	18,649	-
Construction	4,719	4,965	-	187	433	-
Installment	220	232	-	187	187	-
Commercial	3,527	3,584	-	1,268	1,307	-
Collateral	-	-	-	-	-	-
Home equity line of credit	1,031	1,264	-	538	658	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	29,163	30,159	-	27,543	28,676	-

Impaired loans with a valuation allowance:
Real estate:
Residential	5,929	6,848	285	5,325	5,804	360
Commercial	5,247	5,523	233	2,680	2,679	62
Construction	-	-	-	-	-	-
Installment	31	31	8	28	28	9
Commercial	2,153	2,266	225	2,828	2,888	1,243
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	929	929	1	1,219	1,218	-
Total	14,289	15,597	752	12,080	12,617	1,674
Total impaired loans	$43,452	$45,756	$752	$39,623	$41,293	$1,674

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table summarizes average recorded investment and interest income recognized on impaired loans:

	For the Year Ended December 31,
	2014		2013		2012
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$6,727	$88	$5,683	$28	$3,929	$10
Commercial	15,159	705	10,695	814	6,048	315
Construction	1,320	138	237	-	592	18
Installment	198	13	52	13	-	-
Commercial	3,791	140	3,059	28	3,918	184
Collateral	-	-	-	-	-	-
Home equity line of credit	684	2	491	-	494	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	56	26
Total	27,879	1,086	20,217	883	15,037	553

Impaired loans with a valuation allowance:
Real estate:
Residential	5,592	41	5,872	52	6,864	78
Commercial	4,765	137	8,594	147	11,594	818
Construction	-	-	198	-	226	-
Installment	29	1	27	1	4	-
Commercial	2,378	74	3,854	66	2,111	86
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1,035	35	995	47	1,736	32
Total	13,799	288	19,540	313	22,535	1,014
Total impaired loans	$41,678	$1,374	$39,757	$1,196	$37,572	$1,567

There was no interest income recognized on a cash basis method of accounting for the years ended December 31, 2014, 2013 and 2012.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The recorded investment balance of TDRs approximated $26.2 million and $23.4 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $18.7 million and $15.8 million while TDRs on nonaccrual status were $7.6 million and $7.6 million at December 31, 2014 and 2013, respectively. At December 31, 2014, 97% of the accruing TDRs have been performing in accordance with the restructured terms.  At December 31, 2014 and 2013, the allowance for loan losses included specific reserves of $592,000 and $1.6 million related to TDRs, respectively. For the years ended December 31, 2014 and 2013, the Bank had charge-offs totaling $1.3 million and $325,000, respectively, related to portions of TDRs deemed to be uncollectible.  The Bank may provide additional funds to borrowers in TDR status.  The amount of additional funds available to borrowers in TDR status was $206,000 and $332,000 at December 31, 2014 and 2013, respectively.

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at December 31, 2014 and 2013:

	December 31, 2014
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	11	$1,849	10	$5,608	21	$7,457
Commercial	7	8,359	-	-	7	8,359
Construction	1	4,532	1	187	2	4,719
Installment	4	212	1	39	5	251
Commercial	8	2,783	5	1,621	13	4,404
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	2	126	2	126
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1	929	-	-	1	929
Total	32	$18,664	19	$7,581	51	$26,245

	December 31, 2013
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	6	$1,814	8	$5,285	14	$7,099
Commercial	12	11,509	-	-	12	11,509
Construction	-	-	1	187	1	187
Installment	3	215	-	-	3	215
Commercial	6	1,033	5	1,799	11	2,832
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	3	307	3	307
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	2	1,219	-	-	2	1,219
Total	29	$15,790	17	$7,578	46	$23,368

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate:
Residential	10	$1,814	$1,744
Construction	1	4,532	4,532
Installment	2	56	55
Commercial	4	3,763	3,130
Total	17	$10,165	$9,461

	For the Year Ended December 31, 2013
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate:
Residential	7	$1,640	$1,617
Commercial	4	2,242	2,231
Construction	1	187	187
Installment	3	216	215
Commercial	6	2,076	2,101
Home equity line of credit	3	353	307
Total	24	$6,714	$6,658

	For the Year Ended December 31, 2012
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate:
Residential	2	$579	$563
Commercial	7	9,149	8,945
Construction	2	1,002	999
Commercial	1	7	7
Resort	8	2,721	2,332
Total	20	$13,458	$12,846

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate:
Residential	10	$-	$-	$224	$1,520	$1,744
Construction	1	4,532	-	-	-	4,532
Installment	2	39	-	-	16	55
Commercial	4	2,009	-	-	1,121	3,130
Total	17	$6,580	$-	$224	$2,657	$9,461

	For the Year Ended December 31, 2013
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate:
Residential	7	$-	$-	$225	$1,392	$1,617
Commercial	4	2,095	-	-	136	2,231
Construction	1	-	-	-	187	187
Installment	3	-	-	34	181	215
Commercial	6	1,951	-	-	150	2,101
Home equity line of credit	3	-	-	14	293	307
Total	24	$4,046	$-	$273	$2,339	$6,658

	For the Year Ended December 31, 2012
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate:
Residential	2	$-	$113	$-	$450	$563
Commercial	7	2,441	3,299	-	3,205	8,945
Construction	2	999	-	-	-	999
Commercial	1	-	7	-	-	7
Resort	8	2,169	-	163	-	2,332
Total	20	$5,609	$3,419	$163	$3,655	$12,846
93

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

A TDR is considered to be in re-default once it is more than 30 days past due following a modification.  The following loans defaulted and had been modified as a TDR during the twelve month period preceding the default date.

	For the Year Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate:
Residential	2	$662	-	$-	2	$1,374
Commercial	-	-	2	1,758	1	349
Commercial	2	69	2	100	5	1,587
Home equity line of credit	-	-	1	183	-	-
Total	4	$731	5	$2,041	8	$3,310

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

The Company utilizes a point risk rating scale as follows:

Risk Rating Definitions

Residential and consumer loans are not rated unless they are 45 days or more delinquent, in which case, depending on past-due days, they will be rated 6, 7 or 8.

Loans rated 1 – 5, 55:	Commercial loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6:
Residential, Consumer and Commercial loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Loans rated 7:
Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8:	Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

The following table presents the Company’s loans by risk rating at December 31, 2014 and 2013:

	December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$815,209	$488	$11,308	$-	$827,005
Commercial	741,278	12,550	11,238	-	765,066
Construction	51,947	705	4,719	-	57,371
Installment	3,113	41	202	-	3,356
Commercial	285,185	14,754	9,557	212	309,708
Collateral	1,733	-	-	-	1,733
Home equity line of credit	168,238	302	1,228	-	169,768
Demand	-	-	-	-	-
Revolving Credit	99	-	-	-	99
Resort	929	-	-	-	929
Total Loans	$2,067,731	$28,840	$38,252	$212	$2,135,035

	December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$680,111	$1,089	$11,846	$-	$693,046
Commercial	608,289	7,023	18,452	-	633,764
Construction	72,022	-	6,169	-	78,191
Installment	4,251	50	215	-	4,516
Commercial	237,755	970	11,659	1,648	252,032
Collateral	1,600	-	-	-	1,600
Home equity line of credit	149,781	719	1,106	-	151,606
Demand	85	-	-	-	85
Revolving Credit	94	-	-	-	94
Resort	156	-	1,218	-	1,374
Total Loans	$1,754,144	$9,851	$50,665	$1,648	$1,816,308

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties.

Changes in loans to related parties were as follows:

	At December 31,
	2014	2013
(Dollars in thousands)
Balance, at beginning of year	$647	$716
Loans to related parties who terminated services	-	(120)
Addition of related parties during the year	235	69
Additional loans and advances	154	81
Repayments	(47)	(99)
Balance, at end of year	$989	$647

All related party loans were performing according to their credit terms.

6.	Mortgage Servicing Rights

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $3.3 million and $3.1 million at December 31, 2014 and 2013, respectively, and the balance is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  The fair value of mortgage servicing rights approximated $3.6 million at December 31, 2014 and 2013.  Total loans sold with servicing rights retained were $67.3 million, $158.5 million and $92.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The net gain on loans sold totaled $1.4 million, $4.8 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in the accompanying Consolidated Statements of Operations.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition, totaled $335.2 million, $299.0 million and $161.3 million at December 31, 2014, 2013 and 2012, respectively.  Loan servicing fees for others totaling $781,000, $608,000 and $305,000 for the years ended December 31, 2014, 2013 and 2012, respectively, are included as a component of other noninterest income in the accompanying Consolidated Statements of Operations.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

7.	Premises and Equipment

The following is a summary of the premises and equipment accounts:

	As of December 31,
	2014	2013
(Dollars in thousands)
Land	$1,326	$1,326
Premises and leasehold improvements	18,767	18,389
Furniture and equipment	14,215	13,742
Software	4,605	4,307
	38,913	37,764
Less: accumulated depreciation and amortization	(20,040)	(17,145)
	$18,873	$20,619

For the years ended December 31, 2014, 2013 and 2012 depreciation and amortization expense was $3.1 million, $3.1 million, and $3.3 million, respectively.

8.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at December 31, 2014 and 2013.  The Company has access to a pre-approved unsecured line of credit with a financial institution totaling $20.0 million, which was undrawn at December 31, 2014 and 2013.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on September 30, 2015.  The line was undrawn at December 31, 2014 and 2013.  The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $401.7 million and $259.0 million at December 31, 2014 and 2013, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $812.8 million and $677.4 million at December 31, 2014 and 2013, respectively. The Company has available borrowings of $122.5 million and $190.6 million at December 31, 2014 and 2013, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

FHLBB advances consist of the following:

	December 31,
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
2014	$-	-%	$240,000	0.39%
2015	290,000	0.41	19,000	2.70
2016	-	-	-	-
2017	35,000	1.23	-	-
2018	20,000	1.83	-	-
2019	56,700	1.82	-	-
	$401,700	0.75%	$259,000	0.56%

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $71.0 million and $80.5 million on an overnight basis at December 31, 2014 and 2013, respectively, and was undrawn as of December 31, 2014 and 2013. The funding arrangement was collateralized by $141.6 million and $124.7 million in pledged commercial real estate loans as of December 31, 2014 and 2013, respectively.

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain Treasury bill securities with a fair value of $23.0 million at December 31, 2014.  Outstanding borrowings totaled $21.0 million at December 31, 2014 and 2013.

Outstanding borrowings are as follows:

(Dollars in thousands)			December 31,
Advance Date	Interest Rate	Maturity Date	2014	2013
March 13, 2008	3.34%	3/13/2018	$6,000	$6,000
March 13, 2008	3.93%	3/13/2018	4,500	4,500
March 13, 2008	3.16%	3/13/2015	10,500	10,500
			$21,000	$21,000

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements.  The Bank had repurchase liabilities outstanding of $49.0 million and $50.8 million at December 31, 2014 and 2013, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $74.4 million and $71.3 million as of December 31, 2014 and 2013, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

9.	Deposits

Deposit balances and weighted average interest rates at December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014		2013
	Amount	Rate	Amount	Rate
(Dollars in thousands)
Noninterest-bearing demand deposits	$330,524		$308,459
Interest-bearing
NOW accounts	355,412	0.26%	285,392	0.23%
Money market	470,991	0.74%	387,225	0.79%
Savings accounts	210,892	0.10%	193,937	0.11%
Time deposits	365,222	0.91%	338,488	0.98%
Total interest-bearing deposits	1,402,517	0.55%	1,205,042	0.61%
Total deposits	$1,733,041		$1,513,501

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.  The Company also has established a relationship for brokered deposits.  As of December 31, 2014 and December 31, 2013, there were no brokered deposits.

Time certificates of deposit in denominations of $250,000 or more approximated $83.4 million and $51.1 million at December 31, 2014 and 2013, respectively.

Contractual maturities of time deposits are as follows:

	As of December 31,
	2014	2013
(Dollars in thousands)
Less than one year	$239,627	$227,606
One to two years	61,338	50,179
Two to three years	32,961	41,256
Three to four years	7,668	11,931
Four to five years	23,628	7,516
	$365,222	$338,488

Interest expense on deposits are as follows:

	For the Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
NOW accounts	$976	$638	$389
Money market	3,112	2,878	2,017
Savings accounts	205	206	291
Time deposits	3,076	3,460	3,994
Total interest expense	$7,369	$7,182	$6,691

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

10.	Pension and Other Postretirement Benefit Plans

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table sets forth the change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$21,909	$24,128	$3,156	$3,330
Service cost	-	-	60	101
Interest cost	1,022	951	146	128
Actuarial loss (gain)	5,009	(2,213)	(45)	(310)
Benefits paid	(1,017)	(957)	(92)	(93)
Benefit obligation at end of year	26,923	21,909	3,225	3,156

Change in plan assets:
Fair value of plan assets at beginning of year	17,896	15,403	-	-
Actual return on plan assets	666	1,828	-	-
Employer contributions	1,726	1,622	92	93
Benefits paid	(1,017)	(957)	(92)	(93)
Fair value of plan assets at end of year	19,271	17,896	-	-

Funded status recognized in the statements of condition	$(7,652)	$(4,013)	$(3,225)	$(3,156)
Accumulated benefit obligation	$(26,923)	$(21,909)

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized  as a component of net period benefit cost as of December 31, 2014 and 2013:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
(Dollars in thousands)
Prior service cost	$-	$-	$189	$222
Actuarial loss	(7,419)	(3,949)	(326)	(371)
Unrecognized components of net periodic benefit cost in accumulated other comprehensive loss, net of tax	$(7,419)	$(3,949)	$(137)	$(149)

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following tables set forth the components of net periodic pension and benefit costs for the pension plans and other postretirement plans and other amounts recognized in accumulated other comprehensive loss for the retirement plans and post retirement plans for the years ended December 31, 2014, 2013 and 2012:

	Pension Plans
	Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$-	$-	$500
Interest cost	1,022	951	1,087
Expected return on plan assets	(1,339)	(1,135)	(1,036)
Amortization of unrecognized prior service cost	-	-	(125)
Recognized net actuarial loss	306	573	676
Curtailment charge	-	-	(1,208)
Net periodic pension cost	(11)	389	(106)

Change in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net loss (gain) (1)	5,683	(2,907)	2,931
Amortization of net loss	(306)	(573)	(676)
Amortization of prior service cost	-	-	1,333
Curtailment charge	-	-	(2,963)
Total recognized in other comprehensive income	5,377	(3,480)	625
Total recognized in net periodic pension cost and other comprehensive income	$5,366	$(3,091)	$519

(1) For the year ended December 31, 2014, the increase in loss was primarily due to the mortality tables being updated from IRS 2013 Combined Static Mortality to SOA RP-2014 Total Dataset Mortality with Scale MP-2014, which better reflects the overall mortality trend in private pension plans in the U.S. and a change in the discount rate.

	Other Postretirement Benefits
	Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$60	$101	$75
Interest cost	146	128	150
Recognized net loss	18	42	32
Amortization of unrecognized prior service cost	(50)	(50)	(41)
Curtailment charge	-	-	(279)
Net periodic pension cost	174	221	(63)

Change in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net (gain) loss	(45)	(310)	175
Amortization of prior service cost (credit)	-	-	(107)
Amortization of net loss	(18)	(42)	(32)
Change in prior service costs	50	50	41
Total recognized in other comprehensive income	(13)	(302)	77
Total recognized in net periodic pension cost and other comprehensive income	$161	$(81)	$14

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(Dollars in thousands)	Pension Plans	Other Post Retirement Benefits
Prior service cost (credit)	$-	$(50)
Actuarial loss	674	12

Assumptions

The following table presents the significant actuarial assumptions used in preparing the required disclosures:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013

Weighted-average assumptions used to determine funding status:
Discount rate (1)	3.95%	4.85%	3.85%	4.75%
Rate of compensation increase * (2)	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic pension costs:

Discount rate	4.85%	4.10%	4.75%	3.90%
Expected return on plan assets (2)	7.50%	7.50%	n/a	n/a
Rate of compensation increase * (2)	n/a	n/a	n/a	n/a

(1) Weighted average discount rate for the supplemental retirement plan was 3.55 % and 4.15% for the years ended December 31, 2014 and 2013, respectively.

(2) Rates not applicable to the supplemental retirement plan.

* The compensation rate increase is not applicable after the Pension Plan freeze on February 28, 2013.

Health Care Trend Assumptions

	At December 31,
	2014	2013

Health care cost trend rate assumed for next year	9.50%	9.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2023	2023

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Effect of a Change in the Health Care Cost Trend Rates
	2014		2013
	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease
(Dollars in thousands)
Effect on total of service and interest components	$12	$(10)	$14	$(12)
Effect on postretirement benefit obligation	294	(247)	247	(211)

Discount Rate

The plan’s projected benefit obligation cash flows were discounted to December 31, 2014 based on the spot rates from the “Above the Median” Citigroup Pension Discount Curve.  The discount rate model produced a single weighted average discount rate of 3.95% that when used to discount the same plan benefit cash flows, resulted in the same aggregate present value.

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

Mutual funds: Valued based on the number of shares held at year end at the fund closing price quoted in an active market.

Pooled Separate Accounts (PSA): Valued at its NAV based on the market value of its underlying investments.  If there is no readily available market, its value is the fair value of the underlying investments held in such PSA as determined by the custodian using generally accepted accounting practices and applicable law.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The fair value of the Company’s pension plan assets at December 31, 2014 and 2013 by asset category are listed in the tables below:

	December 31, 2014
	Investments at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Mutual funds:
Fixed income	$6,680	$-	$-	$6,680
Equity	5,307	-	-	5,307
Pooled separate accounts:
Equity separate account	-	5,926	-	5,926
Money market separate account	-	619	-	619
High yield separate account	-	739	-	739
	$11,987	$7,284	$-	$19,271

	December 31, 2013
	Investments at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Mutual funds:
Fixed income	$6,618	$-	$-	$6,618
Equity	10,283	-	-	10,283
Pooled separate accounts:
Money market separate account	-	394	-	394
High yield separate account	-	601	-	601
	$16,901	$995	$-	$17,896

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

The Company’s qualified defined benefit pension plan’s weighted-average asset allocations and the Plan’s long-term allocation structure by asset category are as follows:

	Actual Percentage of Fair Value
	At December 31,		Target
	2014	2013	Allocation
High yield and money market funds	7%	5%	5-15%
Equity funds	58%	58%	30-70%
Fixed income funds	35%	37%	30-70%
Total	100%	100%

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Expected Contributions

The Company makes contributions to its funded qualified defined benefit plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets and the present value of the benefit obligation of the plan.  The Company expects to contribute approximately $1.5 million to the qualified defined benefit plan for the year ended December 31, 2015. Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2015 is equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

Expected Benefit Payments

The following is a summary of benefit payments expected to be paid by the non-contributory defined benefit pension plans (dollars in thousands):

2015	1,069
2016	1,101
2017	1,121
2018	1,167
2019	1,232
Years 2020 - 2024	6,811
$12,501

The following is a summary of benefit payments expected to be paid by the medical, dental and life insurance plan (dollars in thousands):

2015	156
2016	165
2017	169
2018	163
2019	170
Years 2020 - 2024	829
$1,652

401(k) Plan

Employees who have completed six months of service and have attained the age of 21 are eligible to participate in the Company’s defined contribution savings plan (“401(k) plan”).  Eligible employees may contribute an unlimited amount (not to exceed IRS limits) of their compensation. The Company may make matching contributions of 100% of the participant’s deferral not to exceed 4% of the participant’s compensation.  Contributions by the Company for the years ended December 31, 2014 and 2013 were $763,000 and $765,000, respectively.  For the years ended December 31, 2014 and 2013, no discretionary employer contribution was made, which would range from 0% to 11% based on profits and determined by the Board of Directors and management.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Supplemental Plans

The Company has entered into agreements with certain current and retired executives to provide supplemental retirement benefits.  The present values of these future payments, not included in the previous table, are included in accrued expenses and other liabilities in the Statements of Financial Condition.  As of December 31 2014 and 2013, the accrued supplemental retirement liability was $7.5 million and $2.8 million, respectively. For the years ended December 31, 2014, 2013 and 2012 net expense for these supplemental retirement benefits were $703,000, $720,000 and $611,000, respectively.

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan.  At December 31, 2014, the loan had an outstanding balance of $13.0 million and an interest rate of 4.25%.  The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares purchased.  The ESOP compensation expense was $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Shares held by the ESOP include the following as of December 31, 2014:

Allocated	286,083
Committed to be released	95,361
Unallocated	1,048,972
1,430,416

The fair value of unallocated ESOP shares was $17.1 million at December 31, 2014.

11.	Stock Incentive Plan

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations.  For the years ended December 31, 2014, 2013 and 2012, the Company recorded $2.9 million, $3.6 million and $4.0 million of share-based compensation expense, respectively, comprised of $1.2 million, $1.4 million and $1.6 million of stock option expense, respectively and $1.7 million, $2.2 million and $2.4 million of restricted stock expense, respectively.  Expected future compensation expense relating to the 693,657 non-vested options outstanding at December 31, 2014, is $2.1 million over the remaining weighted-average period of 1.81 years. Expected future compensation expense relating to the 266,884 non-vested restricted shares at December 31, 2014, is $2.9 million over the remaining weighted-average period of 1.68 years.

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

Weighted-average assumptions for the years ended December 31, 2014 and 2013:

	2014	2013
Weighted per share average fair value of options granted	$3.77	$3.86
Weighted-average assumptions:
Risk-free interest rate	1.93%	1.53%
Expected volatility	28.20%	31.36%
Expected dividend yield	1.89%	1.70%
Weighted-average dividend yield	1.09% - 2.51%	0.80% - 2.71%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the year ended December 31, 2014.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,629,857	$12.98
Granted	48,000	15.55
Exercised	(2,100)	12.95
Forfeited	(4,100)	14.63
Outstanding at December 31, 2014	1,671,657	$13.04	7.75	$5,460

Exercisable at December 31, 2014	977,500	$12.99	7.71	$3,255

The total intrinsic value of options exercised during the year ended December 31, 2014 was $4,100.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following is a summary of the status of the Company’s restricted stock for the year ended December 31, 2014.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	400,325	$12.95
Granted	-	-
Vested	(133,441)	12.95
Forfeited	-	-
Unvested at December 31, 2014	266,884	$12.95

12.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of December 31, 2014, the Company maintained a cash balance of $6.8 million with a correspondent bank to collateralize its position. As of December 31, 2014, the Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of December 31, 2014.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		December 31, 2014			December 31, 2013
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values
Commercial loan customer interest rate swap position	Other Assets	43	$174,884	$7,167	22	$66,635	$3,238

Commercial loan customer interest rate swap position	Other Liabilities	8	27,988	(431)	22	82,535	(3,294)

Counterparty interest rate swap position	Other Liabilities	51	202,872	(6,821)	44	149,170	56

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2014			2013			2012

	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(3,704)	$3,929	$225	$3,078	$(4,990)	$(1,912)	$2,416	$1,416	$3,832

Counterparty interest rate swap position	3,704	(3,929)	(225)	(3,078)	4,990	1,912	(2,416)	(1,416)	(3,832)
Total	$-	$-	$-	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Offsetting of Financial Assets and Liabilities

The following table presents the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at December 31, 2014 and 2013:

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,167	$-	$7,167	$-	$-	$6,750	$417
Total	$7,167	$-	$7,167	$-	$-	$6,750	$417

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,252	$-	$7,252	$-	$-	$6,750	$502
Repurchase agreement borrowings	21,000	-	21,000	-	21,000	-	-
Total	$28,252	$-	$28,252	$-	$21,000	$6,750	$502

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$3,238	$-	$3,238	$-	$-	$2,000	$1,238
Total	$3,238	$-	$3,238	$-	$-	$2,000	$1,238

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$3,294	$-	$3,294	$-	$-	$2,000	$1,294
Repurchase agreement borrowings	21,000	-	21,000	-	21,000	-	-
Total	$24,294	$-	$24,294	$-	$21,000	$2,000	$1,294

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2014, the notional amount of outstanding rate locks totaled approximately $4.4 million.  The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $3.6 million, which included mandatory forward commitments totaling approximately $1.0 million at December 31, 2014.  The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

13.	Income Taxes

The components of the income tax provision are as follows:

	For the Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Current provision
Federal	$3,470	$1,480	$2,783
State	44	2	2
	3,514	1,482	2,785
Deferred benefit
Federal	(555)	(313)	(1,485)
State	(132)	-	-
	(687)	(313)	(1,485)
Total provision for income taxes	$2,827	$1,169	$1,300

The following is a reconciliation of the expected federal statutory tax to the income tax provision as reported in the statements of income:

	For the Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Income tax expense at statutory federal tax rate	$4,257	$1,657	$1,703
ESOP	123	94	37
Death benefits	-	(37)	(85)
Dividends received deduction	(54)	(52)	(57)
State income taxes	(57)	1	1
Other - net	39	30	138
Changes in cash surrender value of life insurance	(396)	(410)	(437)
Impact of tax rate changes	(537)	-	-
Municipal income - net	(548)	(114)	-
Income tax provision as reported	$2,827	$1,169	$1,300

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax assets are as follows:

	At December 31,
	2014	2013
(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$6,680	$6,227
Minimum pension liability and postretirement benefits	5,139	3,107
Deferred compensation	2,830	2,599
Charitable contribution carryforward	1,923	2,229
Stock compensation	1,542	1,085
Accrued bonus	1,366	1,082
Other	1,245	955
Other than temporary impairment on securities available-for-sale	1,026	990
Allowance for off-balance sheet provision	155	148
Accrued pension	-	213
Net unrealized loss on securities available-for-sale	-	74
Investment in partnerships	-	133
Gross deferred tax assets	21,906	18,842
Valuation reserve	-	-
Net deferred tax assets	21,906	18,842
Deferred tax liabilities
Net origination fees	2,686	2,229
Other	1,187	1,087
Fixed assets	409	608
Accrued pension	127	-
Bond discount accretion	85	34
Net unrealized gain on securities available-for-sale	571	-
Gross deferred tax liabilities	5,065	3,958
Net deferred tax assets	16,841	14,884

The allocation of deferred tax expense (benefit) involving items charged to current year income and items charged directly to capital are as follows:

	At December 31,
	2014	2013
(Dollars in thousands)
Deferred tax benefit allocated to capital	$(1,270)	$970
Deferred tax benefit allocated to income	(687)	(313)
Total change in deferred taxes	$(1,957)	$657

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.  At December 31, 2014 and 2013, the Company has not recorded a valuation allowance against the federal deferred tax assets.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc.  This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation.  As a result, approximately $5.5 million of charitable contribution carryforward remains at December 31, 2014 resulting in a deferred tax asset of approximately $1.9 million.  The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016.  Therefore, no valuation allowance has been recorded against this deferred tax asset.  Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next two years which could increase tax expense.  The Company monitors the need for a valuation allowance on a quarterly basis.

During 1999, the Bank formed a subsidiary, Farmington Savings Loan Servicing Inc., which qualifies and operates as a Connecticut passive investment company pursuant to legislation enacted in May 1998.  Income earned by a passive investment company is exempt from Connecticut corporation business tax.  In addition, dividends paid by Farmington Savings Loan Servicing, Inc. to its parent, Farmington Bank are also exempt from corporation business tax.  The Bank expects the passive investment company to earn sufficient income to eliminate Connecticut income taxes in future years.  As such, no Connecticut related deferred tax assets or liabilities have been recorded.

The Company has not provided deferred taxes for the tax reserve for bad debts, of approximately $3.4 million, that arose in tax years beginning before 1987 because it is expected that the requirements of Internal Revenue Code Section 593 will be met in the foreseeable future.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)	2014	2013
Balance at January 1,	$-	$982
Settlements	-	(982)
Balance at December 31,	$-	$-

Interest expense related to uncertain tax positions recognized in income tax expense was $-0-, $-0-, and $61,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company had no uncertain tax positions as of December 31, 2014.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through 2014.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

14.	Lease Commitments

The Company’s headquarters and certain of the Company’s branch offices are leased under non-cancelable operating leases, which expire at various dates through the year 2033.  Various leases have renewal options of up to an additional thirty years.  Payments on majority of the leases are subject to an escalating payment schedule.

The future minimum rental commitments as of December 31, 2014 for these leases are as follows:

(Dollars in thousands)
2015	$2,578
2016	2,446
2017	2,354
2018	2,355
2019	2,004
Thereafter	6,442
$18,179

Total rental expense for all leases amounted to $3.0 million, $2.8 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

15.	Financial Instruments with Off-Balance Sheet Risk

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

	December 31,	December 31,
	2014	2013
(Dollars in thousands)
Approved loan commitments	$33,737	$25,667
Unadvanced portion of construction loans	41,604	64,599
Unused lines for home equity loans	173,493	163,255
Unused revolving lines of credit	367	354
Unused commercial letters of credit	4,028	3,910
Unused commercial lines of credit	190,247	153,673
	$443,476	$411,458

Financial instruments with off-balance sheet risk had a valuation allowance of $440,000 and $436,000 as of December 31, 2014 and 2013, respectively.

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

At December 31, 2014 and 2013, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

16.	Significant Group Concentrations of Credit Risk

The Company primarily grants commercial, residential and consumer loans to customers located within its primary market area in the state of Connecticut.  The majority of the Company’s loan portfolio is comprised of commercial and residential mortgages.  The Company has no negative amortization or option adjustable rate mortgage loans.

17.	Fair Value Measurements

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There are no transfers between levels during the years ended December 31, 2014 and 2013.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, U.S. Government agency obligations and marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, trust preferred debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at December 31, 2014 and 2013.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy.  The Company recognized a (loss) gain of ($33,000), ($441,000) and $453,000 for the years ended December 31, 2014, 2013 and 2012, respectively, included in other noninterest income in the accompanying Consolidated Statements of Operations.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2014 and 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs

(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$123,816	$123,816	$-	$-
U.S. Government agency obligations	49,109	49,109	-	-
Government sponsored residential mortgage-backed securities	6,907	-	6,907	-
Corporate debt securities	1,085	-	1,085	-
Trust preferred debt securities	1,557	-	1,557	-
Preferred equity securities	1,676	-	1,676	-
Marketable equity securities	170	170	-	-
Mutual funds	3,721	-	3,721	-
Securities available-for-sale	188,041	173,095	14,946	-
Interest rate swap derivative	7,167	-	7,167	-
Derivative loan commitments	40	-	-	40
Total	$195,248	$173,095	$22,113	$40

Liabilities
Interest rate swap derivative	$7,252	$-	$7,252	$-
Forward loan sales commitments	26	-	-	26
Total	$7,278	$-	$7,252	$26

	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs

(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$126,000	$126,000	$-	$-
U.S. Government agency obligations	6,922	6,922	-	-
Government sponsored residential mortgage-backed securities	9,616	-	9,616	-
Corporate debt securities	3,104	-	3,104	-
Preferred equity securities	1,569	-	1,569	-
Marketable equity securities	148	148	-	-
Mutual funds	3,527	-	3,527	-
Securities available-for-sale	150,886	133,070	17,816	-
Interest rate swap derivative	3,238	-	3,238	-
Derivative loan commitments	11	-	-	11
Forward loan sales commitments	36	-	-	36
Total	$154,171	$133,070	$21,054	$47

Liabilities
Interest rate swap derivative	$3,294	$-	$3,294	$-
Total	$3,294	$-	$3,294	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Securities Available-for-Sale
	For the Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Balance, at beginning of year	$-	$-	$42
Paydowns	-	-	(42)
Total (loss) gain - (realized/unrealized):
Included in earnings	-	-	-
Balance, at the end of year	$-	$-	$-

	Derivative and Forward Loan Sales Commitments, Net
	For the Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Balance, at beginning of year	$47	$488	$35
Total realized (loss) gain:
Included in earnings	(33)	(441)	453
Balance, at the end of year	$14	$47	$488

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at December 31, 2014 and 2013:

December 31, 2014
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales		Adjusted quoted prices in active markets
commitments, net	$14		Embedded servicing value	1.07%

December 31, 2013
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales		Adjusted quoted prices in active markets
commitments, net	$47		Embedded servicing value	1.25%

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2014 and 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2014			December 31, 2013
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$1,647	$-	$-	$5,910
Other real estate owned	-	-	-	-	-	277
Mortgage servicing rights	-	-	-	-	-	1,970

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

December 31, 2014
			Significant		Weighted Average Inputs
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$1,647	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

December 31, 2013
			Significant		Weighted Average Inputs
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Mortgage servicing rights	$1,970	Discounted cash flows	Prepayment speed	0% - 29%	9.2%
			Discount rate	n/a	7.8%

Impaired loans	$5,910	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

Other real estate owned	$277	Appraisals	Discount for costs to sell	8% - 10%	9.0%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing.  These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.7 million and $2.4 million at December 31, 2014 and 2013, respectively.  The Company recognized a $51,000, $-0- and $58,000 other-than-temporary impairment charge on its limited partnerships for the years ended December 31, 2014, 2013 and 2012, respectively, included in other noninterest income in the accompanying Consolidated Statements of Operations.  The Company has $384,000 in unfunded commitments remaining for its alternative investments as of December 31, 2014.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 and 2013.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		December 31, 2014		December 31, 2013
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$16,224	$16,416	$12,983	$12,886
Securities available-for-sale	See previous table	188,041	188,041	150,886	150,886
Loans	Level 3	2,135,035	2,130,994	1,816,308	1,803,424
Loans held-for-sale	Level 2	2,417	2,469	3,186	3,188
Mortgage servicing rights	Level 3	3,336	3,572	3,146	3,596
Federal Home Loan Bank of Boston stock	Level 2	19,785	19,785	13,136	13,136
Alternative investments	Level 3	2,694	2,695	2,352	2,778
Interest rate swap derivatives	Level 2	7,167	7,167	3,238	3,238
Forward loan sales commitments	Level 3	-	-	36	36
Derivative loan commitments	Level 3	40	40	11	11

Financial liabilities
Deposits other than time deposits	Level 1	1,367,819	1,367,819	1,175,013	1,175,013
Time deposits	Level 2	365,222	368,974	338,488	341,395
Federal Home Loan Bank of Boston advances	Level 2	401,700	400,226	259,000	259,765
Repurchase agreement borrowings	Level 2	21,000	21,669	21,000	21,992
Repurchase liabilities	Level 2	48,987	48,986	50,816	50,816
Interest rate swap derivatives	Level 2	7,252	7,252	3,294	3,294
Forward loan sales commitments	Level 3	26	26	-	-

18.	Regulatory Matters

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Management believes, as of December 31, 2014 and 2013 that the Company and the Bank meet all capital adequacy requirements to which they are subject.  The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2014.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmington Bank:
At December 31, 2014
Total Capital (to Risk Weighted Assets)	$220,616	11.65%	$151,496	8.00%	$189,370	10.00%
Tier I Capital (to Risk Weighted Assets)	201,216	10.63	75,716	4.00	113,574	6.00
Tier I Capital (to Average Assets)	201,216	8.25	97,559	4.00	121,949	5.00
At December 31, 2013
Total Capital (to Risk Weighted Assets)	$209,174	12.76%	$131,144	8.00%	$163,929	10.00%
Tier I Capital (to Risk Weighted Assets)	190,424	11.62	65,550	4.00	98,326	6.00
Tier I Capital (to Average Assets)	190,424	9.28	82,079	4.00	102,599	5.00
First Connecticut Bancorp, Inc.:
At December 31, 2014
Total Capital (to Risk Weighted Assets)	$260,157	13.73%	$151,585	8.00%	$189,481	10.00%
Tier I Capital (to Risk Weighted Assets)	240,757	12.70	75,829	4.00	113,743	6.00
Tier I Capital (to Average Assets)	240,757	9.86	97,670	4.00	122,088	5.00
At December 31, 2013
Total Capital (to Risk Weighted Assets)	$254,509	15.50%	$131,359	8.00%	$164,199	10.00%
Tier I Capital (to Risk Weighted Assets)	235,759	14.36	65,671	4.00	98,507	6.00
Tier I Capital (to Average Assets)	235,759	11.47	82,218	4.00	102,772	5.00

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

19.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive loss by component:

	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2011	$698	$(6,132)	$(5,434)
Other comprehensive loss during 2012	(233)	(445)	(678)
Balance at December 31, 2012	465	(6,577)	(6,112)
Other comprehensive income (loss) during 2013	(269)	2,497	2,228
Amount reclassified from accumulated other comprehensive loss	(340)	-	(340)
Net change	(609)	2,497	1,888
Balance at December 31, 2013	(144)	(4,080)	(4,224)
Other comprehensive income (loss) during 2014	1,190	(3,477)	(2,287)
Balance at December 31, 2014	$1,046	$(7,557)	$(6,511)

The following table presents a reconciliation of the changes in components of other comprehensive income for years indicated, including the amount of income tax expense allocated to each component of other comprehensive income (loss):

	For the Year Ended December 31, 2014
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$1,831	$(641)	$1,190
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	1,831	(641)	1,190
Reclassification adjustment for prior service costs and net loss included in net periodic pension costs (1)	(5,388)	1,911	(3,477)
Total other comprehensive loss	$(3,557)	$1,270	$(2,287)

	For the Year Ended December 31, 2013
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(1,263)	$430	$(833)
Less: net security gains reclassified into other noninterest income	340	(116)	224
Net change in fair value of securities available-for-sale	(923)	314	(609)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	3,783	(1,286)	2,497
Total other comprehensive income	$2,860	$(972)	$1,888

	For the Year Ended December 31, 2012
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(353)	$120	$(233)
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	(353)	120	(233)
Reclassification adjustment for prior service costs and net loss included in net periodic pension costs (1)	(674)	229	(445)
Total other comprehensive loss	$(1,027)	$349	$(678)

(1)  Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

20.	Parent Company Statements

The following represents the Parent Company’s condensed Statements of Financial Condition as of December 31, 2014 and 2013, and condensed statements of operations, condensed statements of comprehensive income and cash flows for the years ended December 31, 2014, 2013 and 2012:

Condensed Statements of Financial Condition

	At December 31,
	2014	2013
(Dollars in thousands)
Assets
Cash and cash equivalents	$27,875	$36,151
Deferred income taxes	2,068	2,321
Due from Farmington Bank	8,010	6,118
Investment in Farmington Bank	195,022	186,873
Prepaid expenses and other assets	1,644	805
Total assets	$234,619	$232,268

Liabilities	$56	$59
Stockholders’ equity	234,563	232,209
Total liabilities and shareholders’ equity	$234,619	$232,268

Condensed Statements of Operations

	For The Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Interest income	$79	$157	$289
Noninterest expense	(1,683)	(1,627)	(609)
Income tax benefit	503	364	25
Loss before equity in undistributed earnings of Farmington Bank	(1,101)	(1,106)	(295)
Equity in undistributed earnings of Farmington Bank	10,436	4,810	4,002
Net income	$9,335	$3,704	$3,707

Condensed Statements of Comprehensive Income

	For The Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Net income	$9,335	$3,704	$3,707
Other comprehensive income (loss), before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,831	(1,263)	(353)
Less: reclassification adjustment for gains included in net income	-	340	-
Net change in unrealized gains (losses)	1,831	(923)	(353)
Change related to pension and other postretirement benefit plans	(5,388)	3,783	(674)
Other comprehensive (loss) income, before tax	(3,557)	2,860	(1,027)
Income tax (benefit) expense	(1,270)	972	(349)
Other comprehensive (loss) income, net of tax	(2,287)	1,888	(678)
Comprehensive income	$7,048	$5,592	$3,029

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	For The Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,335	$3,704	$3,707
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of ESOP expense	1,480	1,404	1,263
Share based compensation expense	2,923	3,576	4,011
Equity in undistributed net income of Farmington Bank	(10,436)	(4,810)	(4,002)
Deferred income tax	253	286	13
Due from Farmington Bank	(1,892)	(2,635)	(3,485)
(Increase) decrease in prepaid expenses and other assets	(839)	(778)	47
(Decrease) increase in accrued expenses and other liabilities	(3)	(283)	338
Net cash provided by operating activities	821	464	1,892

Cash flows from financing activities:
Purchase of common stock for ESOP	-	-	(5,376)
Cancelation of shares for tax withholding	(440)	(576)	(407)
Repurchase of common stock	(6,257)	(18,910)	(11,283)
Excess tax benefits from stock-based compensation	110	35	-
Exercise of stock options	27	1,171	-
Cash dividend paid	(2,537)	(1,878)	(1,970)
Net cash used in financing activities	(9,097)	(20,158)	(19,036)
Net decrease in cash and cash equivalents	(8,276)	(19,694)	(17,144)
Cash and cash equivalents at beginning of year	36,151	55,845	72,989
Cash and cash equivalents at end of year	$27,875	$36,151	$55,845

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements

21.	Selected Quarterly Consolidated Financial Information (Unaudited)

The following is selected quarterly consolidated financial information for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$16,980	$17,854	$18,528	$19,412
Interest expense	2,230	2,290	2,543	3,017
Net interest income	14,750	15,564	15,985	16,395
Provision for loan losses	505	410	1,041	632
Net interest income after provision for loan losses	14,245	15,154	14,944	15,763
Noninterest income	1,762	2,066	2,778	2,498
Noninterest expense	13,960	14,254	14,219	14,615
Income before income taxes	2,047	2,966	3,503	3,646
Income tax expense	555	776	997	499
Net income	$1,492	$2,190	$2,506	$3,147

Net earnings per share:
Basic	$0.10	$0.15	$0.17	$0.21
Diluted	$0.10	$0.14	$0.17	$0.21

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$15,047	$15,336	$15,806	$16,697
Interest expense	2,395	2,449	2,523	2,366
Net interest income	12,652	12,887	13,283	14,331
Provision for loan losses	399	256	215	660
Net interest income after provision for loan losses	12,253	12,631	13,068	13,671
Noninterest income	3,648	2,999	2,182	2,183
Noninterest expense	14,699	14,555	14,110	14,398
Income before income taxes	1,202	1,075	1,140	1,456
Income tax expense	316	256	275	322
Net income	$886	$819	$865	$1,134

Net earnings per share:
Basic	$0.05	$0.05	$0.06	$0.07
Diluted	$0.05	$0.05	$0.06	$0.07

22.	Legal Actions

The Company and its subsidiary are involved in various legal proceedings which have arisen in the normal course of business. The Company believes there are no pending actions that will have a material adverse effect on the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, as appropriate, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoppers LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

There were no changes in or disagreements with accountants on accounting and financial disclosures as defined in Regulation S-K, Item 304.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

Item 11. Executive Compensation

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

  The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

(C)	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

(G)	Notes to Consolidated Financial Statements

(2)	Financial Statements Schedules

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

First Connecticut Bancorp, Inc.

	By:	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Date: March 16, 2015		Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Patrick Jr.	Chairman of the Board, President and Chief Executive Officer	March 16, 2015
John J. Patrick, Jr.	(Principal Executive Officer)

/s/ Gregory A. White	Executive Vice President and Chief Financial Officer	March 16, 2015
Gregory A. White	(Principal Financial Officer)

/s/ Kimberly Rozanski Ruppert	Senior Vice President and Chief Accounting Officer	March 16, 2015
Kimberly Rozanski Ruppert	(Principal Accounting Officer)

/s/ Ronald A. Bucchi	Director	March 16, 2015
Ronald A. Bucchi

/s/ John J. Carson	Director	March 16, 2015
John J. Carson

/s/ David M. Drew	Director	March 16, 2015
David M. Drew

/s/ Robert F. Edmunds, Jr.	Director	March 16, 2015
Robert F. Edmunds, Jr.

/s/ Kevin S. Ray	Director	March 16, 2015
Kevin S. Ray

/s/ Michael A. Ziebka	Director	March 16, 2015
Michael A. Ziebka

/s/ Patience P. McDowell	Director	March 16, 2015
Patience P. McDowell

/s/ James T. Healey, Jr.	Director	March 16, 2015
James T. Healey, Jr.

