Form 10-Q
period 2015-03-31
First Connecticut Bancorp, Inc.
filed 2015-05-08
CIK 1511198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

As of April 27, 2015, there were 16,035,005 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition at March 31, 2015 (unaudited) and December 31, 2014	1

	Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	61

Part II. Other Information

Item 1.	Legal Proceedings	61

Item1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults upon Senior Securities	61

Item 4.	Mine Safety Disclosure	62

Item 5.	Other Information	62

Item 6.	Exhibits	62

Signatures		64

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc. Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2015	December 31, 2014
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$33,175	$35,232
Interest bearing deposits with other institutions	11,672	7,631
Total cash and cash equivalents	44,847	42,863
Securities held-to-maturity, at amortized cost	21,006	16,224
Securities available-for-sale, at fair value	173,829	188,041
Loans held for sale	2,187	2,417
Loans (1)	2,206,169	2,138,877
Allowance for loan losses	(19,232)	(18,960)
Loans, net	2,186,937	2,119,917
Premises and equipment, net	18,289	18,873
Federal Home Loan Bank of Boston stock, at cost	19,785	19,785
Accrued income receivable	6,047	5,777
Bank-owned life insurance	39,960	39,686
Deferred income taxes, net	16,759	16,841
Prepaid expenses and other assets	19,428	14,936
Total assets	$2,549,074	$2,485,360
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,550,743	$1,402,517
Noninterest-bearing	337,211	330,524
	1,887,954	1,733,041
Federal Home Loan Bank of Boston advances	308,700	401,700
Repurchase agreement borrowings	10,500	21,000
Repurchase liabilities	59,198	48,987
Accrued expenses and other liabilities	45,013	46,069
Total liabilities	2,311,365	2,250,797
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 18,006,129 shares issued and 16,035,005 shares outstanding at March 31, 2015 and 18,006,129 shares issued and 16,026,319 shares outstanding at December 31, 2014	181	181
Additional paid-in-capital	179,683	178,772
Unallocated common stock held by ESOP	(12,422)	(12,681)
Treasury stock, at cost (1,971,124 shares at March 31, 2015 and 1,979,810 shares at December 31, 2014)	(28,725)	(28,828)
Retained earnings	105,339	103,630
Accumulated other comprehensive loss	(6,347)	(6,511)
Total stockholders’ equity	237,709	234,563
Total liabilities and stockholders’ equity	$2,549,074	$2,485,360

(1) Loans include net deferred loan costs of $3.9 million and $3.8 million at March 31, 2015 and December 31, 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$15,058	$13,428
Other	3,995	3,208
Interest and dividends on investments
United States Government and agency obligations	323	189
Other bonds	18	58
Corporate stocks	131	93
Other interest income	7	4
Total interest income	19,532	16,980
Interest expense
Deposits	2,209	1,694
Federal Home Loan Bank of Boston advances	751	319
Repurchase agreement borrowings	163	177
Repurchase liabilities	34	40
Total interest expense	3,157	2,230
Net interest income	16,375	14,750
Provision for loan losses	615	505
Net interest income after provision for loan losses	15,760	14,245
Noninterest income
Fees for customer services	1,373	1,191
Gain on sales of investments	273	-
Net gain on loans sold	520	122
Brokerage and insurance fee income	49	44
Bank owned life insurance income	273	282
Other	176	123
Total noninterest income	2,664	1,762
Noninterest expense
Salaries and employee benefits	8,790	8,288
Occupancy expense	1,367	1,349
Furniture and equipment expense	1,036	1,018
FDIC assessment	412	328
Marketing	409	378
Other operating expenses	2,923	2,599
Total noninterest expense	14,937	13,960
Income before income taxes	3,487	2,047
Income tax expense	976	555
Net income	$2,511	$1,492

Net earnings per share (See Note 3):
Basic	$0.17	$0.10
Diluted	0.17	0.10
Dividends per share	0.05	0.03

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
(Dollars in thousands)
Net income	$2,511	$1,492
Other comprehensive income, before tax
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(182)	136
Less: reclassification adjustment for gains included in net income	273	-
Net change in unrealized gains	91	136
Change related to pension and other postretirement benefit plans	162	56
Other comprehensive income, before tax	253	192
Income tax expense	89	65
Other comprehensive income, net of tax	164	127
Comprehensive income	$2,675	$1,619

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated Common Shares Held by ESOP			Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid in Capital					Total Stockholders’ Equity
	Shares Outstanding	Amount			Treasury Stock	Retained Earnings
(Dollars in thousands, except share data)
Balance at December 31, 2014	16,026,319	181	178,772	(12,681)	(28,828)	103,630	(6,511)	234,563
ESOP shares released and committed to be released	-	-	100	259	-	-	-	359
Cash dividend paid ($0.05 per common share)	-	-	-	-	-	(802)	-	(802)
Treasury stock acquired	(9,314)	-	-	-	(139)	-	-	(139)
Stock options exercised	18,000	-	(9)	-	242	-	-	233
Excess tax loss from stock-based compensation	-	-	(29)	-	-	-	-	(29)
Share based compensation expense	-	-	849	-	-	-	-	849
Net income	-	-	-	-	-	2,511	-	2,511
Other comprehensive income	-	-	-	-	-	-	164	164
Balance at March 31, 2015	16,035,005	$181	$179,683	$(12,422)	$(28,725)	$105,339	$(6,347)	$237,709

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$2,511	$1,492
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	615	505
Provision for off-balance sheet commitments	12	24
Depreciation and amortization	692	791
Provision for foreclosed real estate	-	24
Amortization of ESOP expense	359	369
Share based compensation expense	849	725
Gain on sale of investments	(273)	-
Loans originated for sale	(23,312)	(9,869)
Proceeds from the sale of loans held for sale	24,062	10,142
Gain on fair value adjustment for mortgage banking derivatives	(130)	(48)
Impairment losses on alternative investments	-	41
Loss on sale of foreclosed real estate	9	-
Net gain on loans sold	(520)	(122)
Accretion and amortization of investment security discounts and premiums, net	(7)	(21)
Amortization and accretion of loan fees and discounts, net	(79)	(290)
Increase in accrued income receivable	(270)	(56)
Deferred income tax	(7)	216
Increase in cash surrender value of bank-owned life insurance	(274)	(282)
Increase in prepaid expenses and other assets	(3,824)	(735)
(Decrease) increase in accrued expenses and other liabilities	(915)	3,501
Net cash (used in) provided by operating activities	(502)	6,407
Cash flow from investing activities
Maturities of securities held-to-maturity	218	111
Maturities, calls and principal payments of securities available-for-sale	75,603	84,843
Purchases of securities held-to-maturity	(5,000)	-
Purchases of securities available-for-sale	(61,020)	(97,032)
Loan originations, net of principal repayments	(68,398)	(53,951)
Purchases of Federal Home Loan Bank of Boston stock, net	-	(1)
Proceeds from sale of foreclosed real estate	304	-
Purchases of premises and equipment	(108)	(608)
Net cash used in investing activities	(58,401)	(66,638)
Cash flows from financing activities
Purchase of common stock for ESOP	-	-
Net payments to Federal Home Loan Bank of Boston advances	(93,000)	(53,000)
Decrease in repurchase agreement borrowings	(10,500)	-
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	145,137	124,719
Net increase (decrease) in time deposits	9,776	(3,820)
Net increase in repurchase liabilities	10,211	2,077
Stock options exercised	233	-
Excess tax (loss) benefit from stock-based compensation	(29)	4
Repurchase of common stock	(139)	(3,944)
Cash dividend paid	(802)	(494)
Net cash provided by financing activities	60,887	65,542
Net increase in cash and cash equivalents	1,984	5,311
Cash and cash equivalents at beginning of period	42,863	38,799
Cash and cash equivalents at end of period	$44,847	$44,110

Supplemental disclosure of cash flow information
Cash paid for interest	$3,037	$2,227
Cash paid for income taxes	1,751	2
Loans transferred to other real estate owned	842	226

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Organization and Business

First Connecticut Bancorp, Inc. is a Maryland-chartered stock holding company that wholly owns its only subsidiary, Farmington Bank (collectively with its subsidiary, the “Company”). Farmington Bank’s main office is located in Farmington, Connecticut. Farmington Bank is a full-service, community bank with 22 branch locations throughout central Connecticut, offering commercial and residential lending as well as wealth management services in Connecticut and western Massachusetts. Farmington Bank’s primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing primarily in Connecticut and western Massachusetts. However, the Bank will selectively lend to borrowers in other northeastern states.

Wholly-owned subsidiaries of Farmington Bank are Farmington Savings Loan Servicing, Inc., a passive investment company that was established to service and hold loans collateralized by real property; Village Investments, Inc.; the Village Corp., Limited, and Village Square Holdings, Inc. are presently inactive; 28 Main Street Corp., is a subsidiary that was formed to hold residential other real estate owned and Village Management Corp., is a subsidiary that was formed to hold commercial other real estate owned.

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. During the three months ended March 31, 2015, the Company had repurchased 9,314 of these shares at a cost of $139,000. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 895,451 shares remaining to repurchase at March 31, 2015.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s 10-K filed on March 16, 2015. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2015 and December 31, 2014, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to other noninterest income in the accompanying condensed Consolidated Statements of Operations. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date to net gain on loans sold in the accompanying condensed Consolidated Statements of Operations.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2015.

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

Commercial real estate – Loans in this segment are primarily income-producing properties throughout the northeastern states. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, may have an effect on the credit quality in this segment. Management generally obtains rent rolls and other financial information, as appropriate on an annual basis and continually monitors the cash flows of these loans.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at March 31, 2015 and December 31, 2014.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the lower of the related loan balance less any specific allowance for loss or fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $929,000 and $400,000 as of March 31, 2015 and December 31, 2014, respectively, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $5.2 million at March 31, 2015.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, an amendment to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. ASU 2014-04 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. Early adoption is permitted. The adoption of ASU 2014-04 did not have a significant impact on the Company’s financial statements.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects”, which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. ASU 2014-01 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of ASU 2014-01 did not have an impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, however, the FASB has issued a proposal to extend the effective date by one year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures”, which aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. In addition the disclosure of certain transactions accounted for as a sale is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The adoption of ASU 2014-11 did not have an impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Early adoption is permitted. The adoption of ASU 2014-14 did not have an impact on the Company’s financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect ASU 2015-02 to have a significant impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect ASU 2015-05 to have a significant impact on its financial statements.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $15.0 million and $10.1 million to meet these requirements at March 31, 2015 and December 31, 2014.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
(Dollars in thousands, except per share data):
Net income	$2,511	$1,492
Less: Dividends to participating shares	(13)	(12)
Income allocated to participating shares	(30)	(26)
Net income allocated to common stockholders	$2,468	$1,454

Weighted-average shares issued	18,006,129	18,035,335

Less: Average unallocated ESOP shares	(1,040,886)	(1,136,335)
Average treasury stock	(1,976,247)	(1,677,975)
Average unvested restricted stock	(266,884)	(400,325)
Weighted-average basic shares outstanding	14,722,112	14,820,700

Plus: Average dilutive shares	128,485	100,137
Weighted-average diluted shares outstanding	14,850,597	14,920,837

Net earnings per share (1):
Basic	$0.17	$0.10
Diluted	$0.17	$0.10

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the three months ended March 31, 2015 and 2014, respectively, 93,250 and 48,250 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	March 31, 2015
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$98,737	$248	$(2)	$98,983	$-	$-	$98,983
U.S. Government agency obligations	60,011	208	(1)	60,218	-	-	60,218
Government sponsored residential mortgage-backed securities	6,297	318	-	6,615	-	-	6,615
Corporate debt securities	1,000	81	-	1,081	-	-	1,081
Trust preferred debt securities	-	1,273	-	1,273	-	-	1,273
Preferred equity securities	2,100	4	(366)	1,738	-	-	1,738
Marketable equity securities	108	53	(2)	159	-	-	159
Mutual funds	3,867	-	(105)	3,762	-	-	3,762
Total securities available-for-sale	$172,120	$2,185	$(476)	$173,829	$-	$-	$173,829
Held-to-maturity
U.S. Government agency obligations	$12,000	$-	$-	$12,000	$25	$-	$12,025
Government sponsored residential mortgage-backed securities	9,006	-	-	9,006	273	-	9,279
Total securities held-to-maturity	$21,006	$-	$-	$21,006	$298	$-	$21,304

	December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$123,739	$81	$(4)	$123,816	$-	$-	$123,816
U.S. Government agency obligations	49,013	110	(14)	49,109	-	-	49,109
Government sponsored residential mortgage-backed securities	6,624	283	-	6,907	-	-	6,907
Corporate debt securities	1,000	85	-	1,085	-	-	1,085
Trust preferred debt securities	-	1,557	-	1,557	-	-	1,557
Preferred equity securities	2,100	2	(426)	1,676	-	-	1,676
Marketable equity securities	108	63	(1)	170	-	-	170
Mutual funds	3,838	-	(117)	3,721	-	-	3,721
Total securities available-for-sale	$186,422	$2,181	$(562)	$188,041	$-	$-	$188,041
Held-to-maturity
U.S. Government agency obligations	$7,000	$-	$-	$7,000	$-	$(8)	$6,992
Government sponsored residential mortgage-backed securities	9,224	-	-	9,224	200	-	9,424
Total securities held-to-maturity	$16,224	$-	$-	$16,224	$200	$(8)	$16,416

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	March 31, 2015
		Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Treasury obligations	2	$7,995	$(2)	$-	$-	$7,995	$(2)
U.S. Government agency obligations	1	10,005	(1)	-	-	10,005	(1)
Preferred equity securities	1	-	-	1,634	(366)	1,634	(366)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	-	-	3,762	(105)	3,762	(105)
Total investment securities in an unrealized loss position	6	$18,000	$(3)	$5,401	$(473)	$23,401	$(476)

	December 31, 2014
		Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Treasury obligations	4	$43,919	$(4)	$-	$-	$43,919	$(4)
U.S. Government agency obligations	2	16,989	(14)	-	-	16,989	(14)
Preferred equity securities	1	-	-	1,574	(426)	1,574	(426)
Marketable equity securities	1	-	-	5	(1)	5	(1)
Mutual funds	1	-	-	2,842	(117)	2,842	(117)
	9	$60,908	$(18)	$4,421	$(544)	$65,329	$(562)
Held-to-maturity
U.S. Government agency obligations
Government sponsored residential mortgage-backed securities	1	6,992	(8)	-	-	6,992	(8)
	1	6,992	(8)	-	-	6,992	(8)

Total investment securities in an unrealized loss position	10	$67,900	$(26)	$4,421	$(544)	$72,321	$(570)

Management believes that no individual unrealized loss as of March 31, 2015 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses as of March 31, 2015:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at March 31, 2015.

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at March 31, 2015.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the three months ended March 31, 2015 and 2014.

There were gross realized gains on sales of securities available-for-sale totaling $273,000 and $-0- for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $123.1 million and $127.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at March 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	March 31, 2015
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$85,992	$85,990	$-	$-
Due after one year through five years	73,756	74,292	12,000	12,025
Due after five years through ten years	-	-	-	-
Due after ten years	-	1,273	-	-
Government sponsored residential mortgage-backed securities	6,297	6,615	9,006	9,279
	$166,045	$168,170	$21,006	$21,304

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $19.8 million of FHLBB capital stock at March 31, 2015 and December 31, 2014, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at March 31, 2015 and December 31, 2014. Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of March 31, 2015 and December 31, 2014.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Alternative Investments

Alternative investments, which totaled $2.8 million and $2.7 million at March 31, 2015 and December 31, 2014, respectively, are included in other assets in the accompanying condensed Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at March 31, 2014. The Company recognized a $-0- and $41,000 other-than-temporary impairment charge on its limited partnerships for the three months ended March 31, 2015 and 2014, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations. See a further discussion of fair value in Note 17 - Fair Value Measurements. The Company has $594,000 in unfunded commitments remaining for its alternative investments as of March 31, 2015.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	March 31,	December 31,
	2015	2014
(Dollars in thousands)
Real estate:
Residential	$850,819	$827,005
Commercial	769,712	765,066
Construction	53,913	57,371
Installment	3,114	3,356
Commercial	352,085	309,708
Collateral	1,676	1,733
Home equity line of credit	169,969	169,768
Demand	-	-
Revolving credit	80	99
Resort	880	929
Total loans	2,202,248	2,135,035

Allowance for loan losses	(19,232)	(18,960)
Net deferred loan costs	3,921	3,842
Loans, net	$2,186,937	$2,119,917

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31, 2015
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	year	Charge-offs	Recoveries	loan losses	end of year
(Dollars in thousands)
Real estate:
Residential	$4,382	$(148)	$-	$149	$4,383
Commercial	8,949	-	-	(32)	8,917
Construction	478	-	-	(6)	472
Installment	41	(2)	-	1	40
Commercial	3,250	(2)	-	179	3,427
Collateral	-	-	-	-	-
Home equity line of credit	1,859	(138)	-	272	1,993
Demand	-	-	-	-	-
Revolving credit	-	(62)	9	53	-
Resort	1	-	-	(1)	-
Unallocated	-	-	-	-	-
	$18,960	$(352)	$9	$615	$19,232

	For the Three Months Ended March 31, 2014
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	year	Charge-offs	Recoveries	loan losses	end of year
(Dollars in thousands)
Real estate:
Residential	$3,647	$(139)	$-	$252	$3,760
Commercial	8,253	(93)	-	441	8,601
Construction	1,152	-	-	(225)	927
Installment	48		-	(6)	42
Commercial	3,746	(954)	7	48	2,847
Collateral	-	-	-	-	-
Home equity line of credit	1,465	-	-	(12)	1,453
Demand	-	-	-	-	-
Revolving credit	-	(14)	5	9	-
Resort	3	-	-	(2)	1
Unallocated	-	-	-	-	-
	$18,314	$(1,200)	$12	$505	$17,631

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$10,731	$160	$11,791	$285
Commercial	19,371	215	19,051	233
Construction	4,719	-	4,719	-
Installment	288	8	251	8
Commercial	5,145	206	5,680	225
Collateral	-	-	-	-
Home equity line of credit	996	-	1,031	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	880	-	929	1
	42,130	589	43,452	752

Loans collectively evaluated for impairment:
Real estate:
Residential	$844,577	$4,223	$819,630	$4,097
Commercial	749,832	8,702	745,501	8,716
Construction	49,194	472	52,652	478
Installment	2,815	32	3,093	33
Commercial	346,892	3,221	303,980	3,025
Collateral	1,676	-	1,733	-
Home equity line of credit	168,973	1,993	168,737	1,859
Demand	-	-	-	-
Revolving Credit	80	-	99	-
Resort	-	-	-	-
	2,164,039	18,643	2,095,425	18,208
Total	$2,206,169	$19,232	$2,138,877	$18,960

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at March 31, 2015 and December 31, 2014:

	March 31, 2015
									Past Due 90
	30-59 Days		60-89 Days		> 90 Days				Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	22	$2,882	-	$-	17	$6,856	39	$9,738	$-
Commercial	1	212	-	-	3	1,959	4	2,171	-
Construction	-	-	-	-	1	187	1	187	-
Installment	2	13	-	-	1	30	3	43	-
Commercial	-	-	-	-	7	543	7	543	-
Collateral	12	139	-	-	-	-	12	139	-
Home equity line of credit	3	415	3	228	5	690	11	1,333	-
Demand	1	39	-	-	-	-	1	39	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	41	$3,700	3	$228	34	$10,265	78	$14,193	$-

	December 31, 2014
									Past Due 90
	30-59 Days		60-89 Days		> 90 Days				Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	16	$3,599	6	$1,263	16	$6,819	38	$11,681	$-
Commercial	2	348	-	-	3	1,979	5	2,327	-
Construction	-	-	-	-	1	187	1	187	-
Installment	3	69	2	82	2	33	7	184	-
Commercial	1	40	1	4	7	550	9	594	-
Collateral	9	99	-	-	-	-	9	99	-
Home equity line of credit	3	202	1	349	5	389	9	940	-
Demand	1	67	-	-	-	-	1	67	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	35	$4,424	10	$1,698	34	$9,957	79	$16,079	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans:
Real estate:
Residential	$8,478	$9,706
Commercial	2,085	2,112
Construction	187	187
Installment	145	155
Commercial	2,199	2,268
Collateral	-	-
Home equity line of credit	992	1,040
Demand	-	-
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	14,086	15,468
Loans 90 days past due and still accruing	-	-
Other real estate owned	929	400
Total nonperforming assets	$15,015	$15,868

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$9,449	$10,562	$-	$5,862	$6,286	$-
Commercial	14,150	14,181	-	13,804	13,828	-
Construction	4,719	4,965	-	4,719	4,965	-
Installment	257	269	-	220	232	-
Commercial	4,493	4,586	-	3,527	3,584	-
Collateral	-	-	-	-	-	-
Home equity line of credit	996	1,006	-	1,031	1,264	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	880	880	-	-	-	-
Total	34,944	36,449	-	29,163	30,159	-

Impaired loans with a valuation allowance:
Real estate:
Residential	1,282	1,417	160	5,929	6,848	285
Commercial	5,221	5,498	215	5,247	5,523	233
Construction	-	-	-	-	-	-
Installment	31	31	8	31	31	8
Commercial	652	748	206	2,153	2,266	225
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	929	929	1
Total	7,186	7,694	589	14,289	15,597	752
Total impaired loans	$42,130	$44,143	$589	$43,452	$45,756	$752

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

	For the Three Months Ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$7,177	$19	$6,430	$23
Commercial	14,450	142	13,722	256
Construction	2,453	34	94	-
Installment	216	4	96	4
Commercial	3,748	30	4,025	57
Collateral	-	-	-	-
Home equity line of credit	800	1	498	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	880	7	-	-
Total	29,724	237	24,865	340

Impaired loans with a valuation allowance:
Real estate:
Residential	4,636	8	5,551	20
Commercial	5,228	51	6,269	38
Construction	-	-	94	-
Installment	29	-	28	-
Commercial	2,053	5	2,706	18
Collateral	-	-	-	-
Home equity line of credit	-	-	-	-
Demand	-	-	-	-
Revolving Credit	-	-	-	-
Resort	-	-	1,276	12
Total	11,946	64	15,924	88
Total impaired loans	$41,670	$301	$40,789	$428

There was no interest income recognized on a cash basis method of accounting for the three months ended March 31, 2015 and 2014.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at March 31, 2015 and December 31, 2014:

	March 31, 2015
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate:
Residential	11	$1,672	10	$5,515	21	$7,187
Commercial	8	8,756	-	-	8	8,756
Construction	1	4,532	1	187	2	4,719
Installment	5	250	1	37	6	287
Commercial	8	2,440	6	1,654	14	4,094
Collateral	-	-	-	-	-	-
Home equity line of credit	2	128	-	-	2	128
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1	880	-	-	1	880
Total	36	$18,658	18	$7,393	54	$26,051

	December 31, 2014
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate:
Residential	11	$1,849	10	$5,608	21	$7,457
Commercial	7	8,359	-	-	7	8,359
Construction	1	4,532	1	187	2	4,719
Installment	4	212	1	39	5	251
Commercial	8	2,783	5	1,621	13	4,404
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	2	126	2	126
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1	929	-	-	1	929
Total	32	$18,664	19	$7,581	51	$26,245

The recorded investment balance of TDRs approximated $26.1 million and $26.2 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $18.7 million and $18.7 million while TDRs on nonaccrual status were $7.4 million and $7.6 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At March 31, 2015 and December 31, 2014, the allowance for loan losses included specific reserves of $438,000 and $592,000 related to TDRs, respectively. For the three months ended March 31, 2015 and 2014, the Bank had charge-offs totaling $198,000 and $982,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $313,000 and $206,000 at March 31, 2015 and December 31, 2014, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(Dollars in thousands)	Modifications	Modification	Modification (1)	Modifications	Modification	Modification (1)
Trouble Debt Restructurings:
Real estate
Residential	1	$121	$121	7	$1,184	$1,184
Commercial	1	493	493	-	-	-
Installment	1	44	44	-	-	-
Commercial	1	98	98	2	3,480	3,480
Home equity line of credit	2	128	128	1	107	107
Total	6	$884	$884	10	$4,771	$4,771

(1)  The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.  TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March, 2015
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	1	$-	$-	$-	$121	$121
Commercial	1	-	-	-	493	493
Installment	1	-	-	-	44	44
Commercial	1	-	-	-	98	98
Home equity line of credit	2	-	-	-	128	128
Total	6	$-	$-	$-	$884	$884

	For the Three Months Ended March 31, 2014
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	7	$-	$-	$-	$1,184	$1,184
Commercial	2	2,384	-	-	1,096	3,480
Home equity line of credit	1	-	-	-	107	107
Total	10	$2,384	$-	$-	$2,387	$4,771

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date as of March 31, 2015. Two loans modified as a TDR, a $213,000 residential real estate loan and a $107,000 home equity line of credit, defaulted during the three months ended March 31, 2014, and within twelve months of their modification date.

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

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$840,128	$1,060	$9,631	$-	$850,819
Commercial	746,356	11,146	12,210	-	769,712
Construction	48,649	545	4,719	-	53,913
Installment	2,925	40	149	-	3,114
Commercial	329,613	12,826	9,448	198	352,085
Collateral	1,676	-	-	-	1,676
Home equity line of credit	168,380	302	1,287	-	169,969
Demand	-	-	-	-	-
Revolving Credit	80	-	-	-	80
Resort	880	-	-	-	880
Total Loans	$2,138,687	$25,919	$37,444	$198	$2,202,248

	December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$815,209	$488	$11,308	$-	$827,005
Commercial	741,278	12,550	11,238	-	765,066
Construction	51,947	705	4,719	-	57,371
Installment	3,113	41	202	-	3,356
Commercial	285,185	14,754	9,557	212	309,708
Collateral	1,733	-	-	-	1,733
Home equity line of credit	168,238	302	1,228	-	169,768
Demand	-	-	-	-	-
Revolving Credit	99	-	-	-	99
Resort	929	-	-	-	929
Total Loans	$2,067,731	$28,840	$38,252	$212	$2,135,035

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Related Party Loans

During the regular course of its business, the Company makes loans to its executive officers, Directors and other related parties. These related party loans totaled $947,000 and $989,000 at March 31, 2015 and December 31, 2014, respectively. All related party loans were performing according to their credit terms.

6.	Mortgage Servicing Rights

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $3.3 million at March 31, 2015 and December 31, 2014, and the balance is included in prepaid expenses and other assets in the accompanying condensed Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $3.6 million at March 31, 2015 and December 31, 2014. Total loans sold with servicing rights retained were $18.5 million and $4.1 million for the three months ended March 31, 2015 and 2014, respectively. The net gain on loans sold totaled $520,000 and $122,000 for the three months ended March 31, 2015 and 2014, respectively, and is included in the accompanying condensed Consolidated Statements of Operations.

The principal balance of loans serviced for others, which are not included in the accompanying condensed Consolidated Statements of Financial Condition, totaled $342.4 million and $335.2 million at March 31, 2015 and December 31, 2014, respectively. Loan servicing fees for others totaling $212,000 and $187,000 for the three months ended March 31, 2015 and 2014, respectively, are included as a component of other noninterest income in the accompanying condensed Consolidated Statements of Operations.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at March 31, 2015 and December 31, 2014. The Company has access to a pre-approved unsecured line of credit with a financial institution totaling $20.0 million, which was undrawn at March 31, 2015 and December 31, 2014. The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on September 30, 2015. The line was undrawn at March 31, 2015 and December 31, 2014. The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $308.7 million and $401.7 million at March 31, 2015 and December 31, 2014, respectively. Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $837.9 million and $812.8 million at March 31, 2015 and December 31, 2014, respectively. The Company has available borrowings of $242.8 million and $122.5 million at March 31, 2015 and December 31, 2014, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $69.5 million and $71.0 million on an overnight basis at March 31, 2015 and December 31, 2014, respectively, and was undrawn as of March 31, 2015 and December 31, 2014. The funding arrangement was collateralized by $134.8 million and $141.6 million in pledged commercial real estate loans as of March 31, 2015 and December 31, 2014, respectively.

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities with a fair value of $11.9 million and $23.0 million at March 31, 2015 and December 31, 2014, respectively. Outstanding borrowings totaled $10.5 million and $21.0 million at March 31, 2015 and December 31, 2014, respectively.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $59.2 million and $49.0 million at March 31, 2015 and December 31, 2014, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $65.9 million and $74.4 million as of March 31, 2015 and December 31, 2014, respectively.

8.	Deposits

Deposit balances are as follows:

	March 31,	December 31,
	2015	2014
(Dollars in thousands)
Noninterest-bearing demand deposits	$337,211	$330,524
Interest-bearing
NOW accounts	499,130	355,412
Money market	462,532	470,991
Savings accounts	214,083	210,892
Time deposits	374,998	365,222
Total interest-bearing deposits	1,550,743	1,402,517
Total deposits	$1,887,954	$1,733,041

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. The Company also has established a relationship for brokered deposits. As of March 31, 2015 and December 31, 2014, there were no brokered deposits.

Time certificates of deposit in denominations of $250,000 or more approximated $83.3 million and $83.4 million at March 31, 2015 and December 31, 2014, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
(Dollars in thousands)
Service cost	$-	$-	$14	$15
Interest cost	259	255	30	37
Expected return on plan assets	(362)	(335)	-	-
Amortization:	-
Loss	178	77	3	5
Prior service cost	-	-	(13)	(13)
Net periodic benefit cost	$75	$(3)	$34	$44

The Company’s non-contributory defined-benefit pension plan and certain defined benefit postretirement plans were frozen as of February 28, 2013 and no additional benefits will accrue.

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

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At March 31, 2015, the loan had an outstanding balance of $13.0 million and an interest rate of 4.25%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $358,000 and $369,000 for the three months ended March 31, 2015 and 2014, respectively.

Shares held by the ESOP include the following as of March 31, 2015:

Allocated	381,444
Committed to be released	23,514
Unallocated	1,025,458
1,430,416

The fair value of unallocated ESOP shares was $15.8 million at March 31, 2015.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

10.	Stock Incentive Plan

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations. For the three months ended March 31, 2015 and 2014, the Company recorded $849,000 and $725,000 of share-based compensation expense, respectively, comprised of $346,000 and $299,000 of stock option expense, respectively and $503,000 and $426,000 of restricted stock expense, respectively. Expected future compensation expense relating to the 691,457 non-vested options outstanding at March 31, 2015, is $1.8 million over the remaining weighted-average period of 1.65 years. Expected future compensation expense relating to the 266,884 non-vested restricted shares at March 31, 2015, is $2.5 million over the remaining weighted-average period of 1.44 years.

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

Weighted-average assumptions for the three months ended March 31, 2015 and 2014:

	2015	2014
Weighted per share average fair value of options granted	$3.33	$4.27
Weighted-average assumptions:
Risk-free interest rate	1.51%	1.90%
Expected volatility	26.03%	30.56%
Expected dividend yield	1.99%	1.89%
Weighted-average dividend yield	1.25% - 2.59%	1.09% - 2.51%
Expected life of options granted	6.0 years	6.0 years

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the Company’s stock option activity and related information for its option grants for the three months ended March 31, 2015.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	1,671,157	$13.04
Granted	21,000	15.66
Exercised	(18,000)	12.95
Forfeited	(12,800)	12.95
Outstanding at March 31, 2015	1,661,357	$13.08	7.53	$3,809

Exercisable at March 31, 2015	969,900	$13.02	7.47	$2,288

The total intrinsic value of options exercised during the three months ended March 31, 2015 was $38,000.

The following is a summary of the status of the Company’s restricted stock for the three months ended March 31, 2015.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	266,884	$12.95
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2015	266,884	$12.95

11.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of March 31, 2015, the Company maintained a cash balance of $11.2 million with a correspondent bank to collateralize its position. As of March 31, 2015, the Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Credit-risk-related Contingent Features

The Company’s agreements with its derivative counterparties contain the following provisions:

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

The Company is in compliance with the above provisions as of March 31, 2015.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		March 31, 2015			December 31, 2014
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	49	$194,675	$10,470	43	$174,884	$7,167

Commercial loan customer interest rate swap position	Other Liabilities	1	5,602	(34)	8	27,988	(431)

Counterparty interest rate swap position	Other Liabilities	50	200,277	(10,556)	51	202,872	(6,821)

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying condensed consolidated statements of operations as follows:

	For The Three Months Ended March 31,
	2015			2014
	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(1,133)	$3,303	$2,170	$(855)	$336	$(519)

Counterparty interest rate swap position	1,133	(3,303)	(2,170)	855	(336)	519
Total	$-	$-	$-	$-	$-	$-

Offsetting of Financial Assets and Liabilities

The following table presents the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at March 31, 2015 and December 31, 2014:

	March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,470	$-	$10,470	$-	$-	$10,470	$-
Total	$10,470	$-	$10,470	$-	$-	$10,470	$-

	March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,590	$-	$10,590	$-	$-	$10,590	$-
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$21,090	$-	$21,090	$-	$10,500	$10,590	$-

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,167	$-	$7,167	$-	$-	$6,750	$417
Total	$7,167	$-	$7,167	$-	$-	$6,750	$417

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,252	$-	$7,252	$-	$-	$6,750	$502

Repurchase agreement borrowings	21,000	-	21,000	-	21,000	-	-
Total	$28,252	$-	$28,252	$-	$21,000	$6,750	$502

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2015, the notional amount of outstanding rate locks totaled approximately $13.9 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $10.3 million, which included mandatory forward commitments totaling approximately $7.7 million at March 31, 2015. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

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

	March 31, 2015	December 31, 2014
(Dollars in thousands)
Approved loan commitments	$38,764	$33,737
Unadvanced portion of construction loans	36,461	41,604
Unused lines for home equity loans	176,771	173,493
Unused revolving lines of credit	374	367
Unused commercial letters of credit	3,758	4,028
Unused commercial lines of credit	179,803	190,247
	$435,931	$443,476

Financial instruments with off-balance sheet risk had a valuation allowance of $452,000 and $440,000 as of March 31, 2015 and December 31, 2014, respectively.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2015 and December 31, 2014, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the three months ended March 31, 2015 and 2014.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, U.S. Government agency obligations and marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, trust preferred debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at March 31, 2015 and December 31, 2014.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a gain of $130,000 and $49,000 for the three months ended March 31, 2015 and 2014, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2015
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$98,983	$98,983	$-	$-
U.S. Government agency obligations	60,218	60,218	-	-
Government sponsored residential mortgage-backed securities	6,615	-	6,615	-
Corporate debt securities	1,081	-	1,081	-
Trust preferred debt securities	1,273	-	1,273	-
Preferred equity securities	1,738	-	1,738	-
Marketable equity securities	159	159	-	-
Mutual funds	3,762	-	3,762	-
Securities available-for-sale	173,829	159,360	14,469	-
Interest rate swap derivative	10,470	-	10,470	-
Derivative loan commitments	178	-	-	178
Total	$184,477	$159,360	$24,939	$178

Liabilities
Interest rate swap derivative	$10,590	$-	$10,590	$-
Forward loan sales commitments	34	-	-	34
Total	$10,624	$-	$10,590	$34

	December 31, 2014
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury obligations	$123,816	$123,816	$-	$-
U.S. Government agency obligations	49,109	49,109	-	-

Government sponsored residential mortgage-backed securities	6,907	-	6,907	-
Corporate debt securities	1,085	-	1,085	-
Trust preferred debt securities	1,557	-	1,557	-
Preferred equity securities	1,676	-	1,676	-
Marketable equity securities	170	170	-	-
Mutual funds	3,721	-	3,721	-
Securities available-for-sale	188,041	173,095	14,946	-
Interest rate swap derivative	7,167	-	7,167	-
Derivative loan commitments	40	-	-	40
Total	$195,248	$173,095	$22,113	$40

Liabilities
Interest rate swap derivative	$7,252	$-	$7,252	$-
Forward loan sales commitments	26	-	-	26
Total	$7,278	$-	$7,252	$26

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended March 31,
	2015	2014
(Dollars in thousands)
Balance, at beginning of period	$14	$47
Total realized gain:
Included in earnings	130	49
Balance, at the end of period	$144	$96

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

March 31, 2015
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$144	Adjusted quoted prices in active markets	Embedded servicing value	1.05%

December 31, 2014
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$14	Adjusted quoted prices in active markets	Embedded servicing value	1.07%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2015			December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$3,827	$-	$-	$1,647
Other real estate owned	-	-	737	-	-	-

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

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

March 31, 2015
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$3,827	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%
Other real estate owned	$737	Appraisals	Discount for costs to sell	5% - 10%	7.5%

December 31, 2014
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$1,647	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.8 million and $2.7 million at March 31, 2015 and December 31, 2014, respectively. The Company recognized a $-0- and $41,000 other-than-temporary impairment charge on its limited partnerships for the three months ended March 31, 2015 and 2014, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations. The Company has $594,000 in unfunded commitments remaining for its alternative investments as of March 31, 2015.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$21,006	$21,304	$16,224	$16,416
Securities available-for-sale	See previous table	173,829	173,829	188,041	188,041
Loans	Level 3	2,202,248	2,199,567	2,135,035	2,130,994
Loans held-for-sale	Level 2	2,187	2,216	2,417	2,469
Mortgage servicing rights	Level 3	3,348	3,586	3,336	3,572
Federal Home Loan Bank of Boston stock	Level 2	19,785	19,785	19,785	19,785
Alternative investments	Level 3	2,828	2,772	2,694	2,695
Interest rate swap derivatives	Level 2	10,470	10,470	7,167	7,167
Derivative loan commitments	Level 3	178	178	40	40

Financial liabilities
Deposits other than time deposits	Level 1	1,512,956	1,512,956	1,367,819	1,367,819
Time deposits	Level 2	374,998	378,641	365,222	368,974
Federal Home Loan Bank of Boston advances	Level 2	308,700	309,262	401,700	400,226
Repurchase agreement borrowings	Level 2	10,500	11,219	21,000	21,669
Repurchase liabilities	Level 2	59,198	59,184	48,987	48,986
Interest rate swap derivatives	Level 2	10,590	10,590	7,252	7,252
Forward loan sales commitments	Level 3	34	34	26	26

15.	Regulatory Matters

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1”, (ii) specify that Tier 1 capital consists of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations and a higher minimum Tier I capital requirement. Additionally, institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The Basel III Capital Rules became effective for the Company beginning on January 1, 2015 with certain transition provisions fully phased in through January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Management believes, as of March 31, 2015 and December 31, 2014 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2015. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmington Bank:
At March 31, 2015
Total Capital (to Risk Weighted Assets)	$223,766	11.43%	$156,617	8.00%	$195,771	10.00%
Tier I Capital (to Risk Weighted Assets)	204,082	10.42	117,514	6.00	156,685	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	204,082	10.42	88,135	4.50	127,306	6.50
Tier I Leverage Capital (to Average Assets)	204,082	8.14	100,286	4.00	125,357	5.00

At December 31, 2014
Total Capital (to Risk Weighted Assets)	$220,616	11.65%	$151,496	8.00%	$189,370	10.00%
Tier I Capital (to Risk Weighted Assets)	201,216	10.63	75,716	4.00	113,574	6.00
Tier I Leverage Capital (to Average Assets)	201,216	8.25	97,559	4.00	121,949	5.00

First Connecticut Bancorp, Inc.:
At March 31, 2015
Total Capital (to Risk Weighted Assets)	$263,467	13.44%	$156,826	8.00%	$196,032	10.00%
Tier I Capital (to Risk Weighted Assets)	243,783	12.44	117,580	6.00	156,774	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	243,783	12.44	88,185	4.50	127,379	6.50
Tier I Leverage Capital (to Average Assets)	243,783	9.72	100,322	4.00	125,403	5.00

At December 31, 2014
Total Capital (to Risk Weighted Assets)	$260,157	13.73%	$151,585	8.00%	$189,481	10.00%
Tier I Capital (to Risk Weighted Assets)	240,757	12.70	75,829	4.00	113,743	6.00
Tier I Leverage Capital (to Average Assets)	240,757	9.86	97,670	4.00	122,088	5.00

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

16.	Other Comprehensive Income

The following table presents a reconciliation of the changes in components of other comprehensive income for years indicated, including the amount of income tax expense allocated to each component of other comprehensive income:

	For the Three Months Ended March 31, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized (losses) on available-for-sale securities	$(182)	$64	$(118)
Less: net security gains reclassified into other noninterest income	273	(96)	177
Net change in fair value of securities available-for-sale	91	(32)	59
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	162	(57)	105
Total other comprehensive income	$253	$(89)	$164

	For the Three Months Ended March 31, 2014
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$136	$(46)	$90
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	136	(46)	90
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	56	(19)	37
Total other comprehensive income	$192	$(65)	$127

(1)    Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

17.	Legal Actions

The Company and its subsidiary are involved in various legal proceedings which have arisen in the normal course of business. The Company believes the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

47

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

General

First Connecticut Bancorp, Inc. is a Maryland-chartered stock holding company that wholly owns Farmington Bank. Farmington Bank is a full-service, community bank with 22 branch locations throughout central Connecticut, offering commercial and residential lending as well as wealth management services in Connecticut and western Massachusetts. Established in 1851, Farmington Bank is a diversified consumer and commercial bank with an ongoing commitment to contribute to the betterment of the communities in our region.

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service

●
Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of March 31, 2015 our total risk-based capital ratio was 11.43%.

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

48

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2015.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at March 31, 2015 and December 31, 2014.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2015 and December 31, 2014, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc. This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation. As a result, approximately $5.2 million of charitable contribution carryforward remains at March 31, 2015 resulting in a deferred tax asset of approximately $1.8 million. The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016. Therefore, no valuation allowance has been recorded against this deferred tax asset. Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next two years. The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At March 31, 2015 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through 2014. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of March 31, 2015, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. As of March 31, 2015, our net deferred tax asset was $16.8 million and there was no valuation allowance.

Pension and Other Postretirement Benefits: The Company’s non-contributory defined-benefit pension plan and certain other postretirement benefit plans were frozen as of February 28, 2013 and no additional benefits accrued.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Our total assets increased $63.7 million or 2.6%, to $2.5 billion at March 31, 2015, from $2.5 billion at December 31, 2014, primarily due to an increase of $67.0 million in net loans.

Our investment portfolio totaled $194.8 million or 7.6% of total assets, and $204.3 million or 8.2% of total assets at March 31, 2015 and December 31, 2014, respectively. Available-for-sale investment securities totaled $173.8 million at March 31, 2015 compared to $188.0 million at December 31, 2014. Securities held-to-maturity increased $4.8 million to $21.0 million at March 31, 2015 from $16.2 million at December 31, 2014 as a result of purchasing U.S. Government agency obligations and U.S. Government sponsored residential mortgage-backed securities. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Loans increased $67.3 million or 3.1% at March 31, 2015 to $2.2 billion compared to December 31, 2014 primarily driven by increases in commercial loans, commercial real estate loans and residential real estate loans which, combined, increased $70.8 million, offset by a $3.5 million decrease in construction real estate. The allowance for loan losses increased $272,000 or 1.4% to $19.2 million at March 31, 2015 from $19.0 million at December 31, 2014. At March 31, 2015, the allowance for loan losses represented 0.87% of total loans and 136.53% of non-performing loans, compared to 0.89% of total loans and 122.58% of non-performing loans as of December 31, 2014.

Total liabilities increased $60.6 million, or 2.7%, to $2.3 billion at March 31, 2015 compared to $2.3 billion at December 31, 2014, primarily due to increases in deposits offset by a decrease in FHLBB advances. Deposits increased $154.9 million or 8.9% to $1.9 billion at March 31, 2015 which includes increases in interest-bearing deposits of $148.2 million primarily due to municipal deposits and increases in non-interest bearing deposits of $6.7 million due to our continued efforts to obtain more individual, commercial and municipal account relationships. Federal Home Loan Bank of Boston advances decreased $93.0 million to $308.7 million at March 31, 2015 from $401.7 million at December 31, 2014 as we used the increase in municipal deposits to fund our organic loan growth.

Stockholders’ equity increased $3.1 million to $237.7 million compared to December 31, 2014 primarily due to $2.5 million in net income. The Company paid cash dividends totaling $802,000 or $0.05 per share as of March 31, 2015. During the first quarter of 2015, the Company repurchased 9,314 shares of common stock at an average price per share of $14.96 at a total cost of $139,000. Repurchased shares are held as treasury stock and will be available for general corporate purposes.

Net Interest Income Analysis: Average Balance Sheets, Interest and Yields/Costs

The following tables present the average balance sheets, average yields and costs and certain other information for the periods indicated therein on a fully tax-equivalent basis. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero percent yield. Loans held for sale average balance are included in loans average balance. The yields set forth below include the effect of net deferred costs and premiums that are amortized to interest income or expense.

	For The Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest and Dividends (1)	Yield/ Cost	Average Balance	Interest and Dividends (1)	Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,167,879	$19,391	3.63%	$1,837,879	$16,806	3.71%
Securities	196,087	394	0.81%	160,663	302	0.76%
Federal Home Loan Bank of Boston stock	19,785	79	1.62%	13,136	38	1.17%
Federal funds and other earning assets	12,394	6	0.20%	5,858	4	0.28%
Total interest-earning assets	2,396,145	19,870	3.36%	2,017,536	17,150	3.45%
Noninterest-earning assets	112,534			106,960
Total assets	$2,508,679			$2,124,496

Interest-bearing liabilities:
NOW accounts	$449,897	$321	0.29%	$352,428	$197	0.23%
Money market	480,687	970	0.82%	409,161	684	0.68%
Savings accounts	208,626	57	0.11%	193,142	55	0.12%
Certificates of deposit	367,501	861	0.95%	336,286	758	0.91%
Total interest-bearing deposits	1,506,711	2,209	0.59%	1,291,017	1,694	0.53%
Federal Home Loan Bank of Boston Advances	304,411	751	1.00%	181,522	319	0.71%
Repurchase agreement borrowings	19,133	163	3.46%	21,000	177	3.42%
Repurchase liabilities	58,507	34	0.24%	61,187	40	0.27%
Total interest-bearing liabilities	1,888,762	3,157	0.68%	1,554,726	2,230	0.58%
Noninterest-bearing deposits	330,865			299,620
Other noninterest-bearing liabilities	52,092			36,625
Total liabilities	2,271,719			1,890,971
Stockholders’ equity	236,960			233,525
Total liabilities and stockholders’ equity	$2,508,679			$2,124,496

Tax-equivalent net interest income		$16,713			$14,920
Less: tax-equivalent adjustment		(338)			(170)
Net interest income		$16,375			$14,750

Net interest rate spread (2)			2.68%			2.87%
Net interest-earning assets (3)	$507,383			$462,810
Net interest margin (4)			2.83%			3.00%
Average interest-earning assets to average interest-bearing liabilities		126.86%			129.77%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

Rate Volume Analysis

The following table sets forth the effects of changing rates and volumes on tax-equivalent net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the volume and rate columns. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31,
	2015 vs. 2014
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$2,959	$(374)	$2,585
Investment securities	70	22	92
Federal Home Loan Bank of Boston stock	23	18	41
Federal funds and other interest-earning assets	3	(1)	2
Total interest-earning assets	3,055	(335)	2,720

Interest-bearing liabilities:
NOW accounts	62	62	124
Money market	131	155	286
Savings accounts	4	(2)	2
Certificates of deposit	72	31	103
Total interest-bearing deposits	269	246	515
Federal Home Loan Bank of Boston advances	271	161	432
Repurchase agreement borrowing	(16)	2	(14)
Repurchase liabilities	(2)	(4)	(6)
Total interest-bearing liabilities	522	405	927
Increase in net interest income	$2,533	$(740)	$1,793

Summary of Operating Results for the Three Months Ended March 31, 2015 and 2014

The following discussion provides a summary and comparison of our operating results for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Net interest income	$16,375	$14,750	$1,625	11.0%
Provision for loan losses	615	505	110	21.8
Noninterest income	2,664	1,762	902	51.2
Noninterest expense	14,937	13,960	977	7.0
Income before taxes	3,487	2,047	1,440	70.3
Income tax expense	976	555	421	75.9
Net income	$2,511	$1,492	$1,019	68.3%

For the three months ended March 31, 2015, net income increased $1.0 million compared to the three months ended March 31, 2014. The increase in net income was driven by an increase in net interest income due to organic loan growth, a $902,000 increase in other noninterest income offset by increases in noninterest expense and income tax expense.

Comparison of Operating Results for the three months ended March 31, 2015 and 2014

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $16.4 million and $14.8 million for the three months ended March 31, 2015 and 2014, respectively. Net interest income increased primarily due to a $330.0 million increase in the average loan balance despite an 8 basis point decrease in the yield on loans. The yield on average interest-earning assets decreased 9 basis points to 3.36% for the first quarter of 2015 from 3.45% for the prior year quarter. The decline was primarily due to an 8 basis point decrease in the yield on total average net loans to 3.63%. The cost of average interest-bearing liabilities increased 10 basis points to 0.68% for the first quarter of 2015. The increase was primarily due to money market promotions and a 29 basis point increase in Federal Home Loan Bank of Boston advance costs due to an increase in long-term advances which carry higher rates. Net interest margin decreased to 2.83% in the first quarter of 2015 compared to 3.00% in the prior year quarter.

Interest expense increased $927,000 for the first quarter of 2015 to $3.2 million compared to the prior year quarter. The average interest-bearing liabilities balance increased $334.0 million and the cost of average interest-bearing liabilities increased 10 basis points to 0.68%. Average balances of noninterest-bearing deposits grew at a rate of 10.4%, while total average interest-bearing deposits grew at a rate of 16.7% for the first quarter in 2015 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $615,000 and $505,000 for the three months ended March 31, 2015 and 2014, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs in the first quarter of 2015 were $343,000 or 0.06% to average loans (annualized) compared to $1.2 million or 0.26% to average loans (annualized) in the prior year quarter.

At March 31, 2015, the allowance for loan losses totaled $19.2 million, or 0.87% of total loans and 136.53% of non-performing loans, compared to an allowance for loan losses of $17.6 million, or 0.94% of total loans and 135.89% of non-performing loans at March 31, 2014.

Noninterest Income: The following table summarizes noninterest income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,373	$1,191	$182	15.3%
Gain on sales of investments	273	-	273	100.0
Net gain on loans sold	520	122	398	326.2
Brokerage and insurance fee income	49	44	5	11.4
Bank owned life insurance income	273	282	(9)	(3.2)
Other	176	123	53	(43.1)
Total noninterest income	$2,664	$1,762	$902	51.2%

Total noninterest income increased $902,000 to $2.7 million compared to the prior year quarter primarily due to a $182,000 increase in fees for customer services, a $273,000 gain on sale of investments and a $398,000 increase in net gain on loans sold due to an increase in the volume of loans sold.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$8,790	$8,288	$502	6.1%
Occupancy expense	1,367	1,349	18	1.3
Furniture and equipment expense	1,036	1,018	18	1.8
FDIC assessment	412	328	84	25.6
Marketing	409	378	31	8.2
Other operating expenses	2,923	2,599	324	12.5
Total noninterest expense	$14,937	$13,960	$977	7.0%

Noninterest expense increased $977,000 in the first quarter of 2015 to $14.9 million compared to the prior year quarter primarily due to an increase in salaries and employee benefits and other operating expenses. Salaries and employee benefits increased $502,000 primarily due to costs associated with our expansion into western Massachusetts, $93,000 in employee severance and growth driven staff increases in our compliance areas. Other operating expenses increased $324,000 primarily due to a $130,000 increase in stock compensation costs and costs associated with our expansion into western Massachusetts.

Income Tax Expense: Income tax expense was $976,000 in the first quarter of 2015 compared to $555,000 in the prior year quarter.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2015, $44.8 million of our assets were invested in cash and cash equivalents compared to $42.9 million at December 31, 2014. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the three months ended March 31, 2015 and 2014, loan originations and purchases, net of collected principal and loan sales, totaled $68.4 million and $54.0 million, respectively. Cash received from the sales and maturities of available-for-sale investment securities totaled $75.6 million and $84.8 million for the three months ended March 31, 2015 and 2014, respectively. We purchased $61.0 million and $97.0 million of available-for-sale investment securities during the three months ended March 31, 2015 and 2014, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At March 31, 2015, we had $308.7 million in advances from the FHLBB and an additional available borrowing limit of $242.8 million, compared to $401.7 million in advances from the FHLBB and an additional available borrowing limit of $122.5 million at December 31, 2014, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $637.3 million and $621.3 million at March 31, 2015 and December 31, 2014, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with PNC Bank for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at March 31, 2015. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $69.5 million on an overnight basis as of March 31, 2015. The funding arrangement was collateralized by $134.8 million in pledged commercial real estate loans as of March 31, 2015.

We had outstanding commitments to originate loans of $38.8 million and $33.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $397.2 million and $409.7 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, time deposits scheduled to mature in less than one year totaled $251.2 million and $239.6 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with PNC Bank, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $69.5 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run at each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At March 31, 2015	At December 31, 2014
100 basis point decrease	(6.39)%	(5.50)%
200 basis point increase	2.96%	1.90%
300 basis point increase	2.10%	(0.80)%
400 basis point increase	0.28%	(6.10)%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors
There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 16, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending March 31, 2015, the Company made the following repurchases of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	-	$-	771,687	904,765
February 1-28, 2015	-	$-	771,687	904,765
March 1-31, 2015	9,314	$14.96	781,001	895,451

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

FIRST CONNECTICUT BANCORP, INC.

Date: May 8, 2015	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: May 8, 2015	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: May 8, 2015	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer

