Form 10-Q
period 2015-06-30
First Connecticut Bancorp, Inc.
filed 2015-08-07
CIK 1511198

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer“ and “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 27, 2015, there were 15,924,088 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Table of Contents

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition at June 30, 2015 (unaudited) and December 31, 2014	1

	Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	70

Part II. Other Information

Item 1.	Legal Proceedings	70

Item1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults upon Senior Securities	70

Item 4.	Mine Safety Disclosure	71

Item 5.	Other Information	71

Item 6.	Exhibits	71

Signatures		73

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
	2015	2014
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$35,595	$35,232
Interest bearing deposits with other institutions	7,397	7,631
Total cash and cash equivalents	42,992	42,863
Securities held-to-maturity, at amortized cost	34,366	16,224
Securities available-for-sale, at fair value	143,799	188,041
Loans held for sale	7,550	2,417
Loans (1)	2,287,966	2,138,877
Allowance for loan losses	(19,581)	(18,960)
Loans, net	2,268,385	2,119,917
Premises and equipment, net	17,964	18,873
Federal Home Loan Bank of Boston stock, at cost	21,496	19,785
Accrued income receivable	6,425	5,777
Bank-owned life insurance	50,283	39,686
Deferred income taxes, net	16,450	16,841
Prepaid expenses and other assets	16,507	14,936
Total assets	$2,626,217	$2,485,360
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing	$1,500,948	$1,402,517
Noninterest-bearing	377,092	330,524
	1,878,040	1,733,041
Federal Home Loan Bank of Boston advances	400,700	401,700
Repurchase agreement borrowings	10,500	21,000
Repurchase liabilities	56,041	48,987
Accrued expenses and other liabilities	41,854	46,069
Total liabilities	2,387,135	2,250,797
Stockholders’ Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 18,006,129 shares issued and 15,922,888 shares outstanding at June 30, 2015 and 18,006,129 shares issued and 16,026,319 shares outstanding at December 31, 2014	181	181
Additional paid-in-capital	180,764	178,772
Unallocated common stock held by ESOP	(12,160)	(12,681)
Treasury stock, at cost (2,083,241 shares at June 30, 2015 and 1,979,810 shares at December 31, 2014)	(30,389)	(28,828)
Retained earnings	108,014	103,630
Accumulated other comprehensive loss	(7,328)	(6,511)
Total stockholders’ equity	239,082	234,563
Total liabilities and stockholders’ equity	$2,626,217	$2,485,360

(1) Loans include net deferred loan costs of $4.2 million and $3.8 million at June 30, 2015 and December 31, 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$15,331	$13,875	$30,389	$27,303
Other	4,264	3,573	8,259	6,781
Interest and dividends on investments
United States Government and agency obligations	385	218	708	407
Other bonds	35	81	53	139
Corporate stocks	145	105	276	198
Other interest income	4	2	11	6
Total interest income	20,164	17,854	39,696	34,834
Interest expense
Deposits	2,140	1,711	4,349	3,405
Federal Home Loan Bank of Boston advances	804	368	1,555	687
Repurchase agreement borrowings	92	179	255	356
Repurchase liabilities	29	32	63	72
Total interest expense	3,065	2,290	6,222	4,520
Net interest income	17,099	15,564	33,474	30,314
Provision for loan losses	663	410	1,278	915
Net interest income after provision for loan losses	16,436	15,154	32,196	29,399
Noninterest income
Fees for customer services	1,500	1,317	2,873	2,508
Gain on sales of investments	1,250	-	1,523	-
Net gain on loans sold	412	317	932	439
Brokerage and insurance fee income	60	49	109	93
Bank owned life insurance income	324	281	597	563
Other	528	102	704	225
Total noninterest income	4,074	2,066	6,738	3,828
Noninterest expense
Salaries and employee benefits	9,035	8,638	17,825	16,926
Occupancy expense	1,272	1,209	2,639	2,558
Furniture and equipment expense	1,077	1,106	2,113	2,124
FDIC assessment	402	321	814	649
Marketing	534	509	943	887
Other operating expenses	3,277	2,471	6,200	5,070
Total noninterest expense	15,597	14,254	30,534	28,214
Income before income taxes	4,913	2,966	8,400	5,013
Income tax expense	1,441	776	2,417	1,331
Net income	$3,472	$2,190	$5,983	$3,682

Net earnings per share (See Note 3):
Basic	$0.23	$0.15	$0.40	$0.24
Diluted	0.23	0.14	0.40	0.24
Dividends per share	0.05	0.04	0.10	0.07

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)
Net income	$3,472	$2,190	$5,983	$3,682
Other comprehensive (loss) income, before tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(2,793)	161	(2,975)	297
Less: reclassification adjustment for gains included in net income	1,250	-	1,523	-
Net change in unrealized (losses) gains	(1,543)	161	(1,452)	297
Change related to pension and other postretirement benefit plans	29	86	191	142
Other comprehensive (loss) income, before tax	(1,514)	247	(1,261)	439
Income tax (benefit) expense	(533)	84	(444)	149
Other comprehensive (loss) income, net of tax	(981)	163	(817)	290
Comprehensive income	$2,491	$2,353	$5,166	$3,972

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2014	16,026,319	181	178,772	(12,681)	(28,828)	103,630	(6,511)	234,563
ESOP shares released and committed to be released	-	-	197	521	-	-	-	718
Cash dividend paid ($0.10 per common share)	-	-	-	-	-	(1,599)	-	(1,599)
Treasury stock acquired	(124,431)	-	-	-	(1,844)	-	-	(1,844)
Stock options exercised	21,000	-	(11)	-	283	-	-	272
Tax benefits from stock-based compensation	-	-	4	-	-	-	-	4
Share based compensation expense	-	-	1,802	-	-	-	-	1,802
Net income	-	-	-	-	-	5,983	-	5,983
Other comprehensive loss	-	-	-	-	-	-	(817)	(817)
Balance at June 30, 2015	15,922,888	$181	$180,764	$(12,160)	$(30,389)	$108,014	$(7,328)	$239,082

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$5,983	$3,682
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,278	915
(Reversal of) provision for off-balance sheet commitments	(3)	3
Depreciation and amortization	1,351	1,578
Provision for foreclosed real estate	-	(5)
Amortization of ESOP expense	718	741
Share based compensation expense	1,802	1,444
Gain on sale of investments	(1,523)	-
Loans originated for sale	(49,809)	(30,308)
Proceeds from the sale of loans held for sale	45,608	29,357
Gain on fair value adjustment for mortgage banking derivatives	(126)	(2)
Impairment losses on alternative investments	113	41
Loss (gain) on sale of foreclosed real estate	9	(2)
Net gain on loans sold	(932)	(439)
Accretion and amortization of investment security discounts and premiums, net	(25)	(40)
Amortization and accretion of loan fees and discounts, net	(323)	(371)
Increase in accrued income receivable	(648)	(216)
Deferred income tax	836	(3)
Increase in cash surrender value of bank-owned life insurance	(597)	(564)
Decrease (increase) in prepaid expenses and other assets	95	(373)
(Decrease) increase in accrued expenses and other liabilities	(3,996)	4,855
Net cash (used in) provided by operating activities	(189)	10,293
Cash flow from investing activities
Maturities and calls of securities held-to-maturity	8,858	5,268
Maturities, calls and principal payments of securities available-for-sale	153,384	178,511
Purchases of securities held-to-maturity	(27,000)	(5,000)
Purchases of securities available-for-sale	(109,046)	(188,072)
Loan originations, net of principal repayments	(151,414)	(130,494)
Purchases of Federal Home Loan Bank of Boston stock, net	(1,711)	(4,588)
Purchase of bank-owned life insurance	(10,000)	-
Proceeds from sale of foreclosed real estate	303	401
Purchases of premises and equipment	(442)	(1,031)
Net cash used in investing activities	(137,068)	(145,005)
Cash flows from financing activities
Net (payments to) proceeds from Federal Home Loan Bank of Boston advances	(1,000)	32,000
Decrease in repurchase agreement borrowings	(10,500)	-
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	85,774	123,137
Net increase (decrease) in time deposits	59,225	(5,859)
Net increase in repurchase liabilities	7,054	4,510
Stock options exercised	272	-
Excess tax benefit from stock-based compensation	4	9
Repurchase of common stock	(1,844)	(5,978)
Cash dividend paid	(1,599)	(1,128)
Net cash provided by financing activities	137,386	146,691
Net increase in cash and cash equivalents	129	11,979
Cash and cash equivalents at beginning of period	42,863	38,799
Cash and cash equivalents at end of period	$42,992	$50,778

Supplemental disclosure of cash flow information
Cash paid for interest	$6,179	$4,526
Cash paid for income taxes	3,384	2
Loans transferred to other real estate owned	1,991	434

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Organization and Business

First Connecticut Bancorp, Inc. is a Maryland-chartered bank holding company that wholly owns its only subsidiary, Farmington Bank (collectively with its subsidiary, the “Company”). Farmington Bank’s main office is located in Farmington, Connecticut. Farmington Bank is a full-service, community bank with 22 branch locations throughout central Connecticut, offering commercial and residential lending as well as wealth management services in Connecticut and western Massachusetts. Farmington Bank’s primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing primarily in Connecticut and western Massachusetts. However, the Bank will selectively lend to borrowers in other northeastern states.

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. During the six months ended June 30, 2015, the Company had repurchased 124,431 of these shares at a cost of $1.8 million. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 780,334 shares remaining available to be repurchased at June 30, 2015.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2015 and December 31, 2014, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment (“OTTI”), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2015.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at June 30, 2015 and December 31, 2014.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the lower of the related loan balance less any specific allowance for loss or fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $2.1 million and $400,000 as of June 30, 2015 and December 31, 2014, respectively, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $5.0 million at June 30, 2015.

Pension and Other Postretirement Benefit Plans

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

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before January 1, 1993 become eligible for the benefits if they retire after reaching age 62 with fifteen or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. The Company accrues for the estimated costs of these other post-retirement benefits through charges to expense during the years that employees render service. The Company makes contributions to cover the current benefits paid under this plan. The Company believes the policy for determining pension and other post-retirement benefit expenses is critical because judgments are required with respect to the appropriate discount rate, rate of return on assets and other items. The Company reviews and updates the assumptions annually. If the Company’s estimate of pension and post-retirement expense is too low it may experience higher expenses in the future, reducing its net income. If the Company’s estimate is too high, it may experience lower expenses in the future, increasing its net income.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, however, on July 9, 2015 the FASB has delayed the effective date by one year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures”, which aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. In addition the disclosure of certain transactions accounted for as a sale is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The adoption of ASU 2014-11 did not have a material impact on the Company’s financial statements (See Note 12).

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

In May, 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent))”. This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, this ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU No. 2015-07 is effective for interim and annual reporting periods beginning after December 15, 2015 and which should be applied retrospectively to all periods presented. Earlier application is permitted. The Company does not expect ASU 2015-07 to have a significant impact on its financial statements.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $10.3 million and $10.1 million to meet these requirements at June 30, 2015 and December 31, 2014.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands, except per share data):
Net income	$3,472	$2,190	$5,983	$3,682
Less: Dividends to participating shares	(13)	(16)	(26)	(28)
Income allocated to participating shares	(47)	(41)	(77)	(68)
Net income allocated to common stockholders	$3,412	$2,133	$5,880	$3,586

Weighted-average shares issued	18,006,129	18,035,335	18,006,129	18,035,335

Less: Average unallocated ESOP shares	(1,017,278)	(1,112,637)	(1,029,017)	(1,124,420)
Average treasury stock	(2,034,097)	(1,920,957)	(2,005,332)	(1,800,137)
Average unvested restricted stock	(260,282)	(400,325)	(263,565)	(400,325)
Weighted-average basic shares outstanding	14,694,472	14,601,416	14,708,215	14,710,453

Plus: Average dilutive shares	144,982	106,056	136,779	103,113
Weighted-average diluted shares outstanding	14,839,454	14,707,472	14,844,994	14,813,566

Net earnings per share (1):
Basic	$0.23	$0.15	$0.40	$0.24
Diluted	$0.23	$0.14	$0.40	$0.24

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the six months ended June 30, 2015 and 2014, respectively, 93,250 and 46,250 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	June 30, 2015
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$63,756	$171	$-	$63,927	$-	$-	$63,927
U.S. Government agency obligations	67,011	106	-	67,117	-	-	67,117
Government sponsored residential mortgage-backed securities	5,861	300	-	6,161	-	-	6,161
Corporate debt securities	1,000	70	-	1,070	-	-	1,070
Preferred equity securities	2,000	-	(376)	1,624	-	-	1,624
Marketable equity securities	108	49	(1)	156	-	-	156
Mutual funds	3,898	-	(154)	3,744	-	-	3,744
Total securities available-for-sale	$143,634	$696	$(531)	$143,799	$-	$-	$143,799
Held-to-maturity
U.S. Government agency obligations	$25,611	$-	$-	$25,611	$8	$(79)	25,540
Government sponsored residential mortgage-backed securities	8,755	-	-	8,755	150	-	8,905
Total securities held-to-maturity	$34,366	$-	$-	$34,366	$158	$(79)	$34,445

	December 31, 2014
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$123,739	$81	$(4)	$123,816	$-	$-	$123,816
U.S. Government agency obligations	49,013	110	(14)	49,109	-	-	49,109
Government sponsored residential mortgage-backed securities	6,624	283	-	6,907	-	-	6,907
Corporate debt securities	1,000	85	-	1,085	-	-	1,085
Trust preferred debt securities	-	1,557	-	1,557	-	-	1,557
Preferred equity securities	2,100	2	(426)	1,676	-	-	1,676
Marketable equity securities	108	63	(1)	170	-	-	170
Mutual funds	3,838	-	(117)	3,721	-	-	3,721
Total securities available-for-sale	$186,422	$2,181	$(562)	$188,041	$-	$-	$188,041
Held-to-maturity
U.S. Government agency obligations	$7,000	$-	$-	$7,000	$-	$(8)	$6,992
Government sponsored residential mortgage-backed securities	9,224	-	-	9,224	200	-	9,424
Total securities held-to-maturity	$16,224	$-	$-	$16,224	$200	$(8)	$16,416

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	June 30, 2015
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
Preferred equity securities	1	$-	$-	$1,624	$(376)	$1,624	$(376)
Marketable equity securities	1	-	-	6	(1)	6	(1)
Mutual funds	1	-	-	3,744	(154)	3,744	(154)
Total investment securities in an unrealized loss position	3	$-	$-	$5,374	$(531)	$5,374	$(531)

Held-to-maturity
U.S. Government agency obligations	3	14,921	(79)	-	-	14,921	(79)
	3	14,921	(79)	-	-	14,921	(79)
Total investment securities in an unrealized loss position	6	$14,921	$(79)	$5,374	$(531)	$20,295	$(610)

	December 31, 2014
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	4	$43,919	$(4)	$-	$-	$43,919	$(4)
U.S. Government agency obligations	2	16,989	(14)	-	-	16,989	(14)
Preferred equity securities	1	-	-	1,574	(426)	1,574	(426)
Marketable equity securities	1	-	-	5	(1)	5	(1)
Mutual funds	1	-	-	2,842	(117)	2,842	(117)
	9	$60,908	$(18)	$4,421	$(544)	$65,329	$(562)
Held-to-maturity
U.S. Government agency obligations
Government sponsored residential	1	6,992	(8)	-	-	6,992	(8)
mortgage-backed securities	1	6,992	(8)	-	-	6,992	(8)
Total investment securities in an unrealized loss position	10	$67,900	$(26)	$4,421	$(544)	$72,321	$(570)

Management believes that no individual unrealized loss as of June 30, 2015 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses as of June 30, 2015:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at June 30, 2015.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at June 30, 2015.

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the three and six months ended June 30, 2015 and 2014.

There were gross realized gains on sales of securities available-for-sale totaling $1.3 million and $1.5 million for the three and six months ended June 30, 2015, respectively. There were no gross realized gains on sales of securities available-for-sale for the three and six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $133.5 million and $127.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at June 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$69,994	$69,996	$-	$-
Due after one year through five years	61,773	62,118	25,611	25,540
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities mortgage-backed securities	5,861	6,161	8,755	8,905
	$137,628	$138,275	$34,366	$34,445

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $21.5 and $19.8 million of FHLBB capital stock at June 30, 2015 and December 31, 2014, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at June 30, 2015 and December 31, 2014. Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of June 30, 2015 and December 31, 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Alternative Investments

Alternative investments, which totaled $2.5 million and $2.7 million at June 30, 2015 and December 31, 2014, respectively, are included in other assets in the accompanying condensed Consolidated Statements of Financial Condition.  The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at June 30, 2015.  The Company recognized an $113,000 and $41,000 other-than-temporary impairment charge on its limited partnerships for the six months ended June 30, 2015 and 2014, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Income.  The Company recognized profit distributions in its limited partnerships of $42,000 and $27,000 for the six months ended June 30, 2015.  See a further discussion of fair value in Note 15 - Fair Value Measurements.  The Company has $692,000 in unfunded commitments remaining for its alternative investments as of June 30, 2015.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	June 30,	December 31,
	2015	2014
(Dollars in thousands)
Real estate:
Residential	$888,376	$827,005
Commercial	817,955	765,066
Construction	42,858	57,371
Installment	3,103	3,356
Commercial	359,537	309,708
Collateral	1,551	1,733
Home equity line of credit	169,507	169,768
Revolving credit	77	99
Resort	837	929
Total loans	2,283,801	2,135,035
Net deferred loan costs	4,165	3,842
Loans	2,287,966	2,138,877
Allowance for loan losses	(19,581)	(18,960)
Loans, net	$2,268,385	$2,119,917

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the three and six months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30, 2015
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	period	Charge-offs	Recoveries	loan losses	end of period
(Dollars in thousands)
Real estate:
Residential	$4,383	$(45)	$16	$98	$4,452
Commercial	8,917	(213)	-	297	9,001
Construction	472	-	-	(111)	361
Installment	40	(1)	-	(3)	36
Commercial	3,427	(18)	-	336	3,745
Collateral	-	-	-	-	-
Home equity line of credit	1,993	-	-	(7)	1,986
Revolving credit	-	(59)	6	53	-
Resort	-	-	-	-	-
	$19,232	$(336)	$22	$663	$19,581

	For the Three Months Ended June 30, 2014
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	period	Charge-offs	Recoveries	loan losses	end of period
(Dollars in thousands)
Real estate:
Residential	$3,760	$(123)	$1	$(7)	$3,631
Commercial	8,601	-	1	180	8,782
Construction	927	-	-	(27)	900
Installment	42	(3)	-	2	41
Commercial	2,847	(1)	6	237	3,089
Collateral	-	-	-	-	-
Home equity line of credit	1,453	-	-	15	1,468
Revolving credit	-	(12)	2	10	-
Resort	1	-	-	-	1
	$17,631	$(139)	$10	$410	$17,912

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2015
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	period	Charge-offs	Recoveries	loan losses	end of period
(Dollars in thousands)
Real estate
Residential	$4,382	$(193)	$16	$247	$4,452
Commercial	8,949	(213)	-	265	9,001
Construction	478	-	-	(117)	361
Installment	41	(3)	-	(2)	36
Commercial	3,250	(20)	-	515	3,745
Collateral	-	-	-	-	-
Home equity line of credit	1,859	(138)	-	265	1,986
Revolving credit	-	(121)	15	106	-
Resort	1	-	-	(1)	-
	$18,960	$(688)	$31	$1,278	$19,581

	For the Six Months Ended June 30, 2014
	Balance at			Provision for
	beginning of			(Reduction)	Balance at
	period	Charge-offs	Recoveries	loan losses	end of period
(Dollars in thousands)
Real estate
Residential	$3,647	$(262)	$1	$245	$3,631
Commercial	8,253	(93)	1	621	8,782
Construction	1,152	-	-	(252)	900
Installment	48	(3)	-	(4)	41
Commercial	3,746	(955)	13	285	3,089
Collateral	-	-	-	-	-
Home equity line of credit	1,465	-	-	3	1,468
Revolving credit	-	(26)	7	19	-
Resort	3	-	-	(2)	1
	$18,314	$(1,339)	$22	$915	$17,912

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$11,567	$136	$11,791	$285
Commercial	16,897	48	19,051	233
Construction	4,719	-	4,719	-
Installment	277	8	251	8
Commercial	4,643	202	5,680	225
Collateral	-	-	-	-
Home equity line of credit	1,035	-	1,031	-
Revolving Credit	-	-	-	-
Resort	837	-	929	1
	39,975	394	43,452	752

Loans collectively evaluated for impairment:
Real estate:
Residential	$881,544	$4,316	$819,630	$4,097
Commercial	800,554	8,953	745,501	8,716
Construction	38,139	361	52,652	478
Installment	2,807	28	3,093	33
Commercial	354,847	3,543	303,980	3,025
Collateral	1,551	-	1,733	-
Home equity line of credit	168,472	1,986	168,737	1,859
Revolving Credit	77	-	99	-
Resort	-	-	-	-
	2,247,991	19,187	2,095,425	18,208
Total	$2,287,966	$19,581	$2,138,877	$18,960

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at June 30, 2015 and December 31, 2014:

	June 30, 2015
									Past Due 90
	30-59 Days		60-89 Days		> 90 Days				Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	17	$3,122	4	$942	17	$6,366	38	$10,430	$-
Commercial	-	-	-	-	3	1,086	3	1,086	-
Construction	-	-	-	-	1	187	1	187	-
Installment	2	11	-	-	1	30	3	41	-
Commercial	4	199	-	-	3	70	7	269	-
Collateral	6	58	-	-	-	-	6	58	-
Home equity line of credit	1	65	-	-	7	1,050	8	1,115	-
Demand	1	58	-	-	-	-	1	58	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	31	$3,513	4	$942	32	$8,789	67	$13,244	$-

	December 31, 2014
									Past Due 90
	30-59 Days		60-89 Days		> 90 Days				Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	16	$3,599	6	$1,263	16	$6,819	38	$11,681	$-
Commercial	2	348	-	-	3	1,979	5	2,327	-
Construction	-	-	-	-	1	187	1	187	-
Installment	3	69	2	82	2	33	7	184	-
Commercial	1	40	1	4	7	550	9	594	-
Collateral	9	99	-	-	-	-	9	99	-
Home equity line of credit	3	202	1	349	5	389	9	940	-
Demand	1	67	-	-	-	-	1	67	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	35	$4,424	10	$1,698	34	$9,957	79	$16,079	$-

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned.  The following table lists nonperforming assets at:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans:
Real estate:
Residential	$8,678	$9,706
Commercial	1,206	2,112
Construction	187	187
Installment	142	155
Commercial	1,686	2,268
Collateral	-	-
Home equity line of credit	1,074	1,040
Demand	-	-
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	12,973	15,468
Loans 90 days past due and still accruing	-	-
Other real estate owned	2,079	400
Total nonperforming assets	$15,052	$15,868

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$10,425	$11,543	$-	$5,862	$6,286	$-
Commercial	13,953	13,995	-	13,804	13,828	-
Construction	4,719	4,965	-	4,719	4,965	-
Installment	250	264	-	220	232	-
Commercial	4,085	4,199	-	3,527	3,584	-
Collateral	-	-	-	-	-	-
Home equity line of credit	1,035	1,048	-	1,031	1,264	-
Revolving Credit	-	-	-	-	-	-
Resort	837	837	-	-	-	-
Total	35,304	36,851	-	29,163	30,159	-

Impaired loans with a valuation allowance:
Real estate:
Residential	1,142	1,158	136	5,929	6,848	285
Commercial	2,944	2,944	48	5,247	5,523	233
Construction	-	-	-	-	-	-
Installment	27	27	8	31	31	8
Commercial	558	675	202	2,153	2,266	225
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	929	929	1
Total	4,671	4,804	394	14,289	15,597	752
Total impaired loans	$39,975	$41,655	$394	$43,452	$45,756	$752

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2015	2015	2015	2014	2014	2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(Dollars in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$7,934	$26	$53	$6,895	$20	$43
Commercial	14,016	147	289	16,844	174	429
Construction	3,586	34	68	140	-	-
Installment	230	4	7	143	3	7
Commercial	3,879	26	55	3,658	27	84
Collateral	-	-	-	-	-	-
Home equity line of credit	953	-	2	470	-	-
Revolving Credit	-	-	-	-	-	-
Resort	859	7	14	-	-	-
Total	31,457	244	488	28,150	224	563

Impaired loans with a valuation allowance:
Real estate:
Residential	3,652	9	18	5,275	7	27
Commercial	4,674	35	87	4,080	15	47
Construction	-	-	-	47	-	-
Installment	29	-	-	28	-	-
Commercial	1,417	5	10	2,717	30	53
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	1,175	8	19
Total	9,772	49	115	13,322	60	146
Total impaired loans	$41,229	$293	$603	$41,472	$284	$709

There was no interest income recognized on a cash basis method of accounting for the three and six months ended June 30, 2015 and 2014.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at June 30, 2015 and December 31, 2014:

	June 30, 2015
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate:
Residential	14	$2,308	11	$5,664	25	$7,972
Commercial	5	7,207	-	-	5	7,207
Construction	1	4,532	1	187	2	4,719
Installment	5	243	1	35	6	278
Commercial	7	2,365	8	1,615	15	3,980
Collateral	-	-	-	-	-	-
Home equity line of credit	3	153	-	-	3	153
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1	837	-	-	1	837
Total	36	$17,645	21	$7,501	57	$25,146

	December 31, 2014
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate:
Residential	11	$1,849	10	$5,608	21	$7,457
Commercial	7	8,359	-	-	7	8,359
Construction	1	4,532	1	187	2	4,719
Installment	4	212	1	39	5	251
Commercial	8	2,783	5	1,621	13	4,404
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	2	126	2	126
Demand	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	1	929	-	-	1	929
Total	32	$18,664	19	$7,581	51	$26,245

The recorded investment balance of TDRs approximated $25.1 million and $26.2 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $17.6 million and $18.7 million while TDRs on nonaccrual status were $7.5 million and $7.6 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, 100% of the accruing TDRs have been performing in accordance with the restructured terms.  At June 30, 2015 and December 31, 2014, the allowance for loan losses included specific reserves of $377,000 and $592,000 related to TDRs, respectively. For the six months ended June 30, 2015 and 2014, the Bank had charge-offs totaling $204,000 and $982,000, respectively, related to portions of TDRs deemed to be uncollectible.  The Bank may provide additional funds to borrowers in TDR status.  The amount of additional funds available to borrowers in TDR status was $390,000 and $206,000 at June 30, 2015 and December 31, 2014, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(Dollars in thousands)	Modifications	Modification	Modification (1)	Modifications	Modification	Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	5	$922	$922	6	$1,043	$1,042
Commercial	-	-	-	1	493	490
Installment	-	-	-	1	44	43
Commercial	2	34	34	3	132	131
Home equity line of credit	1	26	26	3	153	153
Total	8	$982	$982	14	$1,865	$1,859

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(Dollars in thousands)	Modifications	Modification	Modification (1)	Modifications	Modification	Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	2	$278	$278	9	$1,463	$1,450
Installment	1	17	17	1	17	17
Commercial	2	283	283	4	3,763	3,759
Total	5	$578	$578	14	$5,243	$5,226

(1)   The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.  TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015
			Adjusted
	Number of	Extended	Interest	Combination
(Dollars in thousands)	Modifications	Maturity	Rates	of Rate and	Other	Total
Real estate
Residential	5	$-	$-	$-	$922	$922
Commercial	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Commercial	2	-	-	34	-	34
Home equity line of credit	1	-	-	-	26	26
Total	8	$-	$-	$34	$948	$982

	For the Six Months Ended June 30, 2015
			Adjusted
	Number of	Extended	Interest	Combination
(Dollars in thousands)	Modifications	Maturity	Rates	of Rate and	Other	Total
Real estate
Residential	6	$-	$-	$-	$1,042	$1,042
Commercial	1	-	-	-	490	490
Installment	1	-	-	-	43	43
Commercial	3	-	-	34	97	131
Home equity line of credit	3	-	-	-	153	153
Total	14	$-	$-	$34	$1,825	$1,859

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended June 30, 2014
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real Estate
Residential	2	$-	$-	$-	$278	$278
Installment	1	-	-	-	17	17
Commercial	2	241	-	-	42	283
Total	5	$241	$-	$-	$337	$578

	For the Six Months Ended June 30, 2014
			Adjusted	Combination
	Number of	Extended	Interest	of Rate and
(Dollars in thousands)	Modifications	Maturity	Rates	Maturity	Other	Total
Real estate
Residential	9	$-	$-	$-	$1,450	$1,450
Installment	1	-	-	-	17	17
Commercial	4	2,621	-	-	1,138	3,759
Total	14	$2,621	$-	$-	$2,605	$5,226

A TDR is considered to be in re-default once it is more than 30 days past due following a modification.  There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date during the three and six months ended June 30, 2015.  The following loans defaulted and had been modified as a TDR during the twelve month period preceding the default date during the three and six months ended June 30, 2014.

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

Loans rated 1 – 5, 55:	Commercial loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6:	Residential, Consumer and Commercial loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7:	Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8:	Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:	Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$877,474	$1,488	$9,414	$-	$888,376
Commercial	796,600	11,413	9,942	-	817,955
Construction	38,139	-	4,719	-	42,858
Installment	2,922	38	143	-	3,103
Commercial	339,470	5,180	14,703	184	359,537
Collateral	1,551	-	-	-	1,551
Home equity line of credit	168,046	302	1,159	-	169,507
Revolving Credit	77	-	-	-	77
Resort	837	-	-	-	837
Total Loans	$2,225,116	$18,421	$40,080	$184	$2,283,801

	December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$815,209	$488	$11,308	$-	$827,005
Commercial	741,278	12,550	11,238	-	765,066
Construction	51,947	705	4,719	-	57,371
Installment	3,113	41	202	-	3,356
Commercial	285,185	14,754	9,557	212	309,708
Collateral	1,733	-	-	-	1,733
Home equity line of credit	168,238	302	1,228	-	169,768
Revolving Credit	99	-	-	-	99
Resort	929	-	-	-	929
Total Loans	$2,067,731	$28,840	$38,252	$212	$2,135,035

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $3.4 million and $3.3 million at June 30, 2015 and December 31, 2014, respectively, and the balance is included in prepaid expenses and other assets in the accompanying condensed Consolidated Statements of Financial Condition.  The fair value of mortgage servicing rights approximated $3.9 million and $3.6 million at June 30, 2015 and December 31, 2014, respectively.  Total loans sold with servicing rights retained were $36.1 million and $21.8 million for the six months ended June 30, 2015 and 2014, respectively.  The net gain on loans sold totaled $932,000 and $439,000 for the six months ended June 30, 2015 and 2014, respectively, and is included in the accompanying condensed Consolidated Statements of Operations.

The principal balance of loans serviced for others, which are not included in the accompanying condensed Consolidated Statements of Financial Condition, totaled $347.6 million and $335.2 million at June 30, 2015 and December 31, 2014, respectively.  Loan servicing fees for others totaling $426,000 and $375,000 for the six months ended June 30, 2015 and 2014, respectively, are included as a component of other noninterest income in the accompanying condensed Consolidated Statements of Operations.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at June 30, 2015 and December 31, 2014.  The Company has access to a pre-approved unsecured line of credit with a financial institution totaling $20.0 million, which was undrawn at June 30, 2015 and December 31, 2014.  The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on September 30, 2015.  The line was undrawn at June 30, 2015 and December 31, 2014.  The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit.  The Company is in compliance with these collateral requirements.

FHLBB advances totaled $400.7 million and $401.7 million at June 30, 2015 and December 31, 2014, respectively.  Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $874.6 million and $812.8 million at June 30, 2015 and December 31, 2014, respectively. The Company has available borrowings of $125.9 million and $122.5 million at June 30, 2015 and December 31, 2014, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $77.7 million and $71.0 million on an overnight basis at June 30, 2015 and December 31, 2014, respectively, and was undrawn as of June 30, 2015 and December 31, 2014. The funding arrangement was collateralized by $147.8 million and $141.6 million in pledged commercial real estate loans as of June 30, 2015 and December 31, 2014, respectively.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Bank has a Master Repurchase Agreement borrowing facility with a broker.  Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities with a fair value of $11.6 million and $23.0 million at June 30, 2015 and December 31, 2014, respectively.  Outstanding borrowings totaled $10.5 million and $21.0 million at June 30, 2015 and December 31, 2014, respectively.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements.  The Bank had repurchase liabilities outstanding of $56.0 million and $49.0 million at June 30, 2015 and December 31, 2014, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $63.4 million and $74.4 million as of June 30, 2015 and December 31, 2014, respectively.

8.	Deposits

Deposit balances are as follows:

	June 30,	December 31,
	2015	2014
(Dollars in thousands)
Noninterest-bearing demand deposits	$377,092	$330,524
Interest-bearing
NOW accounts	425,789	355,412
Money market	430,558	470,991
Savings accounts	220,154	210,892
Time deposits	424,447	365,222
Total interest-bearing deposits	1,500,948	1,402,517
Total deposits	$1,878,040	$1,733,041

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers.  The Company also has established a relationship for brokered deposits.  There were brokered deposits totaling $52.2 million and $-0- at June 30, 2015 and December 31, 2014, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $88.3 million and $83.4 million at June 30, 2015 and December 31, 2014, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9.           Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)
Service cost	$-	$-	$14	$15
Interest cost	259	256	30	37
Expected return on plan assets	(362)	(335)	-	-
Amortization:
Loss	176	76	3	5
Prior service cost	-	-	(13)	(13)
Net periodic benefit cost	$73	$(3)	$34	$44

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)
Service cost	$-	$-	$29	$30
Interest cost	518	511	61	73
Expected return on plan assets	(724)	(670)	-	-
Amortization:	-		-
Loss	354	153	6	9
Prior service cost	-	-	(25)	(25)
Net periodic benefit cost	$148	$(6)	$71	$87

The Company’s non-contributory defined-benefit pension plan and certain defined benefit postretirement plans were frozen as of February 28, 2013 and no additional benefits will accrue.

The Company has contributed a total of $1.0 million to the qualified defined benefit plan for the year ended December 31, 2015. Since the supplemental plan and the postretirement benefit plans are unfunded, the Company accrues for the estimated costs of these plans through charges to expense during the year that employees render service. The Company makes contributions to cover the current benefits paid under these plans.

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At June 30, 2015, the loan had an outstanding balance of $13.0 million and an interest rate of 4.25%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $718,000 and $740,000 for the six months ended June 30, 2015 and 2014, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Shares held by the ESOP include the following as of June 30, 2015:

Allocated	381,444
Committed to be released	47,289
Unallocated	1,001,683
1,430,416

The fair value of unallocated ESOP shares was $15.9 million at June 30, 2015.

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of operations. For the six months ended June 30, 2015 and 2014, the Company recorded $1.8 million and $1.4 million of share-based compensation expense, respectively, comprised of $726,000 and $587,000 of stock option expense, respectively and $1.1 million and $857,000 of restricted stock expense, respectively. Expected future compensation expense relating to the 654,684 non-vested options outstanding at June 30, 2015, is $1.4 million over the remaining weighted-average period of 1.45 years. Expected future compensation expense relating to the 252,580 non-vested restricted shares at June 30, 2015, is $1.8 million over the remaining weighted-average period of 1.19 years.

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

Weighted-average assumptions for the six months ended June 30, 2015 and 2014:

	2015	2014
Weighted per share average fair value of options granted	$3.33	$4.27
Weighted-average assumptions:
Risk-free interest rate	1.51%	1.90%
Expected volatility	26.03%	30.56%
Expected dividend yield	1.99%	1.89%
Weighted-average dividend yield	1.25% - 2.59%	1.09% - 2.51%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the six months ended June 30, 2015.

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Stock Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2014	1,671,157	$13.04
Granted	21,000	15.66
Exercised	(21,000)	12.95
Forfeited	(15,600)	12.95
Expired	(1,200)	12.95
Outstanding at June 30, 2015	1,654,357	$13.08	6.96	$4,606

Exercisable at June 30, 2015	999,673	$13.02	6.69	$2,854

The total intrinsic value of options exercised during the three months ended June 30, 2015 was $43,000.

The following is a summary of the status of the Company’s restricted stock for the six months ended June 30, 2015.

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at December 31, 2014	266,884	$12.95
Granted	-	-
Vested	(14,304)	12.95
Forfeited	-	-
Unvested at June 30, 2015	252,580	$12.95

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of June 30, 2015, the Company maintained a cash balance of $7.0 million with a correspondent bank to collateralize its position. As of June 30, 2015, the Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

Credit-risk-related Contingent Features

The Company’s agreements with its derivative counterparties contain the following provisions:

•	if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations;

•	if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions, and the Company would be required to settle its obligations under the agreements;

•	if the Company fails to maintain a specified minimum leverage ratio, then the Company could be declared in default on its derivative obligations; and

•	if a specified event or condition occurs that materially changes the Company’s creditworthiness in an adverse manner, it may be required to fully collateralize its obligations under the derivative instrument.

The Company is in compliance with the above provisions as of June 30, 2015.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		June 30, 2015			December 31, 2014
	Consolidated			Estimated			Estimated
	Balance Sheet	# of	Notional	Fair	# of	Notional	Fair
(Dollars in thousands)	Location	Instruments	Amount	Values	Instruments	Amount	Values
Commercial loan customer interest rate swap position	Other Assets	$44	$184,680	$6,392	43	$174,884	$7,167
Commercial loan customer interest rate swap position	Other Liabilities	13	54,996	(738)	8	27,988	(431)
Counterparty interest rate swap position	Other Liabilities	57	239,676	(5,726)	51	202,872	(6,821)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying condensed consolidated statements of operations as follows:

	For The Three Months Ended June 30,
	2015			2014
		MTM (Loss)			MTM (Loss)
	Interest Income	Gain Recorded		Interest Income	Gain Recorded
	Recorded in	in Noninterest		Recorded in	in Noninterest
	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(1,160)	$(4,078)	$(5,238)	$(860)	$1,048	$188
Counterparty interest rate swap position	1,160	4,078	5,238	860	(1,048)	(188)
Total	$-	$-	$-	$-	$-	$-

	For The Six Months Ended June 30,
	2015			2014
		MTM (Loss)			MTM (Loss)
	Interest Income	Gain Recorded		Interest Income	Gain Recorded
	Recorded in	in Noninterest		Recorded in	in Noninterest
	Interest Income	Income	Net Impact	Interest Income	Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(2,337)	$(775)	$(3,112)	$(1,715)	$1,384	$(331)

Counterparty interest rate swap position	2,337	775	3,112	1,715	(1,384)	331
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2015, the notional amount of outstanding rate locks totaled approximately $17.6 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $18.5 million, which included mandatory forward commitments totaling approximately $13.2 million at June 30, 2015. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.           Offsetting of Financial Assets and Liabilities

The following table presents the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of June 30, 2015, disaggregated by the class of collateral pledged.

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S. Government agency obligations	$—	$—	$6,000	$6,000
Government sponsored residential
mortgage-backed securities	—	—	4,500	4,500
Total repurchase agreement borrowings	—	—	10,500	10,500
Repurchase liabilities
U.S. Government agency obligations	54,613	—	—	54,613
Government sponsored residential
mortgage-backed securities	1,428	—	—	1,428
Total repurchase liabilities	56,041	—	—	56,041
Total	$56,041	$—	$10,500	$66,541

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreements should the Company be in default (e.g., fail to make an interest payment to the counterparty). The collateral is held by a third party financial institution in the Company’s trustee account. The counterparty has the right to sell or repledge the investment securities if the Company defaults. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization in the event of counterparty default.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table presents the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at June 30, 2015 and December 31, 2014:

	June 30, 2015
				Gross Amounts Not Offset in the Statement of
				Financial Condition
		Gross Amounts	Net Amounts of
	Gross Amount	Offset in the	Assets Presented in		Securities	Cash
	of Recognized	Statement of	the Statement of	Financial	Collateral	Collateral	Net
	Assets	Financial Condition	Financial Condition	Instruments	Received	Received	Amount
(Dollars in thousands)
Interest rate swap derivatives	$6,392	$-	$6,392	$-	$-	$6,392	$-
Total	$6,392	$-	$6,392	$-	$-	$6,392	$-

	June 30, 2015
				Gross Amounts Not Offset in the Statement of
				Financial Condition
		Gross Amounts	Net Amounts of
	Gross Amount	Offset in the	Liabilities Presented		Securities	Cash
	of Recognized	Statement of	in the Statement of	Financial	Collateral	Collateral	Net
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Pledged	Amount
(Dollars in thousands)
Interest rate swap derivatives	$6,464	$-	$6,464	$-	$-	$6,464	$-
Repurchase agreement
borrowings	10,500	-	10,500	-	10,500	-	-
Total	$16,964	$-	$16,964	$-	$10,500	$6,464	$-

	December 31, 2014
				Gross Amounts Not Offset in the Statement of
				Financial Condition
		Gross Amounts	Net Amounts of
	Gross Amount	Offset in the	Assets Presented in		Securities	Cash
	of Recognized	Statement of	the Statement of	Financial	Collateral	Collateral	Net
	Assets	Financial Condition	Financial Condition	Instruments	Received	Received	Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,167	$-	$7,167	$-	$-	$6,750	$417
Total	$7,167	$-	$7,167	$-	$-	$6,750	$417

	December 31, 2014
				Gross Amounts Not Offset in the Statement of
				Financial Condition
		Gross Amounts	Net Amounts of
	Gross Amount	Offset in the	Liabilities Presented		Securities	Cash
	of Recognized	Statement of	in the Statement of	Financial	Collateral	Collateral	Net
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Pledged	Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,252	$-	$7,252	$-	$-	$6,750	$502
Repurchase agreement
borrowings	21,000	-	21,000	-	21,000	-	-
Total	$28,252	$-	$28,252	$-	$21,000	$6,750	$502

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

	June 30,	December 31,
	2015	2014
(Dollars in thousands)
Approved loan commitments	$114,347	$33,737
Unadvanced portion of construction loans	25,612	41,604
Unused lines for home equity loans	180,622	173,493
Unused revolving lines of credit	371	367
Unused commercial letters of credit	4,005	4,028
Unused commercial lines of credit	177,513	190,247
	$502,470	$443,476

Financial instruments with off-balance sheet risk had a valuation allowance of $437,000 and $440,000 as of June 30, 2015 and December 31, 2014, respectively.

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

At June 30, 2015 and December 31, 2014, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

15.       Fair Value Measurements

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. In accordance with FASB ASC 820-10, the fair value estimates are measured within the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820-10 are described as follows:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the six months ended June 30, 2015 and 2014.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, U.S. Government agency obligations and marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, trust preferred debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at June 30, 2015 and December 31, 2014.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy.  The Company recognized a gain of $126,000 and $2,000 for the six months ended June 30, 2015 and 2014, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations.

First Connecticut Bancorp, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2015
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$63,927	$63,927	$-	$-
U.S. Government agency obligations	67,117	67,117	-	-
Government sponsored residential
mortgage-backed securities	6,161	-	6,161	-
Corporate debt securities	1,070	-	1,070	-
Preferred equity securities	1,624	-	1,624	-
Marketable equity securities	156	156	-	-
Mutual funds	3,744	-	3,744	-
Securities available-for-sale	143,799	131,200	12,599	-
Interest rate swap derivative	6,392	-	6,392	-
Derivative loan commitments	127	-	-	127
Forward loan sales commitments	13	-	-	13
Total	$150,331	$131,200	$18,991	$140

Liabilities
Interest rate swap derivative	$6,464	$-	$6,464	$-
Total	$6,464	$-	$6,464	$-

	December 31, 2014
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$123,816	$123,816	$-	$-
U.S. Government agency obligations	49,109	49,109	-	-
Government sponsored residential
mortgage-backed securities	6,907	-	6,907	-
Corporate debt securities	1,085	-	1,085	-
Trust preferred debt securities	1,557	-	1,557	-
Preferred equity securities	1,676	-	1,676	-
Marketable equity securities	170	170	-	-
Mutual funds	3,721	-	3,721	-
Securities available-for-sale	188,041	173,095	14,946	-
Interest rate swap derivative	7,167	-	7,167	-
Derivative loan commitments	40	-	-	40
Total	$195,248	$173,095	$22,113	$40

Liabilities
Interest rate swap derivative	$7,252	$-	$7,252	$-
Forward loan sales commitments	26	-	-	26
Total	$7,278	$-	$7,252	$26

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)
Balance, at beginning of period	$144	$96	$14	$47
Total realized gain (loss):
Included in earnings	(4)	(46)	126	3
Balance, at the end of period	$140	$50	$140	$50

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

		June 30, 2015
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$140	Adjusted quoted prices in active markets	Embedded servicing value	1.19%

		December 31, 2014
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$14	Adjusted quoted prices in active markets	Embedded servicing value	1.07%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2015			December 31, 2014
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$3,106	$-	$-	$1,647
Other real estate owned	-	-	1,149	-	-	-

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

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements.  Upon foreclosure, the property securing the loan is written down to fair value less selling costs.  The write down is based upon the difference between the appraised value and the book value.  Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy.  As appraisals on foreclosed real estate are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of June 30, 2015 and December 31, 2014.

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

June 30, 2015
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs
Impaired loans	$3,106	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%
Other real estate owned	$1,149	Appraisals	Discount for costs to sell	5% - 10%	7.5%

December 31, 2014
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$1,647	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing.  These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.5 million and $2.7 million at June 30, 2015 and December 31, 2014, respectively.  The Company recognized a $113,000 and $41,000 other-than-temporary impairment charge on its limited partnerships for the six months ended June 30, 2015 and 2014, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Operations.  The Company has $692,000 in unfunded commitments remaining for its alternative investments as of June 30, 2015.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		June 30, 2015		December 31, 2014
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$34,366	$34,445	$16,224	$16,416
Securities available-for-sale	See previous table	143,799	143,799	188,041	188,041
Loans	Level 3	2,287,966	2,275,898	2,135,035	2,130,994
Loans held-for-sale	Level 2	7,550	7,593	2,417	2,469
Mortgage servicing rights	Level 3	3,352	3,907	3,336	3,572
Federal Home Loan Bank of Boston stock	Level 2	21,496	21,496	19,785	19,785
Alternative investments	Level 3	2,518	2,447	2,694	2,695
Interest rate swap derivatives	Level 2	6,392	6,392	7,167	7,167
Forward loan sales commitments	Level 3	13	13	-	-
Derivative loan commitments	Level 3	127	127	40	40

Financial liabilities
Deposits other than time deposits	Level 1	1,453,593	1,453,593	1,367,819	1,367,819
Time deposits	Level 2	424,447	427,997	365,222	368,974
Federal Home Loan Bank of Boston advances	Level 2	400,700	400,464	401,700	400,226
Repurchase agreement borrowings	Level 2	10,500	11,147	21,000	21,669
Repurchase liabilities	Level 2	56,041	56,042	48,987	48,986
Interest rate swap derivatives	Level 2	6,464	6,464	7,252	7,252
Forward loan sales commitments	Level 3	-	-	26	26

16.      Regulatory Matters

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Management believes, as of June 30, 2015 and December 31, 2014 that the Company and the Bank meet all capital adequacy requirements to which they are subject.  The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2015.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides information on the capital amounts and ratios for the Company and the Bank:

					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmington Bank:
At June 30, 2015
Total Capital (to Risk Weighted Assets)	$227,863	11.24%	$162,180	8.00%	$202,725	10.00%
Tier I Capital (to Risk Weighted Assets)	207,845	10.25	121,665	6.00	162,220	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	207,845	10.25	91,249	4.50	131,804	6.50
Tier I Leverage Capital (to Average Assets)	207,845	8.09	102,766	4.00	128,458	5.00

At December 31, 2014
Total Capital (to Risk Weighted Assets)	$220,616	11.65%	$151,496	8.00%	$189,370	10.00%
Tier I Capital (to Risk Weighted Assets)	201,216	10.63	75,716	4.00	113,574	6.00
Tier I Leverage Capital (to Average Assets)	201,216	8.25	97,559	4.00	121,949	5.00

First Connecticut Bancorp, Inc.:
At June 30, 2015
Total Capital (to Risk Weighted Assets)	$266,115	13.11%	$162,389	8.00%	$202,986	10.00%
Tier I Capital (to Risk Weighted Assets)	246,097	12.12	121,830	6.00	162,440	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	246,097	12.12	91,373	4.50	131,983	6.50
Tier I Leverage Capital (to Average Assets)	246,097	9.57	102,862	4.00	128,577	5.00

At December 31, 2014
Total Capital (to Risk Weighted Assets)	$260,157	13.73%	$151,585	8.00%	$189,481	10.00%
Tier I Capital (to Risk Weighted Assets)	240,757	12.70	75,829	4.00	113,743	6.00
Tier I Leverage Capital (to Average Assets)	240,757	9.86	97,670	4.00	122,088	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

17.     Other Comprehensive Income

The following table presents a reconciliation of the changes in components of other comprehensive income for years indicated, including the amount of income tax expense allocated to each component of other comprehensive income:

	For the Three Months Ended June 30, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(2,793)	$983	$(1,810)
Less: net security gains reclassified into other noninterest income	1,250	(440)	810
Net change in fair value of securities available-for-sale	(1,543)	543	(1,000)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	29	(10)	19
Total other comprehensive loss	$(1,514)	$533	$(981)

	For the Three Months Ended June 30, 2014
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$161	$(55)	$106
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	161	(55)	106
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	86	(29)	57
Total other comprehensive income	$247	$(84)	$163

	For the Six Months Ended June 30, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(2,975)	$1,047	$(1,928)
Less: net security gains reclassified into other noninterest income	1,523	(536)	987
Net change in fair value of securities available-for-sale	(1,452)	511	(941)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	191	(67)	124
Total other comprehensive loss	$(1,261)	$444	$(817)

	For the Six Months Ended June 30, 2014
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$297	$(101)	$196
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	297	(101)	196
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	142	(48)	94
Total other comprehensive income	$439	$(149)	$290

(1)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

18.     Legal Actions

The Company and its subsidiary are involved in various legal proceedings which have arisen in the normal course of business. The Company believes the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

19.     Subsequent Event

The Company foreclosed on a property recorded at fair value less costs to sell resulting in a $213,000 charge-off for the three months ended June 30, 2015. The foreclosed real estate was subsequently sold on July 24, 2015 at a pre-tax gain of $557,000.

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

●	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of June 30, 2015 our total risk-based capital ratio was 13.11%.

●	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

●	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

●	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

●	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

●	Continue expansion through de novo branching. We recently expanded into western Massachusetts with two de novo branches planned to open in 2015.

●	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

●	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2015.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at June 30, 2015 and December 31, 2014.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2015 and December 31, 2014, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc. This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation. As a result, approximately $5.0 million of charitable contribution carryforward remains at June 30, 2015 resulting in a deferred tax asset of approximately $1.8 million. The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016. Therefore, no valuation allowance has been recorded against this deferred tax asset. Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next two years. The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At June 30, 2015 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through 2014. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of June 30, 2015, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. As of June 30, 2015, our net deferred tax asset was $16.5 million and there was no valuation allowance.

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

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before January 1, 1993 become eligible for the benefits if they retire after reaching age 62 with fifteen or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. The Company accrues for the estimated costs of these other post-retirement benefits through charges to expense during the years that employees render service. The Company makes contributions to cover the current benefits paid under this plan. The Company believes the policy for determining pension and other post-retirement benefit expenses is critical because judgments are required with respect to the appropriate discount rate, rate of return on assets and other items. The Company reviews and updates the assumptions annually. If the Company’s estimate of pension and post-retirement expense is too low it may experience higher expenses in the future, reducing its net income. If the Company’s estimate is too high, it may experience lower expenses in the future, increasing its net income.

 Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Our total assets increased $140.9 million or 5.7%, to $2.6 billion at June 30, 2015, from $2.5 billion at December 31, 2014, primarily due to an increase of $149.1 million in loans offset by a $26.1 million decrease in securities.

Our investment portfolio totaled $178.2 million or 6.8% of total assets and $204.3 million or 8.2% of total assets at June 30, 2015 and December 31, 2014, respectively. Available-for-sale investment securities totaled $143.8 million at June 30, 2015 compared to $188.0 million at December 31, 2014. Securities held-to-maturity increased $18.1 million to $34.4 million at June 30, 2015 from $16.2 million at December 31, 2014 as a result of purchasing U.S. Government agency obligations. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Loans increased $149.1 million or 7.0% at June 30, 2015 to $2.3 billion compared to December 31, 2014 primarily driven by increases in commercial loans, commercial real estate loans and residential real estate loans which, combined, increased $164.1 million, offset by a $14.5 million decrease in construction real estate. The allowance for loan losses increased $621,000 or 3.3% to $19.6 million at June 30, 2015 from $19.0 million at December 31, 2014. At June 30, 2015, the allowance for loan losses represented 0.86% of total loans and 150.94% of non-performing loans, compared to 0.89% of total loans and 122.58% of non-performing loans as of December 31, 2014.

Total liabilities increased $136.3 million, or 6.1%, to $2.4 billion at June 30, 2015 compared to $2.3 billion at December 31, 2014, primarily due to increases in deposits offset by decreases in borrowings. Deposits increased $145.0 million or 8.4% to $1.9 billion at June 30, 2015 which includes increases in interest-bearing deposits of $98.4 million primarily due to municipal and brokered deposits and increases in non-interest bearing deposits of $46.6 million due to our continued efforts to obtain more individual, commercial and municipal account relationships. We entered the brokered deposit market during the quarter with balances totaling $52.2 million at June 30, 2015. Federal Home Loan Bank of Boston advances decreased slightly to $400.7 million at June 30, 2015 from $401.7 million at December 31, 2014 as we used the increase in municipal and brokered deposits to fund our organic loan growth.

Stockholders’ equity increased $4.5 million to $239.1 million compared to December 31, 2014 primarily due to $6.0 million in net income. The Company paid cash dividends totaling $1.6 million or $0.10 per share as of June 30, 2015. During the six months ended June 30, 2015, the Company repurchased 124,431 shares of common stock at an average price per share of $14.82 at a total cost of $1.8 million. Repurchased shares are held as treasury stock and will be available for general corporate purposes.

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

	For The Three Months Ended June 30,
	2015			2014
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends (1)	Cost	Balance	Dividends (1)	Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,241,447	$19,949	3.57%	$1,907,900	$17,633	3.71%
Securities	178,780	478	1.07%	167,199	355	0.85%
Federal Home Loan Bank of Boston stock	20,310	86	1.70%	14,744	49	1.33%
Federal funds and other earning assets	10,032	5	0.20%	3,567	2	0.22%
Total interest-earning assets	2,450,569	20,518	3.36%	2,093,410	18,039	3.46%
Noninterest-earning assets	121,820			100,339
Total assets	$2,572,389			$2,193,749

Interest-bearing liabilities:
NOW accounts	$454,532	$310	0.27%	$332,597	$185	0.22%
Money market	435,749	798	0.73%	414,774	754	0.73%
Savings accounts	217,651	57	0.11%	204,218	42	0.08%
Certificates of deposit	392,941	975	1.00%	335,391	730	0.87%
Total interest-bearing deposits	1,500,873	2,140	0.57%	1,286,980	1,711	0.53%
Federal Home Loan Bank of Boston Advances	366,460	804	0.88%	259,980	368	0.57%
Repurchase agreement borrowings	10,500	92	3.51%	21,000	179	3.42%
Repurchase liabilities	52,043	29	0.22%	53,159	32	0.24%
Total interest-bearing liabilities	1,929,876	3,065	0.64%	1,621,119	2,290	0.57%
Noninterest-bearing deposits	348,857			303,473
Other noninterest-bearing liabilities	52,831			36,890
Total liabilities	2,331,564			1,961,482
Stockholders' equity	240,825			232,267
Total liabilities and stockholders' equity	$2,572,389			$2,193,749

Tax-equivalent net interest income		$17,453			$15,749
Less: tax-equivalent adjustment		(354)			(185)
Net interest income		$17,099			$15,564

Net interest rate spread (2)			2.72%			2.89%
Net interest-earning assets (3)	$520,693			$472,291
Net interest margin (4)			2.86%			3.02%
Average interest-earning assets to average interest-bearing liabilities		126.98%			129.13%

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

	Three Months Ended June 30,
	2015 vs. 2014
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$2,989	$(673)	$2,316
Investment securities	26	97	123
Federal Home Loan Bank of Boston stock	21	16	37
Federal funds and other interest-earning assets	3	-	3
Total interest-earning assets	3,039	(560)	2,479

Interest-bearing liabilities:
NOW accounts	77	48	125
Money market	38	6	44
Savings accounts	3	12	15
Certificates of deposit	135	110	245
Total interest-bearing deposits	253	176	429
Federal Home Loan Bank of Boston advances	186	250	436
Repurchase agreement borrowing	(92)	5	(87)
Repurchase liabilities	(1)	(2)	(3)
Total interest-bearing liabilities	346	429	775
Increase in net interest income	$2,693	$(989)	$1,704

Summary of Operating Results for the Three Months Ended June 30, 2015 and 2014

The following discussion provides a summary and comparison of our operating results for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Net interest income	$17,099	$15,564	$1,535	9.9%
Provision for loan losses	663	410	253	61.7
Noninterest income	4,074	2,066	2,008	97.2
Noninterest expense	15,597	14,254	1,343	9.4
Income before taxes	4,913	2,966	1,947	65.6
Income tax expense	1,441	776	665	85.7
Net income	$3,472	$2,190	$1,282	58.5%

For the three months ended June 30, 2015, net income increased $1.3 million compared to the three months ended June 30, 2014.  The increase in net income was driven by an increase in net interest income due to organic loan growth, a $2.0 million increase in other noninterest income offset by increases in noninterest expense and income tax expense.

Comparison of Operating Results for the three months ended June 30, 2015 and 2014

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

Net Interest Income:  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $17.1 million and $15.6 million for the three months ended June 30, 2015 and 2014, respectively.  Net interest income increased primarily due to a $333.5 million increase in the average loan balance despite a 14 basis point decrease in the yield on loans.  The yield on average interest-earning assets decreased 10 basis points to 3.36% for the second quarter of 2015 from 3.46% for the prior year quarter.  The decline was primarily due to a 14 basis point decrease in the yield on total average net loans to 3.57%.  The cost of average interest-bearing liabilities increased 7 basis points to 0.64% for the second quarter of 2015. The increase was primarily due to certificate of deposit promotions, entering the brokered deposit market and a 31 basis point increase in Federal Home Loan Bank of Boston advance costs due to an increase in long-term advances which carry higher rates.  Net interest margin decreased to 2.86% in the second quarter of 2015 compared to 3.02% in the prior year quarter.

Interest expense increased $775,000 for the second quarter of 2015 to $3.1 million compared to the prior year quarter.  The average interest-bearing liabilities balance increased $308.8 million and the cost of average interest-bearing liabilities increased 7 basis points to 0.64%.  Average balances of noninterest-bearing deposits grew at a rate of 15.0%, while total average interest-bearing deposits grew at a rate of 16.6% for the second quarter in 2015 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $663,000 and $410,000 for the three months ended June 30, 2015 and 2014, respectively.  The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period.  Net charge-offs in the second quarter of 2015 were $314,000 or 0.06% to average loans (annualized) compared to $129,000 or 0.03% to average loans (annualized) in the prior year quarter.

At June 30, 2015, the allowance for loan losses totaled $19.6 million, or 0.86% of total loans and 150.94% of non-performing loans, compared to an allowance for loan losses of $19.0 million, or 0.89% of total loans and 122.58% of non-performing loans at December 31, 2014.

Noninterest Income: The following table summarizes noninterest income for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,500	$1,317	$183	13.9%
Gain on sales of investments	1,250	-	1,250	100.0
Net gain on loans sold	412	317	95	30.0
Brokerage and insurance fee income	60	49	11	22.4
Bank owned life insurance income	324	281	43	15.3
Other	528	102	426	417.6
Total noninterest income	$4,074	$2,066	$2,008	97.2%

Total noninterest income increased $2.0 million to $4.1 million compared to the prior year quarter primarily due to an $183,000 increase in fees for customer services, a $1.3 million gain on sale of investments due to the sale of a trust preferred security and a $485,000 increase in swap fees.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$9,035	$8,638	$397	4.6%
Occupancy expense	1,272	1,209	63	5.2
Furniture and equipment expense	1,077	1,106	(29)	(2.6)
FDIC assessment	402	321	81	25.2
Marketing	534	509	25	4.9
Other operating expenses	3,277	2,471	806	32.6
Total noninterest expense	$15,597	$14,254	$1,343	9.4%

Noninterest expense increased $1.3 million in the second quarter of 2015 to $15.6 million compared to the prior year quarter primarily due to an increase in salaries and employee benefits and other operating expenses. Salaries and employee benefits increased $397,000 primarily due to costs associated with our expansion into western Massachusetts and growth driven staff increases in our compliance areas.  Other operating expenses increased $806,000 primarily due to $258,000 in non-recurring stock compensation costs related to two directors retiring during the quarter, $149,000 loss on a credit sharing arrangement on a sold loan and a general increase in other costs to support the Bank’s operations.

Income tax expense was $1.4 million in the second quarter of 2015 compared to $776,000 in the prior year quarter.  The increase in income tax expense in the second quarter was primarily due to a $1.9 million increase in income before taxes.

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

	For The Six Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,204,867	$39,322	3.60%	$1,873,082	$34,439	3.71%
Securities	187,385	872	0.94%	163,980	657	0.81%
Federal Home Loan Bank of Boston stock	20,049	165	1.66%	13,944	87	1.26%
Federal funds and other earning assets	11,206	11	0.20%	3,580	6	0.34%
Total interest-earning assets	2,423,507	40,370	3.36%	2,054,586	35,189	3.45%
Noninterest-earning assets	117,203			104,727
Total assets	$2,540,710			$2,159,313

Interest-bearing liabilities:
NOW accounts	$452,227	$631	0.28%	$342,458	$382	0.22%
Money market	458,094	1,768	0.78%	411,983	1,438	0.70%
Savings accounts	213,163	114	0.11%	198,710	97	0.10%
Certificates of deposit	380,291	1,836	0.97%	335,836	1,488	0.89%
Total interest-bearing deposits	1,503,775	4,349	0.58%	1,288,987	3,405	0.53%
Federal Home Loan Bank of Boston Advances	335,607	1,555	0.93%	220,968	687	0.63%
Repurchase agreement borrowings	14,793	255	3.48%	21,000	356	3.42%
Repurchase liabilities	55,257	63	0.23%	57,151	72	0.25%
Total interest-bearing liabilities	1,909,432	6,222	0.66%	1,588,106	4,520	0.57%
Noninterest-bearing deposits	339,911			301,557
Other noninterest-bearing liabilities	52,464			36,758
Total liabilities	2,301,807			1,926,421
Stockholders’ equity	238,903			232,892
Total liabilities and stockholders’ equity	$2,540,710			$2,159,313

Tax-equivalent net interest income		$34,148			$30,669
Less: tax-equivalent adjustment		(674)			(355)
Net interest income		$33,474			$30,314

Net interest rate spread (2)			2.70%			2.88%
Net interest-earning assets (3)	$514,075			$466,480
Net interest margin (4)			2.84%			3.01%
Average interest-earning assets to average interest-bearing liabilities		126.92%			129.37%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30,
	2015 vs. 2014
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$5,944	$(1,061)	$4,883
Investment securities	101	114	215
Federal Home Loan Bank of Boston stock	45	33	78
Federal funds and other interest-earning assets	8	(3)	5
Total interest-earning assets	6,098	(917)	5,181

Interest-bearing liabilities:
NOW accounts	140	109	249
Money market	170	160	330
Savings accounts	7	10	17
Certificates of deposit	207	141	348
Total interest-bearing deposits	524	420	944
Federal Home Loan Bank of Boston advances	446	422	868
Repurchase agreement borrowing	(107)	6	(101)
Repurchase liabilities	(2)	(7)	(9)
Total interest-bearing liabilities	861	841	1,702
Increase in net interest income	$5,237	$(1,758)	$3,479

 Summary of Operating Results for the Six Months Ended June 30, 2015 and 2014

The following discussion provides a summary and comparison of our operating results for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Net interest income	$33,474	$30,314	$3,160	10.4%
Provision for loan losses	1,278	915	363	39.7
Noninterest income	6,738	3,828	2,910	76.0
Noninterest expense	30,534	28,214	2,320	8.2
Income before taxes	8,400	5,013	3,387	67.6
Income tax expense	2,417	1,331	1,086	81.6
Net income	$5,983	$3,682	$2,301	62.5%

For the six months ended June 30, 2015, net income increased $2.3 million compared to the six months ended June 30, 2014. The increase in net income was driven by a $3.2 million increase in net interest income due to organic loan growth, a $2.9 million increase in other noninterest income offset by increases in noninterest expense and income tax expense.

Comparison of Operating Results for the six months ended June 30, 2015 and 2014

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $33.5 million and $30.3 million for the six months ended June 30, 2015 and 2014, respectively. Net interest income increased primarily due to a $331.8 million increase in the average loan balance despite an 11 basis point decrease in the yield on loans. The yield on average interest-earning assets decreased 9 basis points to 3.36% for the six months ended June 30, 2015 from 3.45% for the six months ended June 30, 2014. The decline was primarily due to an 11 basis point decrease in the yield on total average net loans to 3.60%. The cost of average interest-bearing liabilities increased 9 basis points to 0.66% for the six months ended June 30, 2015. The increase was primarily due to money market and certificate of deposit promotions, entering the brokered deposit market and a 30 basis point increase in Federal Home Loan Bank of Boston advance costs due to an increase in long-term advances which carry higher rates. Net interest margin decreased to 2.84% for the six months ended June 30, 2015 compared to 3.01% for the six months ended June 30, 2014.

Interest expense increased $1.7 million for the six months ended June 30, 2015 to $6.2 million compared to the same period a year ago. The average interest-bearing liabilities balance increased $321.3 million and the cost of average interest-bearing liabilities increased 9 basis points to 0.66%. Average balances of noninterest-bearing deposits grew at a rate of 12.7%, while total average interest-bearing deposits grew at a rate of 16.7% for the six months ended June 30, 2015 and 2014, respectively.

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

Management recorded a provision for loan losses of $1.3 million and $915,000 for the six months ended June 30, 2015 and 2014, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs were $657,000 and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. One commercial loan relationship represented the majority of the charge-off in 2014 which was fully reserved in prior years.

At June 30, 2015, the allowance for loan losses totaled $19.6 million, or 0.86% of total loans and 150.94% of non-performing loans, compared to an allowance for loan losses of $19.0 million, or 0.89% of total loans and 122.58% of non-performing loans at December 31, 2014.

Noninterest Income: The following table summarizes noninterest income for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$2,873	$2,508	$365	14.6%
Gain on sales of investments	1,523	-	1,523	100.0
Net gain on loans sold	932	439	493	112.3
Brokerage and insurance fee income	109	93	16	17.2
Bank owned life insurance income	597	563	34	6.0
Other	704	225	479	212.9
Total noninterest income	$6,738	$3,828	$2,910	76.0%

Total noninterest income increased $2.9 million to $6.7 million for the six months ended June 30, 2015 primarily due to a $365,000 increase in fees for customer services, a $1.5 million gain on sale of investments due to the sale of trust preferred securities, a $493,000 increase in gain on sale of fixed-rate residential mortgage loans due to an overall increase in volume and a $485,000 increase in swap fees.

Noninterest Expense: The following table summarizes noninterest expense for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$17,825	$16,926	$899	5.3%
Occupancy expense	2,639	2,558	81	3.2
Furniture and equipment expense	2,113	2,124	(11)	(0.5)
FDIC assessment	814	649	165	25.4
Marketing	943	887	56	6.3
Other operating expenses	6,200	5,070	1,130	22.3
Total noninterest expense	$30,534	$28,214	$2,320	8.2%

Noninterest expense increased $2.3 million to $30.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in salaries and employee benefits, FDIC assessments and other operating expenses. Salaries and employee benefits increased $899,000 primarily due to costs associated with our expansion into western Massachusetts, $93,000 in employee severance and growth driven staff increases in our compliance areas. FDIC assessment increased $165,000 primarily due to the increase in our deposit balances. Other operating expenses increased $1.1 million primarily due to $398,000 in non-recurring stock compensation costs related to two directors retiring during the period, $149,000 loss on a credit sharing arrangement on a sold loan and a general increase in other costs to support the Bank’s operations.

Income tax expense was $2.4 million for the six months ended June 30, 2015 compared to $1.3 million in the prior year quarter. The increase in income tax expense for the six months ended June 30, 2015 was primarily due to a $3.4 million increase in income before taxes.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2015, $43.0 million of our assets were invested in cash and cash equivalents compared to $42.9 million at December 31, 2014. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the six months ended June 30, 2015 and 2014, loan originations and purchases, net of collected principal and loan sales, totaled $151.4 million and $130.5 million, respectively.  Cash received from the sales and maturities of available-for-sale investment securities totaled $162.2 million and $183.8 million for the six months ended June 30, 2015 and 2014, respectively. We purchased $109.0 million and $188.1 million of available-for-sale investment securities during the six months ended June 30, 2015 and 2014, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At June 30, 2015, we had $400.7 million in advances from the FHLBB and an additional available borrowing limit of $125.9 million, compared to $401.7 million in advances from the FHLBB and an additional available borrowing limit of $122.5 million at December 31, 2014, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $656.6 million and $621.3 million at June 30, 2015 and December 31, 2014, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with a financial institution for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at June 30, 2015. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $77.7 million on an overnight basis as of June 30, 2015. The funding arrangement was collateralized by $147.8 million in pledged commercial real estate loans as of June 30, 2015.

We had outstanding commitments to originate loans of $114.3 million and $33.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $388.1 million and $409.7 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, time deposits scheduled to mature in less than one year totaled $246.2 million and $239.6 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with a financial institution, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $77.7 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run at each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At June 30, 2015	At December 31, 2014
100 basis point decrease	(5.93)%	(5.50)%
200 basis point increase	0.83%	1.90%
300 basis point increase	(0.52)%	(0.80)%
400 basis point increase	(2.39)%	(6.10)%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 16, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable.

(b)     Not applicable.

(c)     During the quarter ending June 30, 2015, the Company made the following repurchases of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	3,246	$15.05	784,247	892,205
May 1-31, 2015	98,071	$14.82	882,318	794,134
June 1-30, 2015	13,800	$14.68	896,118	780,334

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its then current outstanding common stock. Shares repurchased under that approval are shown above. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

FIRST CONNECTICUT BANCORP, INC.

Date: August 7, 2015	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: August 7, 2015	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

Date: August 7, 2015	/s/ Kimberly Rozanski Ruppert
Kimberly Rozanski Ruppert
Senior Vice President and Principal Accounting Officer

