Form 10-Q
period 2015-09-30
First Connecticut Bancorp, Inc.
filed 2015-11-06
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES    ☒     NO    ☐ ..

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

As of October 26, 2015, there were 15,878,263 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
	2015	2014
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$33,564	$35,232
Interest bearing deposits with other institutions	13,883	7,631
Total cash and cash equivalents	47,447	42,863
Securities held-to-maturity, at amortized cost	25,486	16,224
Securities available-for-sale, at fair value	171,390	188,041
Loans held for sale	8,416	2,417
Loans (1)	2,338,267	2,138,877
Allowance for loan losses	(20,010)	(18,960)
Loans, net	2,318,257	2,119,917
Premises and equipment, net	17,870	18,873
Federal Home Loan Bank of Boston stock, at cost	23,038	19,785
Accrued income receivable	6,305	5,777
Bank-owned life insurance	50,633	39,686
Deferred income taxes, net	15,935	16,841
Prepaid expenses and other assets	23,677	14,936
Total assets	$2,708,454	$2,485,360

Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,613,598	$1,402,517
Noninterest-bearing	359,757	330,524
	1,973,355	1,733,041
Federal Home Loan Bank of Boston advances	373,600	401,700
Repurchase agreement borrowings	10,500	21,000
Repurchase liabilities	58,084	48,987
Accrued expenses and other liabilities	49,720	46,069
Total liabilities	2,465,259	2,250,797
Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 17,976,893 shares issued and 15,893,263 shares outstanding at September 30, 2015 and 18,006,129 shares issued and 16,026,319 shares outstanding at December 31, 2014	181	181
Additional paid-in-capital	181,195	178,772
Unallocated common stock held by ESOP	(11,893)	(12,681)
Treasury stock, at cost (2,083,630 shares at September 30, 2015 and 1,979,810 shares at December 31, 2014)	(30,411)	(28,828)
Retained earnings	111,274	103,630
Accumulated other comprehensive loss	(7,151)	(6,511)
Total stockholders' equity	243,195	234,563
Total liabilities and stockholders' equity	$2,708,454	$2,485,360

(1) Loans include net deferred loan costs of $4.0 million and $3.8 million at September 30, 2015 and December 31, 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$15,861	$14,490	$46,250	$41,793
Other	4,594	3,608	12,853	10,389
Interest and dividends on investments
United States Government and agency obligations	401	258	1,109	665
Other bonds	13	57	66	196
Corporate stocks	217	109	493	307
Other interest income	8	6	19	12
Total interest income	21,094	18,528	60,790	53,362
Interest expense
Deposits	2,412	1,845	6,761	5,250
Federal Home Loan Bank of Boston advances	890	479	2,445	1,166
Repurchase agreement borrowings	96	182	351	538
Repurchase liabilities	24	37	87	109
Total interest expense	3,422	2,543	9,644	7,063
Net interest income	17,672	15,985	51,146	46,299
Provision for loan losses	386	1,041	1,664	1,956
Net interest income after provision for loan losses	17,286	14,944	49,482	44,343
Noninterest income
Fees for customer services	1,536	1,459	4,409	3,967
Gain on sales of investments	-	-	1,523	-
Net gain on loans sold	993	633	1,925	1,072
Brokerage and insurance fee income	54	47	163	140
Bank owned life insurance income	349	284	946	847
Other	309	355	1,013	580
Total noninterest income	3,241	2,778	9,979	6,606
Noninterest expense
Salaries and employee benefits	9,302	8,593	27,127	25,519
Occupancy expense	1,219	1,271	3,858	3,829
Furniture and equipment expense	1,034	1,093	3,147	3,217
FDIC assessment	413	361	1,227	1,010
Marketing	443	332	1,386	1,219
Other operating expenses	2,307	2,569	8,507	7,639
Total noninterest expense	14,718	14,219	45,252	42,433
Income before income taxes	5,809	3,503	14,209	8,516
Income tax expense	1,594	997	4,011	2,328
Net income	$4,215	$2,506	$10,198	$6,188

Net earnings per share (See Note 3):
Basic	$0.28	$0.17	$0.68	$0.41
Diluted	0.28	0.17	0.67	0.41
Dividends per share	0.06	0.05	0.16	0.12

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands)
Net income	$4,215	$2,506	$10,198	$6,188
Other comprehensive (loss) income, before tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	103	(209)	(2,872)	88
Less: reclassification adjustment for gains included in net income	-	-	1,523	-
Net change in unrealized (losses) gains	103	(209)	(1,349)	88
Change related to pension and other postretirement benefit plans	170	69	361	211
Other comprehensive (loss) income, before tax	273	(140)	(988)	299
Income tax (benefit) expense	96	(47)	(348)	102
Other comprehensive (loss) income, net of tax	177	(93)	(640)	197
Comprehensive income	$4,392	$2,413	$9,558	$6,385

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2014	16,026,319	181	178,772	(12,681)	(28,828)	103,630	(6,511)	234,563
ESOP shares released and committed to be released	-	-	319	788	-	-	-	1,107
Cash dividend paid ($0.16 per common share)	-	-	-	-	-	(2,554)	-	(2,554)
Treasury stock acquired	(132,020)	-	-	-	(1,963)	-	-	(1,963)
Stock options exercised	28,200	-	(15)	-	380	-	-	365
Cancelation of shares for tax witholding	(29,236)	-	(498)	-	-	-	-	(498)
Tax benefits from stock-based compensation	-	-	149	-	-	-	-	149
Share based compensation expense	-	-	2,468	-	-	-	-	2,468
Net income	-	-	-	-	-	10,198	-	10,198
Other comprehensive loss	-	-	-	-	-	-	(640)	(640)
Balance at September 30, 2015	15,893,263	$181	$181,195	$(11,893)	$(30,411)	$111,274	$(7,151)	$243,195

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$10,198	$6,188
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,664	1,956
Provision for off-balance sheet commitments	38	22
Depreciation and amortization	1,990	2,355
Amortization of ESOP expense	1,107	1,107
Share based compensation expense	2,468	2,193
Gain on sale of investments	(1,523)	-
Loans originated for sale	(170,638)	(46,954)
Proceeds from the sale of loans held for sale	166,564	64,210
Loss on disposal of premises and equipment	51	-
Gain on fair value adjustment for mortgage banking derivatives	(52)	(47)
Impairment losses on alternative investments	144	41
(Gain) loss on sale of foreclosed real estate	(567)	2
Net gain on loans sold	(1,925)	(1,072)
Accretion and amortization of investment security discounts and premiums, net	(47)	(60)
Amortization and accretion of loan fees and discounts, net	(205)	(256)
Increase in accrued income receivable	(528)	(414)
Deferred income tax	1,255	272
Increase in cash surrender value of bank-owned life insurance	(947)	(847)
Increase in prepaid expenses and other assets	(8,721)	(56)
Increase in accrued expenses and other liabilities	3,799	1,148
Net cash provided by operating activities	4,125	29,788
Cash flow from investing activities
Maturities and calls of securities held-to-maturity	24,738	5,544
Maturities, calls and principal payments of securities available-for-sale	215,934	252,174
Purchases of securities held-to-maturity	(34,000)	(5,000)
Purchases of securities available-for-sale	(199,062)	(295,847)
Loan originations, net of principal repayments	(201,790)	(251,650)
Purchases of Federal Home Loan Bank of Boston stock, net	(3,253)	(4,588)
Purchase of bank-owned life insurance	(10,000)	-
Proceeds from sale of foreclosed real estate	2,620	830
Purchases of premises and equipment	(1,038)	(1,120)
Net cash used in investing activities	(205,851)	(299,657)
Cash flows from financing activities
Net (payments to) proceeds from Federal Home Loan Bank of Boston advances	(28,100)	45,700
Decrease in repurchase agreement borrowings	(10,500)	-
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	170,485	221,135
Net increase (decrease) in time deposits	69,829	(6,642)
Net increase in repurchase liabilities	9,097	23,039
Stock options exercised	365	27
Excess tax benefit from stock-based compensation	149	110
Cancellation of shares for tax withholding	(498)	(440)
Repurchase of common stock	(1,963)	(6,014)
Cash dividend paid	(2,554)	(1,931)
Net cash provided by financing activities	206,310	274,984
Net increase in cash and cash equivalents	4,584	5,115
Cash and cash equivalents at beginning of period	42,863	38,799
Cash and cash equivalents at end of period	$47,447	$43,914

Supplemental disclosure of cash flow information
Cash paid for interest	$9,557	$7,018
Cash paid for income taxes	4,007	2
Loans transferred to other real estate owned	1,991	626

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Organization and Business

First Connecticut Bancorp, Inc. is a Maryland-chartered bank holding company that wholly owns its only subsidiary, Farmington Bank (collectively with its subsidiary, the “Company”). Farmington Bank's main office is located in Farmington, Connecticut. Farmington Bank is a full-service, community bank with 23 branch locations throughout central Connecticut and western Massachusetts, offering commercial and residential lending as well as wealth management services. Farmington Bank's primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing primarily in Connecticut and western Massachusetts. However, the Bank will selectively lend to borrowers in other northeastern states.

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. During the nine months ended September 30, 2015, the Company had repurchased 132,020 of these shares at a cost of $2.0 million. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 772,745 shares remaining available to be repurchased at September 30, 2015.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2015 and December 31, 2014, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to other noninterest income in the accompanying condensed Consolidated Statements of Income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date to net gain on loans sold in the accompanying condensed Consolidated Statements of Income.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2015.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at September 30, 2015 and December 31, 2014.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the lower of the related loan balance less any specific allowance for loss or fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $338,000 and $400,000 as of September 30, 2015 and December 31, 2014, respectively, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $4.9 million at September 30, 2015.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606)." In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2015-14 on its accounting and disclosures.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $18.7 million and $10.1 million to meet these requirements at September 30, 2015 and December 31, 2014.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands, except per share data):

Net income	$4,215	$2,506	$10,198	$6,188
Less: Dividends to participating shares	(8)	(13)	(33)	(41)
Income allocated to participating shares	(63)	(41)	(127)	(109)
Net income allocated to common stockholders	$4,144	$2,452	$10,038	$6,038

Weighted-average shares issued	17,998,820	18,027,081	18,003,666	18,032,553

Less: Average unallocated ESOP shares	(993,416)	(1,088,776)	(1,017,019)	(1,112,408)
Average treasury stock	(2,084,182)	(1,962,577)	(2,031,904)	(1,854,879)
Average unvested restricted stock	(288,271)	(362,613)	(247,835)	(387,616)
Weighted-average basic shares outstanding	14,632,951	14,613,115	14,706,908	14,677,650

Plus: Average dilutive shares	254,510	97,765	176,454	101,311
Weighted-average diluted shares outstanding	14,887,461	14,710,880	14,883,362	14,778,961

Net earnings per share (1):
Basic	$0.28	$0.17	$0.68	$0.41
Diluted	$0.28	$0.17	$0.67	$0.41

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the nine months ended September 30, 2015 and 2014, respectively, 79,500 and 72,250 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	September 30, 2015
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$78,764	$265	$-	$79,029	$-	$-	$79,029
U.S. Government agency obligations	80,011	211	(6)	80,216	-	-	80,216
Government sponsored residential mortgage-backed securities	5,310	266	-	5,576	-	-	5,576
Corporate debt securities	1,000	60	-	1,060	-	-	1,060
Preferred equity securities	2,000	-	(411)	1,589	-	-	1,589
Marketable equity securities	108	48	(1)	155	-	-	155
Mutual funds	3,927	-	(162)	3,765	-	-	3,765
Total securities available-for-sale	$171,120	$850	$(580)	$171,390	$-	$-	$171,390
Held-to-maturity
U.S. Government agency obligations	$17,000	$-	$-	$17,000	$60	$-	17,060
Government sponsored residential mortgage-backed securities	8,486	-	-	8,486	221	-	8,707
Total securities held-to-maturity	$25,486	$-	$-	$25,486	$281	$-	$25,767

	December 31, 2014
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$123,739	$81	$(4)	$123,816	$-	$-	$123,816
U.S. Government agency obligations	49,013	110	(14)	49,109	-	-	49,109
Government sponsored residential mortgage-backed securities	6,624	283	-	6,907	-	-	6,907
Corporate debt securities	1,000	85	-	1,085	-	-	1,085
Trust preferred debt securities	-	1,557	-	1,557	-	-	1,557
Preferred equity securities	2,100	2	(426)	1,676	-	-	1,676
Marketable equity securities	108	63	(1)	170	-	-	170
Mutual funds	3,838	-	(117)	3,721	-	-	3,721
Total securities available-for-sale	$186,422	$2,181	$(562)	$188,041	$-	$-	$188,041
Held-to-maturity
U.S. Government agency obligations	$7,000	$-	$-	$7,000	$-	$(8)	$6,992
Government sponsored residential mortgage-backed securities	9,224	-	-	9,224	200	-	9,424
Total securities held-to-maturity	$16,224	$-	$-	$16,224	$200	$(8)	$16,416

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	September 30, 2015
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	3	$23,997	$(6)	$-	$-	$23,997	$(6)
Preferred equity securities	1	-	-	1,589	(411)	1,589	(411)
Marketable equity securities	1	-	-	5	(1)	5	(1)
Mutual funds	1	-	-	2,796	(162)	2,796	(162)
Total investment securities in an unrealized loss position	6	$23,997	$(6)	$4,390	$(574)	$28,387	$(580)

	December 31, 2014
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	4	$43,919	$(4)	$-	$-	$43,919	$(4)
U.S. Government agency obligations	2	16,989	(14)	-	-	16,989	(14)
Preferred equity securities	1	-	-	1,574	(426)	1,574	(426)
Marketable equity securities	1	-	-	5	(1)	5	(1)
Mutual funds	1	-	-	2,842	(117)	2,842	(117)
	9	$60,908	$(18)	$4,421	$(544)	$65,329	$(562)
Held-to-maturity
U.S. Government agency obligations	1	6,992	(8)	-	-	6,992	(8)
	1	6,992	(8)	-	-	6,992	(8)
Total investment securities in an unrealized loss position	10	$67,900	$(26)	$4,421	$(544)	$72,321	$(570)

Management believes that no individual unrealized loss as of September 30, 2015 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses as of September 30, 2015:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at September 30, 2015.

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at September 30, 2015.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the three and nine months ended September 30, 2015 and 2014.

There were gross realized gains on sales of securities available-for-sale totaling $-0- and $1.5 million for the three and nine months ended September 30, 2015, respectively. There were no gross realized gains on sales of securities available-for-sale for the three and nine months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $147.6 million and $127.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at September 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	September 30, 2015
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$84,999	$85,018	$-	$-
Due after one year through five years	74,776	75,287	17,000	17,060
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	5,310	5,576	8,486	8,707
	$165,085	$165,881	$25,486	$25,767

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $23.0 and $19.8 million of FHLBB capital stock at September 30, 2015 and December 31, 2014, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at September 30, 2015 and December 31, 2014. Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired as of September 30, 2015 and December 31, 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Alternative Investments

Alternative investments, which totaled $2.5 million and $2.7 million at September 30, 2015 and December 31, 2014, respectively, are included in other assets in the accompanying condensed Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at September 30, 2015. The Company recognized a $144,000 and $41,000 other-than-temporary impairment charge on its limited partnerships for the nine months ended September 30, 2015 and 2014, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $26,000 and $27,000 for the nine months ended September 30, 2015 and 2014, respectively. See a further discussion of fair value in Note 15 - Fair Value Measurements. The Company has $692,000 in unfunded commitments remaining for its alternative investments as of September 30, 2015.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	September 30,	December 31,
	2015	2014
(Dollars in thousands)
Real estate:
Residential	$851,784	$827,005
Commercial	862,367	765,066
Construction	29,244	57,371
Installment	3,007	3,356
Commercial	410,704	309,708
Collateral	1,632	1,733
Home equity line of credit	174,579	169,768
Revolving credit	96	99
Resort	807	929
Total loans	2,334,220	2,135,035
Net deferred loan costs	4,047	3,842
Loans	2,338,267	2,138,877
Allowance for loan losses	(20,010)	(18,960)
Loans, net	$2,318,257	$2,119,917

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the three and nine months ended September 30, 2015 and 2014 are as follows:

	For the Three Months Ended September 30, 2015
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$4,452	$(2)	$95	$(432)	$4,113
Commercial	9,001	-	-	464	9,465
Construction	361	-	-	(135)	226
Installment	36	-	-	(2)	34
Commercial	3,745	(4)	6	348	4,095
Collateral	-	-	-	-	-
Home equity line of credit	1,986	-	-	91	2,077
Revolving credit	-	(58)	6	52	-
Resort	-	-	-	-	-
	$19,581	$(64)	$107	$386	$20,010

	For the Three Months Ended September 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$3,631	$(424)	$9	$439	$3,655
Commercial	8,782	-	-	574	9,356
Construction	900	-	-	89	989
Installment	41	(1)	-	(1)	39
Commercial	3,089	(13)	54	(104)	3,026
Collateral	-	-	-	-	-
Home equity line of credit	1,468	-	-	23	1,491
Revolving credit	-	(26)	4	22	-
Resort	1	-	-	(1)	-
	$17,912	$(464)	$67	$1,041	$18,556

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2015
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$4,382	$(195)	$111	$(185)	$4,113
Commercial	8,949	(213)	-	729	9,465
Construction	478	-	-	(252)	226
Installment	41	(3)	-	(4)	34
Commercial	3,250	(24)	6	863	4,095
Collateral	-	-	-	-	-
Home equity line of credit	1,859	(138)	-	356	2,077
Revolving credit	-	(179)	21	158	-
Resort	1	-	-	(1)	-
	$18,960	$(752)	$138	$1,664	$20,010

	For the Nine Months Ended September 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,647	$(686)	$10	$684	$3,655
Commercial	8,253	(93)	1	1,195	9,356
Construction	1,152	-	-	(163)	989
Installment	48	(4)	-	(5)	39
Commercial	3,746	(968)	67	181	3,026
Collateral	-	-	-	-	-
Home equity line of credit	1,465	-	-	26	1,491
Revolving credit	-	(52)	11	41	-
Resort	3	-	-	(3)	-
	$18,314	$(1,803)	$89	$1,956	$18,556

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$11,957	$142	$11,791	$285
Commercial	16,292	38	19,051	233
Construction	4,719	-	4,719	-
Installment	269	7	251	8
Commercial	7,642	556	5,680	225
Collateral	-	-	-	-
Home equity line of credit	978	-	1,031	-
Revolving Credit	-	-	-	-
Resort	807	-	929	1
	42,664	743	43,452	752

Loans collectively evaluated for impairment:
Real estate:
Residential	$844,446	$3,971	$819,630	$4,097
Commercial	845,574	9,427	745,501	8,716
Construction	24,525	226	52,652	478
Installment	2,721	27	3,093	33
Commercial	403,008	3,539	303,980	3,025
Collateral	1,632	-	1,733	-
Home equity line of credit	173,601	2,077	168,737	1,859
Revolving Credit	96	-	99	-
Resort	-	-	-	-
	2,295,603	19,267	2,095,425	18,208
Total	$2,338,267	$20,010	$2,138,877	$18,960

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at September 30, 2015 and December 31, 2014:

	September 30, 2015
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	14	$2,291	6	$1,192	16	$5,965	36	$9,448	$-
Commercial	-	-	-	-	1	1,021	1	1,021	-
Construction	-	-	-	-	1	187	1	187	-
Installment	2	40	1	3	2	33	5	76	-
Commercial	5	3,628	1	4	-	-	6	3,632	-
Collateral	10	96	-	-	-	-	10	96	-
Home equity line of credit	4	285	1	100	5	697	10	1,082	-
Demand	1	56	-	-	-	-	1	56	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	36	$6,396	9	$1,299	25	$7,903	70	$15,598	$-

	December 31, 2014
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	16	$3,599	6	$1,263	16	$6,819	38	$11,681	$-
Commercial	2	348	-	-	3	1,979	5	2,327	-
Construction	-	-	-	-	1	187	1	187	-
Installment	3	69	2	82	2	33	7	184	-
Commercial	1	40	1	4	7	550	9	594	-
Collateral	9	99	-	-	-	-	9	99	-
Home equity line of credit	3	202	1	349	5	389	9	940	-
Demand	1	67	-	-	-	-	1	67	-
Revolving Credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	35	$4,424	10	$1,698	34	$9,957	79	$16,079	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans:
Real estate:
Residential	$9,088	$9,706
Commercial	1,136	2,112
Construction	187	187
Installment	141	155
Commercial	5,055	2,268
Collateral	-	-
Home equity line of credit	1,061	1,040
Revolving Credit	-	-
Resort	-	-
Total nonaccruing loans	16,668	15,468
Loans 90 days past due and still accruing	-	-
Other real estate owned	338	400
Total nonperforming assets	$17,006	$15,868

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,080	$12,280	$-	$5,862	$6,286	$-
Commercial	13,360	13,418	-	13,804	13,828	-
Construction	4,719	4,965	-	4,719	4,965	-
Installment	243	257	-	220	232	-
Commercial	4,228	4,359	-	3,527	3,584	-
Collateral	-	-	-	-	-	-
Home equity line of credit	978	1,002	-	1,031	1,264	-
Revolving Credit	-	-	-	-	-	-
Resort	807	807	-	-	-	-
Total	35,415	37,088	-	29,163	30,159	-

Impaired loans with a valuation allowance:
Real estate:
Residential	877	887	142	5,929	6,848	285
Commercial	2,932	2,932	38	5,247	5,523	233
Construction	-	-	-	-	-	-
Installment	26	26	7	31	31	8
Commercial	3,414	3,471	556	2,153	2,266	225
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	929	929	1
Total	7,249	7,316	743	14,289	15,597	752
Total impaired loans	$42,664	$44,404	$743	$43,452	$45,756	$752

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

		Three Months	Nine Months		Three Months	Nine Months
		Ended	Ended		Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2015	2015	2015	2014	2014	2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(Dollars in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$9,204	$25	$78	$6,987	$30	$73
Commercial	13,817	144	433	16,324	162	591
Construction	4,719	35	103	187	-	-
Installment	243	3	11	189	3	10
Commercial	4,083	27	82	3,226	34	118
Collateral	-	-	-	-	-	-
Home equity line of credit	1,010	2	3	560	1	1
Revolving Credit	-	-	-	-	-	-
Resort	841	5	20	-	-	-
Total	33,917	241	730	27,473	230	793

Impaired loans with a valuation allowance:
Real estate:
Residential	2,308	9	27	5,441	8	35
Commercial	4,086	36	122	4,123	59	106
Construction	-	-	-	-	-	-
Installment	29	-	-	28	-	1
Commercial	1,694	3	13	2,547	10	64
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	1,108	9	29
Total	8,117	48	162	13,247	86	235
Total impaired loans	$42,034	$289	$892	$40,720	$316	$1,028

There was no interest income recognized on a cash basis method of accounting for the three and nine months ended September 30, 2015 and 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at September 30, 2015 and December 31, 2014:

	September 30, 2015
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	15	$2,598	10	$5,378	25	$7,976
Commercial	4	6,723	-	-	4	6,723
Construction	1	4,532	1	187	2	4,719
Installment	4	233	2	35	6	268
Commercial	6	1,967	8	1,551	14	3,518
Collateral	-	-	-	-	-	-
Home equity line of credit	3	153	-	-	3	153
Revolving Credit	-	-	-	-	-	-
Resort	1	807	-	-	1	807
Total	34	$17,013	21	$7,151	55	$24,164

	December 31, 2014
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	11	$1,849	10	$5,608	21	$7,457
Commercial	7	8,359	-	-	7	8,359
Construction	1	4,532	1	187	2	4,719
Installment	4	212	1	39	5	251
Commercial	8	2,783	5	1,621	13	4,404
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	2	126	2	126
Revolving Credit	-	-	-	-	-	-
Resort	1	929	-	-	1	929
Total	32	$18,664	19	$7,581	51	$26,245

The recorded investment balance of TDRs approximated $24.2 million and $26.2 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $17.0 million and $18.7 million while TDRs on nonaccrual status were $7.2 million and $7.6 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, 97% of the accruing TDRs have been performing in accordance with the restructured terms. At September 30, 2015 and December 31, 2014, the allowance for loan losses included specific reserves of $367,000 and $592,000 related to TDRs, respectively. For the nine months ended September 30, 2015 and 2014, the Bank had charge-offs totaling $204,000 and $1.2 million, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $778,000 and $206,000 at September 30, 2015 and December 31, 2014, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	2	$507	$507	8	$1,549	$1,536
Commercial	-	-	-	1	493	487
Installment	-	-	-	1	44	41
Commercial	-	-	-	3	133	129
Home equity line of credit	-	-	-	3	153	153
Total	2	$507	$507	16	$2,372	$2,346

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	1	$141	$141	10	$1,604	$1,545
Installment	-	-	-	1	17	16
Commercial	1	1,096	1,096	4	3,763	3,376
Total	2	$1,237	$1,237	15	$5,384	$4,937

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following table provides TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	2	$-	$-	$-	$507	$507
Total	2	$-	$-	$-	$507	$507

	For the Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	8	$-	$-	$-	$1,536	$1,536
Commercial	1	-	-	-	487	487
Installment	1	-	-	-	41	41
Commercial	3	-	-	34	95	129
Home equity line of credit	3	-	-	-	153	153
Total	16	$-	$-	$34	$2,312	$2,346

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30, 2014
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	1	$-	$-	$-	$141	$141
Commercial	1	-	-	-	1,096	1,096
Total	2	$-	$-	$-	$1,237	$1,237

	For the Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	10	$-	$-	$-	$1,545	$1,545
Installment	1	-	-	-	16	16
Commercial	4	2,239	-	-	1,137	3,376
Total	15	$2,239	$-	$-	$2,698	$4,937

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. The following loans defaulted and had been modified as a TDR during the twelve month period preceding the default date during the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate
Residential	1	$319	1	$319
Installment	1	33	1	33
Total	2	$352	2	$352

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate
Residential	-	$-	2	$711
Commercial	-	-	2	454
Total	-	$-	4	$1,165

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$840,357	$1,246	$10,181	$-	$851,784
Commercial	842,574	11,019	8,774	-	862,367
Construction	24,525	-	4,719	-	29,244
Installment	2,810	57	140	-	3,007
Commercial	392,752	8,758	9,014	180	410,704
Collateral	1,632	-	-	-	1,632
Home equity line of credit	173,224	148	1,207	-	174,579
Revolving Credit	96	-	-	-	96
Resort	807	-	-	-	807
Total Loans	$2,278,777	$21,228	$34,035	$180	$2,334,220

	December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$815,209	$488	$11,308	$-	$827,005
Commercial	741,278	12,550	11,238	-	765,066
Construction	51,947	705	4,719	-	57,371
Installment	3,113	41	202	-	3,356
Commercial	285,185	14,754	9,557	212	309,708
Collateral	1,733	-	-	-	1,733
Home equity line of credit	168,238	302	1,228	-	169,768
Revolving Credit	99	-	-	-	99
Resort	929	-	-	-	929
Total Loans	$2,067,731	$28,840	$38,252	$212	$2,135,035

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $4.2 million and $3.3 million at September 30, 2015 and December 31, 2014, respectively, and the balance is included in prepaid expenses and other assets in the accompanying condensed Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $4.7 million and $3.6 million at September 30, 2015 and December 31, 2014, respectively. Total loans sold with servicing rights retained were $149.2 million and $52.7 million for the nine months ended September 30, 2015 and 2014, respectively. The net gain on loans sold totaled $1.9 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in the accompanying condensed Consolidated Statements of Income.

The principal balance of loans serviced for others, which are not included in the accompanying condensed Consolidated Statements of Financial Condition, totaled $436.9 million and $335.2 million at September 30, 2015 and December 31, 2014, respectively. Loan servicing fees for others totaling $653,000 and $571,000 for the nine months ended September 30, 2015 and 2014, respectively, are included as a component of other noninterest income in the accompanying condensed Consolidated Statements of Income.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at September 30, 2015 and December 31, 2014. The Company has access to a pre-approved unsecured line of credit with a financial institution totaling $20.0 million, which was undrawn at September 30, 2015 and December 31, 2014. The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2016. The line was undrawn at September 30, 2015 and December 31, 2014. The Company maintains a cash balance of $262,500 with the bank to avoid fees associated with the above line.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $373.6 million and $401.7 million at September 30, 2015 and December 31, 2014, respectively. Advances from the FHLBB are collateralized by first mortgage loans with an estimated eligible collateral value of $1.1 billion and $812.8 million at September 30, 2015 and December 31, 2014, respectively. The Company has available borrowings of $316.5 million and $122.5 million at September 30, 2015 and December 31, 2014, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $67.7 million and $71.0 million on an overnight basis at September 30, 2015 and December 31, 2014, respectively, and was undrawn as of September 30, 2015 and December 31, 2014. The funding arrangement was collateralized by $145.3 million and $141.6 million in pledged commercial real estate loans as of September 30, 2015 and December 31, 2014, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities with a fair value of $11.6 million and $23.0 million at September 30, 2015 and December 31, 2014, respectively. Outstanding borrowings totaled $10.5 million and $21.0 million at September 30, 2015 and December 31, 2014, respectively.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $58.1 million and $49.0 million at September 30, 2015 and December 31, 2014, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $66.5 million and $74.4 million as of September 30, 2015 and December 31, 2014, respectively.

8.	Deposits

Deposit balances are as follows:

	September 30,	December 31,
	2015	2014
(Dollars in thousands)
Noninterest-bearing demand deposits	$359,757	$330,524
Interest-bearing
NOW accounts	527,128	355,412
Money market	440,249	470,991
Savings accounts	211,170	210,892
Time deposits	435,051	365,222
Total interest-bearing deposits	1,613,598	1,402,517
Total deposits	$1,973,355	$1,733,041

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. The Company also has established a relationship for brokered deposits. There were brokered deposits totaling $55.5 million and $-0- at September 30, 2015 and December 31, 2014, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $79.8 million and $83.4 million at September 30, 2015 and December 31, 2014, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2015	2014	2015	2014
(Dollars in thousands)
Service cost	$-	$-	$14	$15
Interest cost	259	255	30	37
Expected return on plan assets	(362)	(334)	-	-
Amortization:
Loss	178	76	3	5
Prior service cost	-	-	(13)	(13)
Net periodic benefit cost	$75	$(3)	$34	$44

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands)
Service cost	$-	$-	$43	$45
Interest cost	777	766	91	110
Expected return on plan assets	(1,086)	(1,004)	-	-
Amortization:
Loss	532	229	9	14
Prior service cost	-	-	(38)	(38)
Net periodic benefit cost	$223	$(9)	$105	$131

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

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At September 30, 2015, the loan had an outstanding balance of $13.0 million and an interest rate of 4.25%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $1.1 million for the nine months ended September 30, 2015 and 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Shares held by the ESOP include the following as of September 30, 2015:

Allocated	381,444
Committed to be released	71,325
Unallocated	977,647
1,430,416

The fair value of unallocated ESOP shares was $15.8 million at September 30, 2015.

10.	Stock Incentive Plan

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the consolidated statement of income. For the nine months ended September 30, 2015 and 2014, the Company recorded $2.5 million and $2.2 million of share-based compensation expense, respectively, comprised of $1.0 million and $901,000 of stock option expense, respectively and $1.5 million and $1.3 million of restricted stock expense, respectively. Expected future compensation expense relating to the 359,920 non-vested options outstanding at September 30, 2015, is $1.1 million over the remaining weighted-average period of 1.32 years. Expected future compensation expense relating to the 126,290 non-vested restricted shares at September 30, 2015, is $1.4 million over the remaining weighted-average period of 0.93 years.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Weighted-average assumptions for the nine months ended September 30, 2015 and 2014:

	2015	2014
Weighted per share average fair value of options granted	$3.33	$3.77
Weighted-average assumptions:
Risk-free interest rate	1.61%	1.93%
Expected volatility	24.96%	28.20%
Expected dividend yield	1.99%	1.89%
Weighted-average dividend yield	1.50% - 2.35%	1.09% - 2.51%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine months ended September 30, 2015.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	1,671,157	$13.04
Granted	38,000	16.26
Exercised	(28,200)	12.95
Forfeited	(19,900)	13.49
Expired	(1,200)	12.95
Outstanding at September 30, 2015	1,659,857	$13.11	6.72	$4,991

Exercisable at September 30, 2015	1,299,937	$13.02	6.56	$4,030

The total intrinsic value of options exercised during the nine months ended September 30, 2015 was $68,000.

The following is a summary of the status of the Company’s restricted stock for the nine months ended September 30, 2015.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	266,884	$12.95
Granted	-	-
Vested	(140,594)	12.95
Forfeited	-	-
Unvested at September 30, 2015	126,290	$12.95

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

11.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of September 30, 2015, the Company maintained a cash balance of $13.2 million with a correspondent bank to collateralize its position. As of September 30, 2015, the Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of September 30, 2015.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the condensed consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		September 30, 2015			December 31, 2014
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	$63	$267,099	$13,315	43	$174,884	$7,167

Commercial loan customer interest rate swap position	Other Liabilities	-	-	-	8	27,988	(431)

Counterparty interest rate swap position	Other Liabilities	63	267,099	(13,449)	51	202,872	(6,821)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying condensed consolidated statements of income as follows:

	For The Three Months Ended September 30,
	2015			2014
	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(1,462)	$6,923	$5,461	$(855)	$(943)	$(1,798)

Counterparty interest rate swap position	1,462	(6,923)	(5,461)	855	943	1,798
Total	$-	$-	$-	$-	$-	$-

	For The Nine Months Ended September 30,
	2015			2014
	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(3,799)	$6,148	$2,349	$(2,570)	$441	$(2,129)

Counterparty interest rate swap position	3,799	(6,148)	(2,349)	2,570	(441)	2,129
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2015, the notional amount of outstanding rate locks totaled approximately $18.2 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $27.6 million, which included mandatory forward commitments totaling approximately $22.6 million at September 30, 2015. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Offsetting of Financial Assets and Liabilities

The following table presents the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of September 30, 2015, disaggregated by the class of collateral pledged.

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S. Government agency obligations	$-	$-	$6,000	$6,000
Government sponsored residential mortgage-backed securities	-	-	4,500	4,500
Total repurchase agreement borrowings	-	-	10,500	10,500
Repurchase liabilities
U.S. Government treasury obligations	2,941	-	-	2,941
U.S. Government agency obligations	47,007	-	-	47,007
Government sponsored residential mortgage-backed securities	8,136	-	-	8,136
Total repurchase liabilities	58,084	-	-	58,084
Total	$58,084	$-	$10,500	$68,584

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreements should the Company be in default (e.g., fail to make an interest payment to the counterparty). The collateral is held by a third party financial institution in the Company's trustee account. The counterparty has the right to sell or repledge the investment securities if the Company defaults. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization in the event of counterparty default.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at September 30, 2015 and December 31, 2014:

	September 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$13,315	$-	$13,315	$-	$-	$13,150	$165
Total	$13,315	$-	$13,315	$-	$-	$13,150	$165

	September 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$13,449	$-	$13,449	$-	$-	$13,150	$299
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$23,949	$-	$23,949	$-	$10,500	$13,150	$299

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,167	$-	$7,167	$-	$-	$6,750	$417
Total	$7,167	$-	$7,167	$-	$-	$6,750	$417

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,252	$-	$7,252	$-	$-	$6,750	$502
Repurchase agreement borrowings	21,000	-	21,000	-	21,000	-	-
Total	$28,252	$-	$28,252	$-	$21,000	$6,750	$502

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

	September 30,	December 31,
	2015	2014
(Dollars in thousands)
Approved loan commitments	$34,420	$33,737
Unadvanced portion of construction loans	40,146	41,604
Unused lines for home equity loans	181,397	173,493
Unused revolving lines of credit	360	367
Unused commercial letters of credit	4,077	4,028
Unused commercial lines of credit	194,190	190,247
	$454,590	$443,476

Financial instruments with off-balance sheet risk had a valuation allowance of $478,000 and $440,000 as of September 30, 2015 and December 31, 2014, respectively.

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

At September 30, 2015 and December 31, 2014, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the nine months ended September 30, 2015 and 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, U.S. Government agency obligations and marketable equity securities. Level 2 securities include U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, trust preferred debt securities, preferred equity securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at September 30, 2015 and December 31, 2014.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a gain of $52,000 and $47,000 for the nine months ended September 30, 2015 and 2014, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table details the financial instruments carried at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$79,029	$79,029	$-	$-
U.S. Government agency obligations	80,216	80,216	-	-
Government sponsored residential mortgage-backed securities	5,576	-	5,576	-
Corporate debt securities	1,060	-	1,060	-
Preferred equity securities	1,589	-	1,589	-
Marketable equity securities	155	155	-	-
Mutual funds	3,765	-	3,765	-
Securities available-for-sale	171,390	159,400	11,990	-
Interest rate swap derivative	13,315	-	13,315	-
Derivative loan commitments	266	-	-	266
Total	$184,971	$159,400	$25,305	$266

Liabilities
Interest rate swap derivative	$13,449	$-	$13,449	$-
Forward loan sales commitments	200	-	-	200
Total	$13,649	$-	$13,449	$200

	December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$123,816	$123,816	$-	$-
U.S. Government agency obligations	49,109	49,109	-	-
Government sponsored residential mortgage-backed securities	6,907	-	6,907	-
Corporate debt securities	1,085	-	1,085	-
Trust preferred debt securities	1,557	-	1,557	-
Preferred equity securities	1,676	-	1,676	-
Marketable equity securities	170	170	-	-
Mutual funds	3,721	-	3,721	-
Securities available-for-sale	188,041	173,095	14,946	-
Interest rate swap derivative	7,167	-	7,167	-
Derivative loan commitments	40	-	-	40
Total	$195,248	$173,095	$22,113	$40

Liabilities
Interest rate swap derivative	$7,252	$-	$7,252	$-
Forward loan sales commitments	26	-	-	26
Total	$7,278	$-	$7,252	$26

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands)
Balance, at beginning of period	$140	$50	$14	$47
Total realized gain (loss):
Included in earnings	(74)	44	52	47
Balance, at the end of period	$66	$94	$66	$94

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$66	Adjusted quoted prices in active markets	Embedded servicing value	1.23%

December 31, 2014
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$14	Adjusted quoted prices in active markets	Embedded servicing value	1.07%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2015			December 31, 2014
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$3,604	$-	$-	$1,647
Other real estate owned	-	-	187	-	-	-

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

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. As appraisals on foreclosed real estate are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of September 30, 2015 and December 31, 2014.

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$3,604	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%
Other real estate owned	$187	Appraisals	Discount for costs to sell	5% - 10%	7.5%

December 31, 2014
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$1,647	Appraisals	Discount for dated appraisal	0% - 20%	10.0%
			Discount for costs to sell	8% - 15%	11.5%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.5 million and $2.7 million at September 30, 2015 and December 31, 2014, respectively. The Company recognized a $144,000 and $41,000 other-than-temporary impairment charge on its limited partnerships for the nine months ended September 30, 2015 and 2014, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Income. The Company has $692,000 in unfunded commitments remaining for its alternative investments as of September 30, 2015.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		September 30, 2015		December 31, 2014
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$25,486	$25,767	$16,224	$16,416
Securities available-for-sale	See previous table	171,390	171,390	188,041	188,041
Loans	Level 3	2,338,267	2,325,374	2,135,035	2,130,994
Loans held-for-sale	Level 2	8,416	8,671	2,417	2,469
Mortgage servicing rights	Level 3	4,231	4,700	3,336	3,572
Federal Home Loan Bank of Boston stock	Level 2	23,038	23,038	19,785	19,785
Alternative investments	Level 3	2,481	2,447	2,694	2,695
Interest rate swap derivatives	Level 2	13,315	13,315	7,167	7,167
Derivative loan commitments	Level 3	266	266	40	40

Financial liabilities
Deposits other than time deposits	Level 1	1,538,304	1,538,304	1,367,819	1,367,819
Time deposits	Level 2	435,051	438,999	365,222	368,974
Federal Home Loan Bank of Boston advances	Level 2	373,600	374,649	401,700	400,226
Repurchase agreement borrowings	Level 2	10,500	11,137	21,000	21,669
Repurchase liabilities	Level 2	58,084	58,082	48,987	48,986
Interest rate swap derivatives	Level 2	13,449	13,449	7,252	7,252
Forward loan sales commitments	Level 3	200	200	26	26

16.	Regulatory Matters

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduced a new capital measure called "Common Equity Tier 1", (ii) specify that Tier 1 capital consists of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations and a higher minimum Tier I capital requirement. Additionally, institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The Basel III Capital Rules became effective for the Company beginning on January 1, 2015 with certain transition provisions fully phased in through January 1, 2019.

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

Management believes, as of September 30, 2015 and December 31, 2014 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2015. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At September 30, 2015
Total Capital (to Risk Weighted Assets)	$232,835	10.96%	$169,953	8.00%	$212,441	10.00%
Tier I Capital (to Risk Weighted Assets)	212,347	10.00	127,408	6.00	169,878	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	212,347	10.00	95,556	4.50	138,026	6.50
Tier I Leverage Capital (to Average Assets)	212,347	7.85	108,202	4.00	135,253	5.00

At December 31, 2014
Total Capital (to Risk Weighted Assets)	$220,616	11.65%	$151,496	8.00%	$189,370	10.00%
Tier I Capital (to Risk Weighted Assets)	201,216	10.63	75,716	4.00	113,574	6.00
Tier I Leverage Capital (to Average Assets)	201,216	8.25	97,559	4.00	121,949	5.00

First Connecticut Bancorp, Inc.:

At September 30, 2015
Total Capital (to Risk Weighted Assets)	$270,491	12.72%	$170,120	8.00%	$212,650	10.00%
Tier I Capital (to Risk Weighted Assets)	250,003	11.76	127,553	6.00	170,070	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	250,003	11.76	95,664	4.50	138,182	6.50
Tier I Leverage Capital (to Average Assets)	250,003	9.24	108,226	4.00	135,283	5.00

At December 31, 2014
Total Capital (to Risk Weighted Assets)	$260,157	13.73%	$151,585	8.00%	$189,481	10.00%
Tier I Capital (to Risk Weighted Assets)	240,757	12.70	75,829	4.00	113,743	6.00
Tier I Leverage Capital (to Average Assets)	240,757	9.86	97,670	4.00	122,088	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

17.	Other Comprehensive Income

The following table presents a reconciliation of the changes in components of other comprehensive income for years indicated, including the amount of income tax expense allocated to each component of other comprehensive income:

	For the Three Months Ended September 30, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$103	$(36)	$67
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	103	(36)	67
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	170	(60)	110
Total other comprehensive gain	$273	$(96)	$177

	For the Three Months Ended September 30, 2014
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(209)	$70	$(139)
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	(209)	70	(139)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	69	(23)	46
Total other comprehensive loss	$(140)	$47	$(93)

	For the Nine Months Ended September 30, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(2,872)	$1,011	$(1,861)
Less: net security gains reclassified into other noninterest income	1,523	(536)	987
Net change in fair value of securities available-for-sale	(1,349)	475	(874)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	361	(127)	234
Total other comprehensive loss	$(988)	$348	$(640)

	For the Nine Months Ended September 30, 2014
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$88	$(30)	$58
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	88	(30)	58
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	211	(72)	139
Total other comprehensive income	$299	$(102)	$197

(1)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

18.	Legal Actions

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements.” You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our business.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations and articles of incorporation provisions restricting takeovers.

•	Implementation of stock benefit plans will increase our costs, which will reduce our income.

•	The Dodd-Frank Act was signed into law on July 21, 2010 and has resulted in dramatic regulatory changes that affects the industry in general, and may impact our competitive position in ways that cannot be predicted at this time.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry.

•	The increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators.

•	Changes to the amount and timing of proposed common stock repurchases.

•	Computer systems on which we depend could fail or experience a security breach, implementation of new technologies may not be successful; and our ability to anticipate and respond to technological changes can affect our ability to meet customer needs.

•	We may not manage the risks involved in the foregoing as well as anticipated.

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

General

First Connecticut Bancorp, Inc. is a Maryland-chartered stock holding company that wholly owns Farmington Bank. Farmington Bank is a full-service, community bank with 23 branch locations throughout central Connecticut and western Massachusetts, offering commercial and residential lending as well as wealth management services. Established in 1851, Farmington Bank is a diversified consumer and commercial bank with an ongoing commitment to contribute to the betterment of the communities in our region.

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service.

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of September 30, 2015 our total risk-based capital ratio was 12.72%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We recently expanded into western Massachusetts with our first de novo branch in West Springfield, MA opening on October 6, 2015 and the second de novo branch in East Longmeadow, MA to open in November 2015. We received regulatory approval to open two additional de novo branches in Manchester, CT and Vernon, CT in the first half of 2016.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2015.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at September 30, 2015 and December 31, 2014.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2015 and December 31, 2014, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc. This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation. As a result, approximately $4.6 million of charitable contribution carryforward remains at September 30, 2015 resulting in a deferred tax asset of approximately $1.6 million. The Company believes it is more likely that not that this carryforward will be utilized before expiration in 2016. Therefore, no valuation allowance has been recorded against this deferred tax asset. Some of this charitable contribution carryforward could expire unutilized if the Company does not generate sufficient taxable income over the next two years. The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At September 30, 2015 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through 2014. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of September 30, 2015, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. As of September 30, 2015, our net deferred tax asset was $15.9 million and there was no valuation allowance.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Our total assets increased $223.1 million or 9.0%, to $2.7 billion at September 30, 2015, from $2.5 billion at December 31, 2014, primarily due to an increase of $198.3 million in loans.

Our investment portfolio totaled $196.9 million or 7.3% of total assets and $204.3 million or 8.2% of total assets at September 30, 2015 and December 31, 2014, respectively. Available-for-sale investment securities totaled $171.4 million at September 30, 2015 compared to $188.0 million at December 31, 2014. Securities held-to-maturity increased $9.2 million to $25.5 million at September 30, 2015 from $16.2 million at December 31, 2014 as a result of purchasing U.S. Government agency obligations. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Loans increased $198.3 million or 9.4% at September 30, 2015 to $2.3 billion compared to December 31, 2014 primarily driven by increases in commercial loans, commercial real estate loans and residential real estate loans which, combined, increased $227.9 million, offset by a $28.1 million decrease in construction real estate. The allowance for loan losses increased $1.1 million or 5.5% to $20.0 million at September 30, 2015 from $19.0 million at December 31, 2014. At September 30, 2015, the allowance for loan losses represented 0.86% of total loans and 120.05% of non-performing loans, compared to 0.89% of total loans and 122.58% of non-performing loans as of December 31, 2014.

Total liabilities increased $214.5 million, or 9.5%, to $2.5 billion at September 30, 2015 compared to $2.3 billion at December 31, 2014, primarily due to increases in deposits offset by decreases in borrowings. Deposits increased $240.3 million or 13.9% to $2.0 billion at September 30, 2015 which includes increases in interest-bearing deposits of $211.1 million primarily due to municipal and brokered deposits and increases in non-interest bearing deposits of $29.2 million due to our continued efforts to obtain more individual, commercial and municipal account relationships. We entered the brokered deposit market during the second quarter of 2015 with balances totaling $55.5 million at September 30, 2015. Federal Home Loan Bank of Boston advances decreased $28.1 million to $373.6 million at September 30, 2015 from $401.7 million at December 31, 2014 as we used the increase in municipal and brokered deposits to fund our organic loan growth.

Stockholders’ equity increased $8.6 million to $243.2 million compared to December 31, 2014 primarily due to $10.2 million in net income. The Company paid cash dividends totaling $2.6 million or $0.16 per share during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company repurchased 132,020 shares of common stock at an average price per share of $14.87 at a total cost of $2.0 million. Repurchased shares are held as treasury stock and will be available for general corporate purposes.

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

	For The Three Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,359,293	$20,937	3.52%	$1,997,010	$18,303	3.64%
Securities	191,530	465	0.96%	189,208	369	0.77%
Federal Home Loan Bank of Boston stock	22,883	166	2.88%	17,724	55	1.23%
Federal funds and other earning assets	11,089	8	0.29%	4,918	6	0.48%
Total interest-earning assets	2,584,795	21,576	3.31%	2,208,860	18,733	3.36%
Noninterest-earning assets	122,438			106,705
Total assets	$2,707,233			$2,315,565

Interest-bearing liabilities:
NOW accounts	$486,798	$357	0.29%	$436,303	$313	0.28%
Money market	437,000	867	0.79%	406,293	748	0.73%
Savings accounts	210,978	58	0.11%	199,505	57	0.11%
Certificates of deposit	430,152	1,130	1.04%	330,497	727	0.87%
Total interest-bearing deposits	1,564,928	2,412	0.61%	1,372,598	1,845	0.53%
Federal Home Loan Bank of Boston Advances	411,236	890	0.86%	270,250	479	0.70%
Repurchase agreement borrowings	10,500	96	3.63%	21,000	182	3.44%
Repurchase liabilities	57,644	24	0.17%	59,624	37	0.25%
Total interest-bearing liabilities	2,044,308	3,422	0.66%	1,723,472	2,543	0.59%
Noninterest-bearing deposits	368,200			321,008
Other noninterest-bearing liabilities	51,089			36,481
Total liabilities	2,463,597			2,080,961
Stockholders' equity	243,636			234,604
Total liabilities and stockholders' equity	$2,707,233			$2,315,565

Tax-equivalent net interest income		$18,154			$16,190
Less: tax-equivalent adjustment		(482)			(205)
Net interest income		$17,672			$15,985

Net interest rate spread (2)			2.65%			2.78%
Net interest-earning assets (3)	$540,487			$485,388
Net interest margin (4)			2.79%			2.91%
Average interest-earning assets to average interest-bearing liabilities		126.44%			128.16%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2015 vs. 2014
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$3,231	$(597)	$2,634
Investment securities	5	91	96
Federal Home Loan Bank of Boston stock	20	91	111
Federal funds and other interest-earning assets	5	(3)	2
Total interest-earning assets	3,261	(418)	2,843

Interest-bearing liabilities:
NOW accounts	37	7	44
Money market	59	60	119
Savings accounts	3	(2)	1
Certificates of deposit	245	158	403
Total interest-bearing deposits	344	223	567
Federal Home Loan Bank of Boston advances	289	122	411
Repurchase agreement borrowing	(96)	10	(86)
Repurchase liabilities	(1)	(12)	(13)
Total interest-bearing liabilities	536	343	879
Increase in net interest income	$2,725	$(761)	$1,964

Summary of Operating Results for the Three Months Ended September 30, 2015 and 2014

The following discussion provides a summary and comparison of our operating results for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Net interest income	$17,672	$15,985	$1,687	10.6%
Provision for loan losses	386	1,041	(655)	(62.9)
Noninterest income	3,241	2,778	463	16.7
Noninterest expense	14,718	14,219	499	3.5
Income before taxes	5,809	3,503	2,306	65.8
Income tax expense	1,594	997	597	59.9
Net income	$4,215	$2,506	$1,709	68.2%

For the three months ended September 30, 2015, net income increased $1.7 million compared to the three months ended September 30, 2014. The increase in net income was driven by a $1.7 million increase in net interest income due to organic loan growth, a $655,000 decrease in the provision for loan losses, an increase in other noninterest income offset by increases in noninterest expense and income tax expense.

Comparison of Operating Results for the three months ended September 30, 2015 and 2014

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $17.7 million and $16.0 million for the three months ended September 30, 2015 and 2014, respectively. Net interest income increased $1.7 million primarily due to a $362.3 million increase in the average loan balance offset by an $879,000 increase in interest expense. The yield on average interest-earning assets decreased 5 basis points to 3.31% for the third quarter of 2015 from 3.36% for the prior year quarter. The decline was primarily due to a 12 basis point decrease in the yield on total average net loans to 3.52% offset by increases in the investment yields. The cost of average interest-bearing liabilities increased 7 basis points to 0.66% for the third quarter of 2015. The increase was primarily due to certificate of deposit promotions, entering the brokered deposit market and a 16 basis point increase in Federal Home Loan Bank of Boston advance costs due to an increase in long-term advances which carry higher rates. Net interest margin decreased to 2.79% in the third quarter of 2015 compared to 2.91% in the prior year quarter.

Interest expense increased $879,000 for the third quarter of 2015 to $3.4 million compared to the prior year quarter. The average interest-bearing liabilities balance increased $320.8 million and the cost of average interest-bearing liabilities increased 7 basis points to 0.66%. Average balances of noninterest-bearing deposits grew at a rate of 14.7%, while total average interest-bearing deposits grew at a rate of 14.0% for the third quarter in 2015 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $386,000 and $1.0 million for the three months ended September 30, 2015 and 2014, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs (recoveries) in the third quarter of 2015 were ($43,000) or (0.01%) to average loans (annualized) compared to $397,000 or 0.08% to average loans (annualized) in the prior year quarter.

At September 30, 2015, the allowance for loan losses totaled $20.0 million, or 0.86% of total loans and 120.05% of non-performing loans, compared to an allowance for loan losses of $19.0 million, or 0.89% of total loans and 122.58% of non-performing loans at December 31, 2014.

Noninterest Income: The following table summarizes noninterest income for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,536	$1,459	$77	5.3%
Net gain on loans sold	993	633	360	56.9
Brokerage and insurance fee income	54	47	7	14.9
Bank owned life insurance income	349	284	65	22.9
Other	309	355	(46)	(13.0)
Total noninterest income	$3,241	$2,778	$463	16.7%

Total noninterest income increased $463,000 to $3.2 million compared to the prior year quarter primarily due to a $360,000 increase in net gain on loans sold, a $77,000 increase in fees for customer services and a $65,000 increase in bank owned life insurance income offset by a $46,000 decrease in other noninterest income. Net gain on loans sold increased $360,000 primarily due to selling $83.2 million of fixed rate residential portfolio loans to reposition the balance sheet and maintain our asset sensitive interest rate position.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$9,302	$8,593	$709	8.3%
Occupancy expense	1,219	1,271	(52)	(4.1)
Furniture and equipment expense	1,034	1,093	(59)	(5.4)
FDIC assessment	413	361	52	14.4
Marketing	443	332	111	33.4
Other operating expenses	2,307	2,569	(262)	(10.2)
Total noninterest expense	$14,718	$14,219	$499	3.5%

Noninterest expense increased $499,000 in the third quarter of 2015 to $14.7 million compared to the prior year quarter primarily due to an increase in salaries and employee benefits offset by a decrease in other operating expenses. Salaries and employee benefits increased $709,000 primarily due to costs associated with our expansion into western Massachusetts, growth driven staff increases in our compliance areas and a general increase to maintain the Bank’s growth. Other operating expenses decreased $262,000 primarily due to $557,000 gain on sale of foreclosed real estate.

Income tax expense was $1.6 million in the third quarter of 2015 compared to $997,000 in the prior year quarter. The increase in income tax expense in the third quarter was primarily due to a $2.3 million increase in income before taxes.

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

	For The Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,256,907	$60,259	3.57%	$1,914,846	$52,742	3.68%
Securities	188,781	1,337	0.95%	172,482	1,026	0.80%
Federal Home Loan Bank of Boston stock	21,004	331	2.11%	15,218	142	1.25%
Federal funds and other earning assets	11,166	19	0.23%	3,913	12	0.41%
Total interest-earning assets	2,477,858	61,946	3.34%	2,106,459	53,922	3.42%
Noninterest-earning assets	118,969			105,511
Total assets	$2,596,827			$2,211,970

Interest-bearing liabilities:
NOW accounts	$463,878	$988	0.28%	$374,084	$695	0.25%
Money market	450,985	2,635	0.78%	410,066	2,186	0.71%
Savings accounts	212,427	172	0.11%	198,978	154	0.10%
Certificates of deposit	397,094	2,966	1.00%	334,037	2,215	0.89%
Total interest-bearing deposits	1,524,384	6,761	0.59%	1,317,165	5,250	0.53%
Federal Home Loan Bank of Boston Advances	361,094	2,445	0.91%	237,576	1,166	0.66%
Repurchase agreement borrowings	13,346	351	3.52%	21,000	538	3.43%
Repurchase liabilities	56,061	87	0.21%	57,984	109	0.25%
Total interest-bearing liabilities	1,954,885	9,644	0.66%	1,633,725	7,063	0.58%
Noninterest-bearing deposits	349,444			308,112
Other noninterest-bearing liabilities	52,000			36,664
Total liabilities	2,356,329			1,978,501
Stockholders' equity	240,498			233,469
Total liabilities and stockholders' equity	$2,596,827			$2,211,970

Tax-equivalent net interest income		$52,302			$46,859
Less: tax-equivalent adjustment		(1,156)			(560)
Net interest income		$51,146			$46,299

Net interest rate spread (2)			2.68%			2.84%
Net interest-earning assets (3)	$522,973			$472,734
Net interest margin (4)			2.82%			2.97%
Average interest-earning assets to average interest-bearing liabilities		126.75%			128.94%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30,
	2015 vs. 2014
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net	$9,175	$(1,658)	$7,517
Investment securities	103	208	311
Federal Home Loan Bank of Boston stock	67	122	189
Federal funds and other interest-earning assets	14	(7)	7
Total interest-earning assets	9,359	(1,335)	8,024

Interest-bearing liabilities:
NOW accounts	182	111	293
Money market	229	220	449
Savings accounts	11	7	18
Certificates of deposit	450	301	751
Total interest-bearing deposits	872	639	1,511
Federal Home Loan Bank of Boston advances	739	540	1,279
Repurchase agreement borrowing	(201)	14	(187)
Repurchase liabilities	(4)	(18)	(22)
Total interest-bearing liabilities	1,406	1,175	2,581
Increase in net interest income	$7,953	$(2,510)	$5,443

Summary of Operating Results for the Nine Months Ended September 30, 2015 and 2014

The following discussion provides a summary and comparison of our operating results for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Net interest income	$51,146	$46,299	$4,847	10.5%
Provision for loan losses	1,664	1,956	(292)	(14.9)
Noninterest income	9,979	6,606	3,373	51.1
Noninterest expense	45,252	42,433	2,819	6.6
Income before taxes	14,209	8,516	5,693	66.9
Income tax expense	4,011	2,328	1,683	72.3
Net income	$10,198	$6,188	$4,010	64.8%

For the nine months ended September 30, 2015, net income increased $4.0 million compared to the nine months ended September 30, 2014. The increase in net income was driven by a $4.8 million increase in net interest income due to organic loan growth, a $3.4 million increase in other noninterest income offset by increases in noninterest expense and income tax expense.

Comparison of Operating Results for the nine months ended September 30, 2015 and 2014

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $51.1 million and $46.3 million for the nine months ended September 30, 2015 and 2014, respectively. Net interest income increased 4.8 million primarily due to a $342.1 million increase in the average loan balance offset by a $2.6 million increase in interest expense. The yield on average interest-earning assets decreased 8 basis points to 3.34% for the nine months ended September 30, 2015 from 3.42% for the nine months ended September 30, 2014. The decline was primarily due to an 11 basis point decrease in the yield on total average net loans to 3.57%. The cost of average interest-bearing liabilities increased 8 basis points to 0.66% for the nine months ended September 30, 2015. The increase was primarily due to money market and certificate of deposit promotions, entering the brokered deposit market and a 25 basis point increase in Federal Home Loan Bank of Boston advance costs due to an increase in long-term advances which carry higher rates. Net interest margin decreased to 2.82% for the nine months ended September 30, 2015 compared to 2.97 % for the nine months ended September 30, 2014.

Interest expense increased $2.6 million for the nine months ended September 30, 2015 to $9.6 million compared to the same period a year ago. The average interest-bearing liabilities balance increased $321.2 million and the cost of average interest-bearing liabilities increased 8 basis points to 0.66%. Average balances of noninterest-bearing deposits grew at a rate of 13.4%, while total average interest-bearing deposits grew at a rate of 15.7% for the nine months ended September 30, 2015 and 2014, respectively.

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

Management recorded a provision for loan losses of $1.7 million and $2.0 for the nine months ended September 30, 2015 and 2014, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs were $614,000 and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. One commercial loan relationship represented the majority of the charge-offs in 2014 which was fully reserved in prior years.

At September 30, 2015, the allowance for loan losses totaled $20.0 million, or 0.86% of total loans and 120.05% of non-performing loans, compared to an allowance for loan losses of $19.0 million, or 0.89% of total loans and 122.58% of non-performing loans at December 31, 2014.

Noninterest Income: The following table summarizes noninterest income for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$4,409	$3,967	$442	11.1%
Gain on sales of investments	1,523	-	1,523	100.0
Net gain on loans sold	1,925	1,072	853	79.6
Brokerage and insurance fee income	163	140	23	16.4
Bank owned life insurance income	946	847	99	11.7
Other	1,013	580	433	74.7
Total noninterest income	$9,979	$6,606	$3,373	51.1%

Total noninterest income increased $3.3 million to $10.0 million for the nine months ended September 30, 2015 primarily due to a $442,000 increase in fees for customer services, a $1.5 million gain on sale of investments due to the sale of trust preferred securities, a $853,000 increase in gain on sale of fixed-rate residential mortgage loans due to an overall increase in volume and due to selling $83.2 million of fixed rate residential portfolio loans to reposition the balance sheet and maintain our asset sensitive interest rate position and a $735,000 increase in swap fees.

Noninterest Expense: The following table summarizes noninterest expense for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$27,127	$25,519	$1,608	6.3%
Occupancy expense	3,858	3,829	29	0.8
Furniture and equipment expense	3,147	3,217	(70)	(2.2)
FDIC assessment	1,227	1,010	217	21.5
Marketing	1,386	1,219	167	13.7
Other operating expenses	8,507	7,639	868	11.4
Total noninterest expense	$45,252	$42,433	$2,819	6.6%

Noninterest expense increased $2.8 million to $45.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in salaries and employee benefits, FDIC assessments, marketing and other operating expenses. Salaries and employee benefits increased $1.6 million primarily due to costs associated with our expansion into western Massachusetts, growth driven staff increases in our compliance areas and a general increase to maintain the Bank’s growth. FDIC assessment increased $217,000 primarily due to the increase in our deposit balances. Marketing increased $167,000 primarily related to our expansion into western Massachusetts as we open two de novo branches in the fourth quarter of 2015. Other operating expenses increased $868,000 primarily due to $398,000 in non-recurring stock compensation costs related to two directors retiring during the period, $149,000 loss on a credit sharing arrangement on a sold loan and a general increase in other costs to support the Bank’s operations offset by a $557,000 gain on foreclosed real estate.

Income tax expense was $4.0 million for the nine months ended September 30, 2015 compared to $2.3 million in the prior year period. The increase in income tax expense for the nine months ended September 30, 2015 was primarily due to a $5.7 million increase in income before taxes.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2015, $47.4 million of our assets were invested in cash and cash equivalents compared to $42.9 million at December 31, 2014. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the nine months ended September 30, 2015 and 2014, loan originations and purchases, net of collected principal and loan sales, totaled $201.8 million and $251.7 million, respectively.  Cash received from the sales and maturities of available-for-sale investment securities totaled $215.9 million and $252.2 million for the nine months ended September 30, 2015 and 2014, respectively. We purchased $199.0 million and $295.8 million of available-for-sale investment securities during the nine months ended September 30, 2015 and 2014, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At September 30, 2015, we had $373.6 million in advances from the FHLBB and an additional available borrowing limit of $316.5 million, compared to $401.7 million in advances from the FHLBB and an additional available borrowing limit of $122.5 million at December 31, 2014, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $677.1 million and $621.3 million at September 30, 2015 and December 31, 2014, respectively. Other sources of funds include access to a pre-approved unsecured line of credit with a financial institution for $20.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at September 30, 2015. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $67.7 million on an overnight basis as of September 30, 2015. The funding arrangement was collateralized by $145.3 million in pledged commercial real estate loans as of September 30, 2015.

We had outstanding commitments to originate loans of $34.4 million and $33.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $420.2 million and $409.7 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, time deposits scheduled to mature in less than one year totaled $243.7 million and $239.6 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $20.0 million unsecured line of credit with a financial institution, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $67.7 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run at each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At September 30, 2015	At December 31, 2014
100 basis point decrease	(6.38)%	(5.50)%
100 basis point increase	3.07%	2.94%
200 basis point increase	2.20%	1.90%
300 basis point increase	1.12%	(0.80)%
400 basis point increase	(0.76)%	(6.10)%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There has been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 16, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending September 30, 2015, the Company made the following repurchases of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	-	$-	896,118	780,334
August 1-31, 2015	6,189	$15.75	902,307	774,145
September 1-30, 2015	1,400	$15.80	903,707	772,745

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its then current outstanding common stock. Shares repurchased under that approval are shown above. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of First Connecticut Bancorp, Inc. (filed as Exhibit 3.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
3.2	Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
3.2.1	Amended and Restated Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2.1 to the Form 8-K filed for the Company on October 29, 2013, and incorporated herein by reference).
4.1	Form of Common Stock Certificate of First Connecticut Bancorp, Inc. (filed as Exhibit 4.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.2	Supplemental Executive Retirement Plan of Farmington Bank (filed as Exhibit 10.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.3	Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.3 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.4	First Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.4.1	Second Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).
10.5	Voluntary Deferred Compensation Plan for Key Employees (filed as Exhibit 10.5 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.6	Life Insurance Premium Reimbursement Agreement between Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.6 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.7	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Gregory A. White (filed as Exhibit 10.7 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.8	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.8.1	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).

10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.9.1	Amended Annual Incentive Compensation Plan (filed as Exhibit 10.9.1 to the Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, and incorporated herein by reference)
10.10	Supplemental Retirement Plan Participation Agreement between John J. Patrick, Jr. and Farmington Bank (filed as Exhibit 10.10 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.11	Supplemental Retirement Plan Participation Agreement between Michael T. Schweighoffer and Farmington Bank (filed as Exhibit 10.11 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.12	Supplemental Retirement Plan Participation Agreement between Gregory A. White and Farmington Bank (filed as Exhibit 10.12 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.13	Employment Agreement among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.1 Employment Agreement on Form 8-K for the Company on April 24, 2012 and incorporated herein by reference).
10.13.1	Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference) (term currently extended to December 31, 2018).
10.14	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-Q filed for the Company on May 15, 2012, and incorporated herein by reference).
10.15	First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Appendix A in the Definitive Proxy Statement on Form 14A filed on June 6, 2012 and amended on July 2, 2012 (File No. 001-35209-12890818 and 12960688).
21.1	Subsidiaries of First Connecticut Bancorp, Inc. and Farmington Bank (filed as Exhibit 21.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.
32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.
32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*
*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CONNECTICUT BANCORP, INC.

Date: November 6, 2015	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: November 6, 2015	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

