Form 10-Q
period 2016-03-31
First Connecticut Bancorp, Inc.
filed 2016-05-06
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, there were 15,811,094 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
	2016	2015
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$36,418	$45,732
Interest bearing deposits with other institutions	22,748	13,407
Total cash and cash equivalents	59,166	59,139
Securities held-to-maturity, at amortized cost	19,964	32,246
Securities available-for-sale, at fair value	128,681	132,424
Loans held for sale	6,145	9,637
Loans (1)	2,370,419	2,361,796
Allowance for loan losses	(20,174)	(20,198)
Loans, net	2,350,245	2,341,598
Premises and equipment, net	18,210	18,565
Federal Home Loan Bank of Boston stock, at cost	15,688	21,729
Accrued income receivable	6,346	6,747
Bank-owned life insurance	50,725	50,618
Deferred income taxes, net	15,506	15,443
Prepaid expenses and other assets	30,938	20,400
Total assets	$2,701,614	$2,708,546
Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,701,476	$1,589,970
Noninterest-bearing	396,356	401,388
	2,097,832	1,991,358
Federal Home Loan Bank of Boston advances	259,600	377,600
Repurchase agreement borrowings	10,500	10,500
Repurchase liabilities	31,118	35,769
Accrued expenses and other liabilities	54,551	47,598
Total liabilities	2,453,601	2,462,825
Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 17,976,893 shares issued and 15,780,657 shares outstanding at March 31, 2016 and 17,976,893 shares issued and 15,881,663 shares outstanding at December 31, 2015	181	181
Additional paid-in-capital	182,747	181,997
Unallocated common stock held by ESOP	(11,363)	(11,626)
Treasury stock, at cost (2,196,236 shares at March 31, 2016 and 2,095,230 shares at December 31, 2015)	(32,355)	(30,602)
Retained earnings	115,444	112,933
Accumulated other comprehensive loss	(6,641)	(7,162)
Total stockholders' equity	248,013	245,721
Total liabilities and stockholders' equity	$2,701,614	$2,708,546

(1) Loans include net deferred loan costs of $4.1 million and $4.0 million at March 31, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$15,907	$15,058
Other	4,714	3,995
Interest and dividends on investments
United States Government and agency obligations	418	323
Other bonds	13	18
Corporate stocks	239	131
Other interest income	32	7
Total interest income	21,323	19,532
Interest expense
Deposits	2,736	2,209
Federal Home Loan Bank of Boston advances	967	751
Repurchase agreement borrowings	95	163
Repurchase liabilities	19	34
Total interest expense	3,817	3,157
Net interest income	17,506	16,375
Provision for loan losses	217	615
Net interest income after provision for loan losses	17,289	15,760
Noninterest income
Fees for customer services	1,484	1,373
Gain on sales of investments	-	273
Net gain on loans sold	490	520
Brokerage and insurance fee income	54	49
Bank owned life insurance income	414	273
Other	458	176
Total noninterest income	2,900	2,664
Noninterest expense
Salaries and employee benefits	9,376	8,790
Occupancy expense	1,219	1,367
Furniture and equipment expense	1,061	1,036
FDIC assessment	404	412
Marketing	421	409
Other operating expenses	2,796	2,923
Total noninterest expense	15,277	14,937
Income before income taxes	4,912	3,487
Income tax expense	1,299	976
Net income	$3,613	$2,511

Net earnings per share (See Note 3):
Basic	$0.24	$0.17
Diluted	0.24	0.17
Dividends per share	0.07	0.05

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
(Dollars in thousands)
Net income	$3,613	$2,511
Other comprehensive income, before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	642	(182)
Less: reclassification adjustment for gains included in net income	-	273
Net change in unrealized gains	642	91
Change related to pension and other postretirement benefit plans	164	162
Other comprehensive income, before tax	806	253
Income tax expense	285	89
Other comprehensive income, net of tax	521	164
Comprehensive income	$4,134	$2,675

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2015	15,881,663	181	181,997	(11,626)	(30,602)	112,933	(7,162)	245,721
ESOP shares released and committed to be released	-	-	123	263	-	-	-	386
Cash dividend paid ($0.07 per common share)	-	-	-	-	-	(1,102)	-	(1,102)
Treasury stock acquired	(147,100)	-	-	-	(2,373)	-	-	(2,373)
Stock options exercised	46,094	-	(23)	-	620	-	-	597
Tax expense from stock-based compensation	-	-	(1)	-	-	-	-	(1)
Share based compensation expense	-	-	651	-	-	-	-	651
Net income	-	-	-	-	-	3,613	-	3,613
Other comprehensive income	-	-	-	-	-	-	521	521
Balance at March 31, 2016	15,780,657	$181	$182,747	$(11,363)	$(32,355)	$115,444	$(6,641)	$248,013

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$3,613	$2,511
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	217	615
(Credit to) provision for off-balance sheet commitments	(6)	12
Depreciation and amortization	627	692
Amortization of ESOP expense	386	359
Share based compensation expense	651	849
Gain on sale of investments	-	(273)
Loans originated for sale	(26,410)	(23,312)
Proceeds from the sale of loans held for sale	30,392	24,062
Loss on disposal of premises and equipment	8	-
Gain on fair value adjustment for mortgage banking derivatives	(55)	(130)
Impairment losses on alternative investments	47	-
Writedowns on foreclosed real estate	21	-
Loss on sale of foreclosed real estate	-	9
Net gain on loans sold	(490)	(520)
Accretion and amortization of investment security discounts and premiums, net	(17)	(7)
Amortization and accretion of loan fees and discounts, net	(126)	(79)
Decrease (increase) in accrued income receivable	401	(270)
Deferred income tax	(348)	(7)
Increase in cash surrender value of bank-owned life insurance	(334)	(274)
Increase in prepaid expenses and other assets	(10,270)	(3,824)
Increase (decrease) in accrued expenses and other liabilities	7,031	(915)
Net cash provided by (used in) operating activities	5,338	(502)
Cash flows from investing activities
Maturities, calls and principal payments of securities held-to-maturity	12,282	218
Maturities, calls and principal payments of securities available-for-sale	48,407	75,603
Purchases of securities held-to-maturity	-	(5,000)
Purchases of securities available-for-sale	(44,005)	(61,020)
Loan originations, net of principal repayments	(8,927)	(68,398)
Redemptions of Federal Home Loan Bank of Boston stock, net	6,041	-
Proceeds from sale of foreclosed real estate	-	304
Proceeds from bank-owned life insurance	227	-
Purchases of premises and equipment	(280)	(108)
Net cash provided by (used in) investing activities	13,745	(58,401)
Cash flows from financing activities
Net payments on Federal Home Loan Bank of Boston advances	(118,000)	(93,000)
Decrease in repurchase agreement borrowings	-	(10,500)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	86,740	145,137
Net increase in time deposits	19,734	9,776
Net (decrease) increase in repurchase liabilities	(4,651)	10,211
Stock options exercised	597	233
Excess tax expense from stock-based compensation	(1)	(29)
Repurchase of common stock	(2,373)	(139)
Cash dividend paid	(1,102)	(802)
Net cash (used in) provided by financing activities	(19,056)	60,887
Net increase in cash and cash equivalents	27	1,984
Cash and cash equivalents at beginning of period	59,139	42,863
Cash and cash equivalents at end of period	$59,166	$44,847

Supplemental disclosure of cash flow information
Cash paid for interest	$3,808	$3,037
Cash paid for income taxes	1,042	1,751
Loans transferred to other real estate owned	189	842

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. During the three months ended March 31, 2016, the Company had repurchased 147,100 of these shares at a cost of $2.4 million. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 610,645 shares remaining available to be repurchased at March 31, 2016.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s 10-K filed on March 11, 2016. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2016 and December 31, 2015, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2016.

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

Commercial real estate – Loans in this segment are primarily originated to finance income-producing properties throughout the northeastern states. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, may have an effect on the credit quality in this segment. Management generally obtains rent rolls and other financial information, as appropriate on an annual basis and continually monitors the cash flows of these loans.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at March 31, 2016 and December 31, 2015.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the condensed Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $447,000 and $279,000 as of March 31, 2016 and December 31, 2015, respectively, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $4.6 million at March 31, 2016.

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

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement ASU 2014-16 in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2014-16 did not have a significant impact on the Company’s financial statements.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items”, (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity also may apply ASU 2015-01 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 did not have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 did not have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent))”. This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, this ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU No. 2015-07 is effective for interim and annual reporting periods beginning after December 15, 2015 and should be applied retrospectively to all periods presented. The adoption of ASU 2015-07 did not have a significant impact on the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-12 “Plan Accounting-Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965)” - "(Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the Emerging Issues Task Force)." This ASU has been issued to (I) designate contract value as the only required measure for fully benefit-responsive investment contracts; (II) simplify and make more effective the investment disclosure requirements under Topic 820 and Topics 960, 962, and 965 for employee benefit plans; and (III) provide a similar measurement date practical expedient for employee benefit plans. ASU No. 2015-07 is effective for interim and annual reporting periods beginning after December 15, 2015 and should be applied retrospectively to all periods presented. The adoption of ASU 2015-12 did not have a significant impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU No. 2016-07 "Investments – Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting." This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. For public business entities, ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is assessing the impact of ASU 2016-07 on its accounting and disclosures.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” This ASU requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. For public business entities, ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $23.6 million and $17.7 million to meet these requirements at March 31, 2016 and December 31, 2015, respectively.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
(Dollars in thousands, except per share data):

Net income	$3,613	$2,511
Less: Dividends to participating shares	(9)	(13)
Income allocated to participating shares	(21)	(30)
Net income allocated to common stockholders	$3,583	$2,468

Weighted-average shares issued	17,976,893	18,006,129

Less: Average unallocated ESOP shares	(945,456)	(1,040,886)
Average treasury stock	(2,184,255)	(1,976,247)
Average unvested restricted stock	(126,290)	(266,884)
Weighted-average basic shares outstanding	14,720,892	14,722,112

Plus: Average dilutive shares	291,648	128,485
Weighted-average diluted shares outstanding	15,012,540	14,850,597

Net earnings per share (1):
Basic	$0.24	$0.17
Diluted	$0.24	$0.17

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the three months ended March 31, 2016 and 2015, respectively, 85,500 and 93,250 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	March 31, 2016
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$34,777	$277	$-	$35,054	$-	$-	$35,054
U.S. Government agency obligations	82,000	228	(21)	82,207	-	-	82,207
Government sponsored residential mortgage-backed securities	4,550	206	-	4,756	-	-	4,756
Corporate debt securities	1,000	45	-	1,045	-	-	1,045
Preferred equity securities	2,000	-	(382)	1,618	-	-	1,618
Marketable equity securities	108	58	(3)	163	-	-	163
Mutual funds	3,987	-	(149)	3,838	-	-	3,838
Total securities available-for-sale	$128,422	$814	$(555)	$128,681	$-	$-	$128,681
Held-to-maturity
U.S. Government agency obligations	$12,000	$-	$-	$12,000	$50	$-	12,050
Government sponsored residential mortgage-backed securities	7,964	-	-	7,964	245	-	8,209
Total securities held-to-maturity	$19,964	$-	$-	$19,964	$295	$-	$20,259

	December 31, 2015
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$38,782	$83	$(6)	$38,859	$-	$-	$38,859
U.S. Government agency obligations	82,002	43	(240)	81,805	-	-	81,805
Government sponsored residential mortgage-backed securities	4,958	195	-	5,153	-	-	5,153
Corporate debt securities	1,000	48	-	1,048	-	-	1,048
Preferred equity securities	2,000	-	(368)	1,632	-	-	1,632
Marketable equity securities	108	54	(2)	160	-	-	160
Mutual funds	3,957	-	(190)	3,767	-	-	3,767
Total securities available-for-sale	$132,807	$423	$(806)	$132,424	$-	$-	$132,424
Held-to-maturity
U.S. Government agency obligations	$24,000	$-	$-	$24,000	$28	$(20)	24,008
Government sponsored residential mortgage-backed securities	8,246	-	-	8,246	103	-	8,349
Total securities held-to-maturity	$32,246	$-	$-	$32,246	$131	$(20)	$32,357

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	2	$13,979	$(21)	$-	$-	$13,979	$(21)
Preferred equity securities	1	-	-	1,618	(382)	1,618	(382)
Marketable equity securities	1	-	-	4	(3)	4	(3)
Mutual funds	1	-	-	2,809	(149)	2,809	(149)
Total investment securities in an unrealized loss position	5	$13,979	$(21)	$4,431	$(534)	$18,410	$(555)

	December 31, 2015
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	4	$19,935	$(6)	$-	$-	$19,935	$(6)
U.S. Government agency obligations	7	56,762	(240)	-	-	56,762	(240)
Preferred equity securities	1	-	-	1,632	(368)	1,632	(368)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	-	-	2,768	(190)	2,768	(190)
	14	$76,697	$(246)	$4,405	$(560)	$81,102	$(806)
Held-to-maturity
U.S. Government agency obligations	1	6,980	(20)	-	-	6,980	(20)
Total investment securities in an unrealized loss position	1	6,980	(20)	-	-	6,980	(20)
	15	$83,677	$(266)	$4,405	$(560)	$88,082	$(826)

Management believes that no individual unrealized loss as of March 31, 2016 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses greater than twelve months as of March 31, 2016:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at March 31, 2016.

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at March 31, 2016.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the three months ended March 31, 2016 and 2015.

There were gross realized gains on sales of securities available-for-sale totaling $-0- and $273,000 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $111.3 million and $112.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at March 31, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	March 31, 2016
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$24,481	$24,499	$-	$-
Due after one year through five years	93,296	93,807	12,000	12,050
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	4,550	4,756	7,964	8,209
	$122,327	$123,062	$19,964	$20,259

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$54,499	$54,511	$-	$-
Due after one year through five years	67,285	67,201	24,000	24,008
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	4,958	5,153	8,246	8,349
	$126,742	$126,865	$32,246	$32,357

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $15.7 million and $21.7 million of FHLBB capital stock at March 31, 2016 and December 31, 2015, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at March 31, 2016. Capital adequacy, credit ratings, the value of the stock, overall financial condition of the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired at March 31, 2016.

Alternative Investments

Alternative investments, which totaled $2.5 million at March 31, 2016 and December 31, 2015, are included in other assets in the accompanying condensed Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at March 31, 2016. The Company recognized a $47,000 and $-0- other-than-temporary impairment charge on its limited partnerships for the three months ended March 31, 2016 and 2015, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $129,000 and $-0- for the three months ended March 31, 2016 and 2015, respectively. See a further discussion of fair value in Note 15 - Fair Value Measurements. The Company has $637,000 in unfunded commitments remaining for its alternative investments as of March 31, 2016.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	March 31,	December 31,
	2016	2015
(Dollars in thousands)
Real estate:
Residential	$855,148	$849,722
Commercial	893,477	887,431
Construction	36,557	30,895
Installment	3,338	2,970
Commercial	402,960	409,550
Collateral	1,668	1,668
Home equity line of credit	172,325	174,701
Revolving credit	77	91
Resort	759	784
Total loans	2,366,309	2,357,812
Net deferred loan costs	4,110	3,984
Loans	2,370,419	2,361,796
Allowance for loan losses	(20,174)	(20,198)
Loans, net	$2,350,245	$2,341,598

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments are as follows:

	For the Three Months Ended March 31, 2016
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$4,084	$(24)	$-	$(134)	$3,926
Commercial	10,255	-	-	(10)	10,245
Construction	231	-	-	65	296
Installment	39	(1)	-	2	40
Commercial	4,119	(151)	9	270	4,247
Collateral	-	(10)	-	10	-
Home equity line of credit	1,470	-	-	(50)	1,420
Revolving credit	-	(75)	11	64	-
Resort	-	-	-	-	-
	$20,198	$(261)	$20	$217	$20,174

	For the Three Months Ended March 31, 2015
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$4,382	$(148)	$-	$149	$4,383
Commercial	8,949	-	-	(32)	8,917
Construction	478	-	-	(6)	472
Installment	41	(2)	-	1	40
Commercial	3,250	(2)	-	179	3,427
Collateral	-	-	-	-	-
Home equity line of credit	1,859	(138)	-	272	1,993
Revolving credit	-	(62)	9	53	-
Resort	1	-	-	(1)
	$18,960	$(352)	$9	$615	$19,232

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$11,762	$124	$12,377	$139
Commercial	16,012	20	16,152	26
Construction	4,719	-	4,719	-
Installment	248	7	259	8
Commercial	3,606	300	6,023	361
Collateral	-	-	-	-
Home equity line of credit	1,482	-	703	-
Revolving credit	-	-	-	-
Resort	759	-	784	-
	38,588	451	41,017	534

Loans collectively evaluated for impairment:
Real estate:
Residential	$847,981	$3,802	$841,921	$3,945
Commercial	877,042	10,225	870,757	10,229
Construction	31,838	296	26,176	231
Installment	3,081	33	2,695	31
Commercial	399,301	3,947	403,473	3,758
Collateral	1,668	-	1,668	-
Home equity line of credit	170,843	1,420	173,998	1,470
Revolving credit	77	-	91	-
Resort	-	-	-	-
	2,331,831	19,723	2,320,779	19,664
Total	$2,370,419	$20,174	$2,361,796	$20,198

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at March 31, 2016 and December 31, 2015:

	March 31, 2016
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	14	$2,952	7	$1,045	13	$5,902	34	$9,899	$-
Commercial	-	-	1	108	1	968	2	1,076	-
Construction	-	-	-	-	1	187	1	187	-
Installment	-	-	1	1	-	-	1	1	-
Commercial	2	207	-	-	3	1,095	5	1,302	-
Collateral	3	29	-	-	1	11	4	40	-
Home equity line of credit	3	435	-	-	2	129	5	564	-
Demand	1	31	-	-	-	-	1	31	-
Revolving credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	23	$3,654	9	$1,154	21	$8,292	53	$13,100	$-

	December 31, 2015
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	18	$3,379	5	$863	15	$6,304	38	$10,546	$-
Commercial	2	318	-	-	1	994	3	1,312	-
Construction	-	-	-	-	1	187	1	187	-
Installment	3	38	-	-	-	-	3	38	-
Commercial	4	153	-	-	2	1,752	6	1,905	-
Collateral	7	68	-	-	1	10	8	78	-
Home equity line of credit	3	280	2	360	2	210	7	850	-
Demand	1	29	-	-	-	-	1	29	-
Revolving credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	38	$4,265	7	$1,223	22	$9,457	67	$14,945	$-

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans:
Real estate:
Residential	$8,731	$9,773
Commercial	1,076	1,106
Construction	187	187
Installment	28	32
Commercial	2,492	3,232
Collateral	11	10
Home equity line of credit	568	573
Revolving credit	-	-
Resort	-	-
Total nonaccruing loans	13,093	14,913
Loans 90 days past due and still accruing	-	-
Other real estate owned	447	279
Total nonperforming assets	$13,540	$15,192

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$10,803	$12,143	$-	$11,530	$12,878	$-
Commercial	13,106	13,188	-	13,233	13,303	-
Construction	4,719	4,965	-	4,719	4,965	-
Installment	222	238	-	202	202	-
Commercial	2,268	2,426	-	3,921	4,066	-
Collateral	-	-	-	-	-	-
Home equity line of credit	1,482	1,503	-	703	719	-
Revolving credit	-	-	-	-	-	-
Resort	759	759	-	784	784	-
Total	33,359	35,222	-	35,092	36,917	-

Impaired loans with a valuation allowance:
Real estate:
Residential	959	993	124	847	881	139
Commercial	2,906	2,906	20	2,919	2,919	26
Construction	-	-	-	-	-	-
Installment	26	26	7	57	72	8
Commercial	1,338	1,848	300	2,102	2,457	361
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Revolving credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	5,229	5,773	451	5,925	6,329	534
Total impaired loans	$38,588	$40,995	$451	$41,017	$43,246	$534

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

	For the Three Months Ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$10,960	$24	$7,177	$19
Commercial	13,413	139	14,450	142
Construction	4,719	34	2,453	34
Installment	229	3	216	4
Commercial	3,626	10	3,748	30
Collateral	-	-	-	-
Home equity line of credit	1,050	2	800	1
Revolving Credit	-	-	-	-
Resort	797	7	880	7
Total	34,794	219	29,724	237

Impaired loans with a valuation allowance:
Real estate:
Residential	956	10	4,636	8
Commercial	2,925	35	5,228	51
Construction	-	-	-	-
Installment	34	-	29	-
Commercial	1,853	1	2,053	5
Collateral	-	-	-	-
Home equity line of credit	-	-	-	-
Revolving Credit	-	-	-	-
Resort	-	-	-
Total	5,768	46	11,946	64
Total impaired loans	$40,562	$265	$41,670	$301

There was no interest income recognized on a cash basis method of accounting for the three months ended March 31, 2016 and 2015.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at March 31, 2016 and December 31, 2015:

	March 31, 2016
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	15	$2,670	10	$5,078	25	$7,748
Commercial	4	6,605	-	-	4	6,605
Construction	1	4,532	1	187	2	4,719
Installment	4	221	2	28	6	249
Commercial	5	604	8	1,399	13	2,003
Collateral	-	-	-	-	-	-
Home equity line of credit	5	938	1	60	6	998
Revolving credit	-	-	-	-	-	-
Resort	1	759	-	-	1	759
Total	35	$16,329	22	$6,752	57	$23,081

	December 31, 2015
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	14	$2,242	11	$5,557	25	$7,799
Commercial	4	6,664	-	-	4	6,664
Construction	1	4,532	1	187	2	4,719
Installment	4	227	2	32	6	259
Commercial	6	2,350	8	1,482	14	3,832
Collateral	-	-	-	-	-	-
Home equity line of credit	3	153	-	-	3	153
Revolving credit	-	-	-	-	-	-
Resort	1	784	-	-	1	784
Total	33	$16,952	22	$7,258	55	$24,210

The recorded investment balance of TDRs approximated $23.1 million and $24.2 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $16.3 million and $17.0 million while TDRs on nonaccrual status were $6.8 million and $7.3 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At March 31, 2016 and December 31, 2015, the allowance for loan losses included specific reserves of $303,000 and $340,000 related to TDRs, respectively. For the three months ended March 31, 2016 and 2015, the Bank had charge-offs totaling $-0- and $198,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $221,000 and $272,000 at March 31, 2016 and December 31, 2015, respectively.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	-	$-	$-	1	$121	$121
Commercial	-	-	-	1	493	493
Installment	-	-	-	1	44	44
Commercial	-	-	-	1	98	98
Home equity line of credit	3	844	844	2	128	128
Total	3	$844	$844	6	$884	$884

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Home equity line of credit	3	$-	$-	$-	$844	$844
Total	3	$-	$-	$-	$844	$844

	For the Three Months Ended March, 2015
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	1	$-	$-	$-	$121	$121
Commercial	1	-	-	-	493	493
Installment	1	-	-	-	44	44
Commercial	1	-	-	-	98	98
Home equity line of credit	2	-	-	-	128	128
Total	6	-	-	-	884	$884

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date as of March 31, 2016 and 2015.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$844,772	$1,167	$9,209	$-	$855,148
Commercial	877,485	7,743	8,249	-	893,477
Construction	31,838	-	4,719	-	36,557
Installment	3,281	29	28	-	3,338
Commercial	383,493	7,171	12,153	143	402,960
Collateral	1,657	-	11	-	1,668
Home equity line of credit	171,737	-	588	-	172,325
Revolving credit	77	-	-	-	77
Resort	759	-	-	-	759
Total Loans	$2,315,099	$16,110	$34,957	$143	$2,366,309

	December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$838,314	$1,154	$10,254	$-	$849,722
Commercial	867,531	10,861	9,039	-	887,431
Construction	26,176	-	4,719	-	30,895
Installment	2,886	52	32	-	2,970
Commercial	390,719	10,354	8,311	166	409,550
Collateral	1,647	-	21	-	1,668
Home equity line of credit	173,879	229	593	-	174,701
Revolving credit	91	-	-	-	91
Resort	784	-	-	-	784
Total Loans	$2,302,027	$22,650	$32,969	$166	$2,357,812

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $4.4 million at March 31, 2016 and December 31, 2015, respectively, and the balance is included in prepaid expenses and other assets in the accompanying condensed Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $4.5 million and $5.0 million at March 31, 2016 and December 31, 2015, respectively. Total loans sold with servicing rights retained were $24.3 million and $18.5 million for the three months ended March 31, 2016 and 2015, respectively. The net gain on loans sold totaled $490,000 and $520,000 for the three months ended March 31, 2016 and 2015, respectively, and is included in the accompanying condensed Consolidated Statements of Income.

The principal balance of loans serviced for others, which are not included in the accompanying condensed Consolidated Statements of Financial Condition, totaled $471.1 million and $457.5 million at March 31, 2016 and December 31, 2015, respectively. Loan servicing fees for others totaling $289,000 and $212,000 for the three months ended March 31, 2016 and 2015, respectively, are included as a component of other noninterest income in the accompanying condensed Consolidated Statements of Income.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at March 31, 2016 and December 31, 2015. The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $55.0 million and $45.0 million, which were undrawn at March 31, 2016 and December 31, 2015, respectively. The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2016. The line was undrawn at March 31, 2016 and December 31, 2015. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $259.6 million and $377.6 million at March 31, 2016 and December 31, 2015, respectively. Advances from the FHLBB are collateralized by first residential and commercial mortgages and home equity lines of credit with an estimated eligible collateral value of $1.3 billion at March 31, 2016 and December 31, 2015. The Company had available borrowings of $496.1 million and $407.8 million at March 31, 2016 and December 31, 2015, respectively, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $90.0 million and $63.0 million at March 31, 2016 and December 31, 2015, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $60.7 million and $63.2 million on an overnight basis at March 31, 2016 and December 31, 2015, respectively, and was undrawn as of March 31, 2016 and December 31, 2015. The funding arrangement was collateralized by $134.2 million and $136.6 million in pledged commercial real estate loans as of March 31, 2016 and December 31, 2015, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities with a fair value of $11.4 million and $11.3 million at March 31, 2016 and December 31, 2015, respectively. Outstanding borrowings totaled $10.5 million at March 31, 2016 and December 31, 2015.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $31.1 million and $35.8 million at March 31, 2016 and December 31, 2015, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $45.6 million and $40.4 million as of March 31, 2016 and December 31, 2015, respectively.

8.	Deposits

Deposit balances are as follows:

	March 31,	December 31,
	2016	2015
(Dollars in thousands)
Noninterest-bearing demand deposits	$396,356	$401,388
Interest-bearing
NOW accounts	529,267	468,054
Money market	488,497	460,737
Savings accounts	223,188	220,389
Time deposits	460,524	440,790
Total interest-bearing deposits	1,701,476	1,589,970
Total deposits	$2,097,832	$1,991,358

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. The Company also has established a relationship for brokered deposits. There were brokered deposits totaling $43.2 million and $44.3 million at March 31, 2016 and December 31, 2015, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $97.2 million and $89.6 million at March 31, 2016 and December 31, 2015, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
(Dollars in thousands)
Service cost	$-	$-	$14	$14
Interest cost	263	259	30	30
Expected return on plan assets	(278)	(362)	-	-
Amortization:
Loss	176	178	-	3
Prior service cost	-	-	(13)	(13)
Net periodic benefit cost	$161	$75	$31	$34

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

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At March 31, 2016, the loan had an outstanding balance of $12.0 million and an interest rate of 4.25%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $386,000 and $358,000 for the three months ended March 31, 2016 and 2015, respectively.

Shares held by the ESOP include the following as of March 31, 2016:

Allocated	476,805
Committed to be released	23,710
Unallocated	929,901
1,430,416

The fair value of unallocated ESOP shares was $14.8 million at March 31, 2016.

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the condensed Consolidated Statements of Income. For the three months ended March 31, 2016 and 2015, the Company recorded $651,000 and $849,000 of share-based compensation expense, respectively, comprised of $268,000 and $346,000 of stock option expense, respectively and $383,000 and $503,000 of restricted stock expense, respectively. Expected future compensation expense relating to the 354,620 non-vested options outstanding at March 31, 2016, is $608,000 over the remaining weighted-average period of 1.13 years. Expected future compensation expense relating to the 126,290 non-vested restricted shares at March 31, 2016, is $666,000 over the remaining weighted-average period of 0.43 years.

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

Weighted-average assumptions for the three months ended March 31, 2016 and 2015:

	2016	2015
Weighted per share average fair value of options granted	$2.98	$3.33
Weighted-average assumptions:
Risk-free interest rate	1.59%	1.51%
Expected volatility	23.11%	26.03%
Expected dividend yield	2.13%	1.99%
Weighted-average dividend yield	1.72% - 2.35%	1.25% - 2.59%
Expected life of options granted	6.0 years	6.0 years

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the Company’s stock option activity and related information for its option grants for the three months ended March 31, 2016.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,656,157	$13.11
Granted	7,000	16.07
Exercised	(46,094)	12.95
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2016	1,617,063	$13.13	6.39	$4,595

Exercisable at March 31, 2016	1,262,443	$13.05	6.26	$3,685

The total intrinsic value of options exercised during the three months ended March 31, 2016 was $150,000.

The following is a summary of the status of the Company’s restricted stock for the three months ended March 31, 2016.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	126,290	$12.95
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2016	126,290	$12.95

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

11.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of March 31, 2016, the Company maintained a cash balance of $19.8 million with a correspondent bank to collateralize its position. As of March 31, 2016, the Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of March 31, 2016.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the condensed consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		March 31, 2016			December 31, 2015
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	72	$301,435	$20,356	60	$257,693	$10,564

Commercial loan customer interest rate swap position	Other Liabilities	-	-	-	6	23,411	(78)

Counterparty interest rate swap position	Other Liabilities	72	301,435	(20,593)	66	281,104	(10,599)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying condensed consolidated statements of income as follows:

	For The Three Months Ended March 31,
	2016			2015
	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
(Dollars in thousands)

Commercial loan customer interest rate swap position	$(1,372)	$9,792	$8,420	$(1,133)	$3,303	$2,170

Counterparty interest rate swap position	1,372	(9,792)	(8,420)	1,133	(3,303)	(2,170)
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2016, the notional amount of outstanding rate locks totaled approximately $30.0 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $31.2 million, which included mandatory forward commitments totaling approximately $24.4 million at March 31, 2016. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Offsetting of Financial Assets and Liabilities

The following tables present the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of March 31, 2016 and December 31, 2015, disaggregated by the class of collateral pledged.

	March 31, 2016				December 31, 2015
	Remaining Contractual Maturity of the Agreements				Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S. Government agency obligations	$-	$-	$6,000	$6,000	$-	$-	$6,000	$6,000
Government sponsored residential mortgage-backed securities	-	-	4,500	4,500	-	-	4,500	4,500
Total repurchase agreement borrowings	-	-	10,500	10,500	-	-	10,500	10,500
Repurchase liabilities
U.S. Government agency obligations	31,118	-	-	31,118	35,769	-	-	35,769
Total repurchase liabilities	31,118	-	-	31,118	35,769	-	-	35,769
Total	$31,118	$-	$10,500	$41,618	$35,769	$-	$10,500	$46,269

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at March 31, 2016 and December 31, 2015:

	March 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$20,356	$-	$20,356	$-	$-	$19,800	$556
Total	$20,356	$-	$20,356	$-	$-	$19,800	$556

	March 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$20,593	$-	$20,593	$-	$-	$19,800	$793
Repurchase agreement
borrowings	10,500	-	10,500	-	10,500	-	-
Total	$31,093	$-	$31,093	$-	$10,500	$19,800	$793

	December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,564	$-	$10,564	$-	$-	$10,564	$-
Total	$10,564	$-	$10,564	$-	$-	$10,564	$-

	December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,677	$-	$10,677	$-	$-	$10,677	$-
Repurchase agreement
borrowings	10,500	-	10,500	-	10,500	-	-
Total	$21,177	$-	$21,177	$-	$10,500	$10,677	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

13.	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated Statements of Financial Condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

	March 31,	December 31,
	2016	2015
(Dollars in thousands)
Approved loan commitments	$49,245	$46,144
Unadvanced portion of construction loans	33,944	44,457
Unused lines for home equity loans	186,962	204,983
Unused revolving lines of credit	72	365
Unused commercial letters of credit	3,623	3,558
Unused commercial lines of credit	208,508	187,819
	$482,354	$487,326

Financial instruments with off-balance sheet risk had a valuation allowance of $496,000 and $501,000 as of March 31, 2016 and December 31, 2015, respectively.

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

At March 31, 2016 and December 31, 2015, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the three months ended March 31, 2016 and 2015.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, preferred equity securities and marketable equity securities. Level 2 securities include U.S. treasury obligations, U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, trust preferred debt securities, and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at March 31, 2016 and December 31, 2015.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a gain of $55,000 and $130,000 for the three months ended March 31, 2016 and 2015, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the financial instruments carried at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$35,054	$17,985	$17,069	$-
U.S. Government agency obligations	82,207	-	82,207	-
Government sponsored residential mortgage-backed securities	4,756	-	4,756	-
Corporate debt securities	1,045	-	1,045	-
Preferred equity securities	1,618	1,618	-	-
Marketable equity securities	163	163	-	-
Mutual funds	3,838	-	3,838	-
Securities available-for-sale	128,681	19,766	108,915	-
Interest rate swap derivative	20,356	-	20,356	-
Derivative loan commitments	353	-	-	353
Total	$149,390	$19,766	$129,271	$353

Liabilities
Interest rate swap derivative	$20,593	$-	$20,593	$-
Forward loan sales commitments	161	-	-	161
Total	$20,754	$-	$20,593	$161

	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$38,859	$21,996	$16,863	$-
U.S. Government agency obligations	81,805	-	81,805	-
Government sponsored residential mortgage-backed securities	5,153	-	5,153	-
Corporate debt securities	1,048	-	1,048	-
Preferred equity securities	1,632	1,632	-	-
Marketable equity securities	160	160	-	-
Mutual funds	3,767	-	3,767	-
Securities available-for-sale	132,424	23,788	108,636	-
Interest rate swap derivative	10,564	-	10,564	-
Derivative loan commitments	207	-	-	207
Total	$143,195	$23,788	$119,200	$207

Liabilities
Interest rate swap derivative	$10,677	$-	$10,677	$-
Forward loan sales commitments	70	-	-	70
Total	$10,747	$-	$10,677	$70

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months March 31,
	2016	2015
(Dollars in thousands)
Balance, at beginning of period	$137	$14
Total realized gain (loss):
Included in earnings	55	130
Balance, at the end of period	$192	$144

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

March 31 2016
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$192	Adjusted quoted prices in active markets	Embedded servicing value	1.06%

December 31, 2015
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$137	Adjusted quoted prices in active markets	Embedded servicing value	1.28%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2016			December 31, 2015
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$1,356	$-	$-	$4,225
Other real estate owned	-	-	168	-	-	279

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

Impaired Loans: Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria. As appraisals on impaired loans are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of March 31, 2016 and December 31, 2015.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. As appraisals on foreclosed real estate are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of March 31, 2016 and December 31, 2015.

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

March 31, 2016
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$1,356	Appraisals	Discount for dated appraisal	5% - 20%	12.5%
			Discount for costs to sell	8% - 15%	11.5%
Other real estate owned	$168	Appraisals	Discount for costs to sell	8% - 15%	11.5%
			Discount for condition	10% - 30%	20.0%

December 31, 2015
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$4,225	Appraisals	Discount for dated appraisal	5% - 20%	12.5%
			Discount for costs to sell	8% - 15%	11.5%
Other real estate owned	$279	Appraisals	Discount for costs to sell	8% - 15%	11.5%
			Discount for condition	10% - 30%	20.0%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.5 million at March 31, 2016 and December 31, 2015. The Company recognized a $47,000 and $-0- other-than-temporary impairment charge on its limited partnerships for the three months ended March 31, 2016 and 2015, respectively, included in other noninterest income in the accompanying condensed Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $129,000 and $-0- for the three months ended March 31, 2016 and 2015, respectively. The Company has $637,000 in unfunded commitments remaining for its alternative investments as of March 31, 2016.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		March 31, 2016		December 31, 2015
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$19,964	$20,259	$32,246	$32,357
Securities available-for-sale	See previous table	128,681	128,681	132,424	132,424
Loans	Level 3	2,370,419	2,351,643	2,361,796	2,336,293
Loans held-for-sale	Level 2	6,145	6,291	9,637	9,686
Mortgage servicing rights	Level 3	4,440	4,484	4,406	5,029
Federal Home Loan Bank of Boston stock	Level 2	15,688	15,688	21,729	21,729
Alternative investments	Level 3	2,460	2,340	2,508	2,409
Interest rate swap derivatives	Level 2	20,356	20,356	10,564	10,564
Derivative loan commitments	Level 3	353	353	207	207

Financial liabilities
Deposits other than time deposits	Level 1	1,637,308	1,637,308	1,550,568	1,550,568
Time deposits	Level 2	460,524	464,928	440,790	444,803
Federal Home Loan Bank of Boston advances	Level 2	259,600	261,571	377,600	376,626
Repurchase agreement borrowings	Level 2	10,500	10,642	10,500	10,539
Repurchase liabilities	Level 2	31,118	31,115	35,769	35,765
Interest rate swap derivatives	Level 2	20,593	20,593	10,677	10,677
Forward loan sales commitments	Level 3	161	161	70	70

16.	Regulatory Matters

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

Management believes, as of March 31, 2016 and December 31, 2015 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2016. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At March 31, 2016
Total Capital (to Risk Weighted Assets)	$240,420	11.27%	$170,662	8.00%	$213,327	10.00%
Tier I Capital (to Risk Weighted Assets)	219,750	10.30	128,010	6.00	170,680	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	219,750	10.30	96,007	4.50	138,677	6.50
Tier I Leverage Capital (to Average Assets)	219,750	8.16	107,721	4.00	134,651	5.00

At December 31, 2015
Total Capital (to Risk Weighted Assets)	$236,486	11.16%	$169,524	8.00%	$211,905	10.00%
Tier I Capital (to Risk Weighted Assets)	215,787	10.18	127,183	6.00	169,577	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	215,787	10.18	95,387	4.50	137,781	6.50
Tier I Leverage Capital (to Average Assets)	215,787	8.03	107,490	4.00	134,363	5.00
First Connecticut Bancorp, Inc.:
At March 31, 2016
Total Capital (to Risk Weighted Assets)	$275,015	12.88%	$170,817	8.00%	$213,521	10.00%
Tier I Capital (to Risk Weighted Assets)	254,345	11.92	128,026	6.00	170,701	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	254,345	11.92	96,020	4.50	138,695	6.50
Tier I Leverage Capital (to Average Assets)	254,345	9.44	107,773	4.00	134,717	5.00

At December 31, 2015
Total Capital (to Risk Weighted Assets)	$273,255	12.88%	$169,724	8.00%	$212,155	10.00%
Tier I Capital (to Risk Weighted Assets)	252,556	11.91	127,232	6.00	169,643	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	252,556	11.91	95,424	4.50	137,835	6.50
Tier I Leverage Capital (to Average Assets)	252,556	9.39	107,585	4.00	134,481	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

17.	Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive loss, net of tax by component:

	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2015	$(249)	$(6,913)	$(7,162)
Other comprehensive income during 2016	415	-	415
Amount reclassified from accumulated
other comprehensive income, net of tax	-	106	106
Net change	415	106	521
Balance at March 31, 2016	$166	$(6,807)	$(6,641)

	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2014	$1,046	$(7,557)	$(6,511)
Other comprehensive loss during 2015	(118)	-	(118)
Amount reclassified from accumulated
other comprehensive income, net of tax	177	105	282
Net change	59	105	164
Balance at March 31, 2015	$1,105	$(7,452)	$(6,347)

The following tables present a reconciliation of the changes in components of other comprehensive (loss) income for the three months ended March 31, 2016 and 2015, including the amount of income tax expense allocated to each component of other comprehensive (loss) income:

	For the Three Months Ended March 31, 2016
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$642	$(227)	$415
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	642	(227)	415
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	164	(58)	106
Total other comprehensive income	$806	$(285)	$521

	For the Three Months Ended March 31, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(182)	$64	$(118)
Less: net security gains reclassified into other noninterest income	273	(96)	177
Net change in fair value of securities available-for-sale	91	(32)	59
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	162	(57)	105
Total other comprehensive income	$253	$(89)	$164

(1) Amounts are included in salaries and employee benefits in the unaudited Condensed Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

18.	Legal Actions

The Company and its subsidiary are involved in various legal proceedings which have arisen in the normal course of business. The Company believes the resolution of these legal actions is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our business.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations and articles of incorporation provisions restricting takeovers.

•	Implementation of stock benefit plans will increase our costs, which will reduce our income.

•	The Dodd-Frank Act has resulted in dramatic regulatory changes that affects the industry in general, and may impact our competitive position in ways that cannot be predicted at this time.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry.

•	The increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators.

•	Changes to the amount and timing of proposed common stock repurchases.

•	Computer systems on which we depend could fail or experience a security breach, implementation of new technologies may not be successful; and our ability to anticipate and respond to technological changes can affect our ability to meet customer needs.

•	We may not manage the risks involved in the foregoing as well as anticipated.

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

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of March 31, 2016 our total risk-based capital ratio was 12.88%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We recently expanded into western Massachusetts opening two de novo branches in the fourth quarter of 2015 and plan to open two de novo branches in Connecticut in 2016.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2016.

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

Commercial real estate – Loans in this segment are primarily originated to finance income-producing properties throughout the northeastern states. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, may have an effect on the credit quality in this segment. Management generally obtains rent rolls and other financial information, as appropriate on an annual basis and continually monitors the cash flows of these loans.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at March 31, 2016 and December 31, 2015.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2016 and December 31, 2015, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc. This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation. As a result, approximately $3.8 million of charitable contribution carryforward remains at March 31, 2016 resulting in a deferred tax asset of approximately $1.3 million. The Company believes it is more likely than not that this carryforward will not be fully utilized before expiration in 2016. Therefore, a valuation allowance has been recorded against this deferred tax asset. Some of this charitable contribution carryforward would likely expire unutilized if the Company does not generate sufficient taxable income over this year. The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At March 31, 2016 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through 2015. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of March 31, 2016, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. At March 31, 2016, our net deferred tax asset was $15.5 million with a $771,000 valuation allowance.

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

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Our total assets remained flat at $2.7 billion at March 31, 2016 compared to December 31, 2015.

Our investment portfolio totaled $148.6 million or 5.5% of total assets and $164.7 million or 6.1% of total assets at March 31, 2016 and December 31, 2015, respectively. Available-for-sale investment securities totaled $128.7 million at March 31, 2016 compared to $132.4 million at December 31, 2015. Securities held-to-maturity decreased $12.3 million to $20.0 million at March 31, 2016 from $32.2 million at December 31, 2015 primarily due to $12.0 million being called during the quarter. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Loans remained flat at $2.4 billion as of March 31, 2016. The allowance for loan losses was $20.2 million at March 31, 2016 and December 31, 2015. At March 31, 2016, the allowance for loan losses represented 0.85% of total loans and 154.08% of non-performing loans, compared to 0.86% of total loans and 135.44% of non-performing loans as of December 31, 2015.

Total liabilities remained flat at $2.5 billion at March 31, 2016 and December 31, 2015. Deposits increased $106.5 million or 5.3% to $2.0 billion at March 31, 2016 which includes increases in interest-bearing deposits of $111.5 million primarily due to municipal deposits and deposits related to our two de novo branch expansion into western Massachusetts during the fourth quarter of 2015 due to our continued efforts to obtain more individual, commercial and municipal account relationships. There were brokered deposits totaling $43.2 million and $44.3 million at March 31, 2016 and December 31, 2015, respectively. Federal Home Loan Bank of Boston advances decreased $118.0 million to $259.6 million at March 31, 2016 from $377.6 million at December 31, 2015 as we used the increase in the deposits to pay down the advances.

Stockholders’ equity increased $2.3 million to $248.0 million compared to December 31, 2015 primarily due to $3.6 million in net income. The Company paid cash dividends totaling $1.1 million or $0.07 per share during the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company repurchased 147,100 shares of common stock at an average price per share of $16.13 at a total cost of $2.4 million. Repurchased shares are held as treasury stock and will be available for general corporate purposes.

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

	For The Three Months Ended March 31,
	2016			2015
	Average Balance	Interest and Dividends (1)	Yield/ Cost	Average Balance	Interest and Dividends (1)	Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,366,935	$21,132	3.59%	$2,167,879	$19,391	3.63%
Securities	154,534	483	1.26%	196,087	394	0.81%
Federal Home Loan Bank of Boston stock	19,804	187	3.80%	19,785	79	1.62%
Federal funds and other earning assets	27,148	32	0.47%	12,394	6	0.20%
Total interest-earning assets	2,568,421	21,834	3.42%	2,396,145	19,870	3.36%
Noninterest-earning assets	127,192			112,534
Total assets	$2,695,613			$2,508,679

Interest-bearing liabilities:
NOW accounts	$522,876	$380	0.29%	$449,897	$321	0.29%
Money market	478,954	995	0.84%	480,687	970	0.82%
Savings accounts	216,102	58	0.11%	208,626	57	0.11%
Certificates of deposit	450,917	1,303	1.16%	367,501	861	0.95%
Total interest-bearing deposits	1,668,849	2,736	0.66%	1,506,711	2,209	0.59%
Federal Home Loan Bank of Boston Advances	272,610	967	1.43%	304,411	751	1.00%
Repurchase agreement borrowings	10,500	95	3.64%	19,133	163	3.46%
Repurchase liabilities	47,543	19	0.16%	58,507	34	0.24%
Total interest-bearing liabilities	1,999,502	3,817	0.77%	1,888,762	3,157	0.68%
Noninterest-bearing deposits	390,926			330,865
Other noninterest-bearing liabilities	56,765			52,092
Total liabilities	2,447,193			2,271,719
Stockholders' equity	248,420			236,960
Total liabilities and stockholders' equity	$2,695,613			$2,508,679

Tax-equivalent net interest income		$18,017			$16,713
Less: tax-equivalent adjustment		(511)			(338)
Net interest income		$17,506			$16,375

Net interest rate spread (2)			2.65%			2.68%
Net interest-earning assets (3)	$568,919			$507,383
Net interest margin (4)			2.82%			2.83%
Average interest-earning assets to average interest-bearing liabilities		128.45%			126.86%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2016 vs. 2015
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$1,926	$(185)	$1,741
Investment securities	(96)	185	89
Federal Home Loan Bank of Boston stock	-	108	108
Federal funds and other earning assets	12	14	26
Total interest-earning assets	1,842	122	1,964

Interest-bearing liabilities:
NOW accounts	56	3	59
Money market	(2)	27	25
Savings accounts	2	(1)	1
Certificates of deposit	223	219	442
Total interest-bearing deposits	279	248	527
Federal Home Loan Bank of Boston advances	(85)	301	216
Repurchase agreement borrowing	(77)	9	(68)
Repurchase liabilities	(6)	(9)	(15)
Total interest-bearing liabilities	111	549	660
Increase in net interest income	$1,731	$(427)	$1,304

Summary of Operating Results for the Three Months Ended March 31, 2016 and 2015

The following discussion provides a summary and comparison of our operating results for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Net interest income	$17,506	$16,375	$1,131	6.9%
Provision for loan losses	217	615	(398)	(64.7)
Noninterest income	2,900	2,664	236	8.9
Noninterest expense	15,277	14,937	340	2.3
Income before taxes	4,912	3,487	1,425	40.9
Income tax expense	1,299	976	323	33.1
Net income	$3,613	$2,511	$1,102	43.9%

For the three months ended March 31, 2016, net income increased $1.1 million compared to the three months ended March 31, 2015. The increase in net income was driven by a $1.1 million increase in net interest income due to organic loan growth, a $398,000 decrease in the provision for loan losses and an increase in noninterest income, offset by increases in noninterest expense and income tax expense.

Comparison of Operating Results for the three months ended March 31, 2016 and 2015

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $17.5 million and $16.4 million for the three months ended March 31, 2016 and 2015, respectively. Net interest income increased $1.1 million primarily due to a $199.1 million increase in the average loan balance offset by a $660,000 increase in interest expense. The yield on average interest-earning assets increased 6 basis points to 3.42% for the first quarter of 2016 from 3.36% for the prior year quarter. The increase was primarily due to increases in the investment yields offset by a 4 basis point decrease in the yield on total average net loans to 3.59%. The cost of average interest-bearing liabilities increased 9 basis points to 0.77% for the first quarter of 2016. The increase was primarily due to certificate of deposit promotions and a 43 basis point increase in Federal Home Loan Bank of Boston advance costs due to an increase in long-term advances which carry higher rates. Net interest margin decreased 1 basis point to 2.82% in the first quarter of 2016 compared to 2.83% in the prior year quarter.

Interest expense increased $660,000 for the first quarter of 2016 to $3.8 million compared to the prior year quarter. The average interest-bearing liabilities balance increased $110.7 million and the cost of average interest-bearing liabilities increased 9 basis points to 0.77%. Average balances of noninterest-bearing deposits grew at a rate of 18.2%, while total average interest-bearing deposits grew at a rate of 10.8% for the first quarter in 2016 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $217,000 and $615,000 for the three months ended March 31, 2016 and 2015, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs in the first quarter of 2016 were $241,000 or 0.04% to average loans (annualized) compared to $343,000 or 0.06% to average loans (annualized) in the prior year quarter.

At March 31, 2016, the allowance for loan losses totaled $20.2 million, or 0.85% of total loans and 154.08% of non-performing loans, compared to an allowance for loan losses of $20.2 million, or 0.86% of total loans and 135.44% of non-performing loans at December 31, 2015.

Noninterest Income: The following table summarizes noninterest income for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,484	$1,373	$111	8.1%
Gain on sales of investments	-	273	(273)	100.0
Net gain on loans sold	490	520	(30)	(5.8)
Brokerage and insurance fee income	54	49	5	10.2
Bank owned life insurance income	414	273	141	51.6
Other	458	176	282	160.2
Total noninterest income	$2,900	$2,664	$236	8.9%

Total noninterest income increased $236,000 to $2.9 million in the first quarter of 2016 compared to the prior year quarter primarily due to a $111,000 increase in customer service fees, $141,000 increase in bank owned life insurance income and a $282,000 increase in other noninterest income offset by a $273,000 decrease in gain on sales of investments. There was no gain on sale of investments in the first quarter of 2016 compared to $273,000 gain on sale of investments in the prior year quarter. Other income increased $282,000 to $458,000 in the first quarter of 2016 compared to the prior year quarter primarily due to a $314,000 increase in swaps fees offset by a $76,000 decrease in mortgage banking derivatives income.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$9,376	$8,790	$586	6.7%
Occupancy expense	1,219	1,367	(148)	(10.8)
Furniture and equipment expense	1,061	1,036	25	2.4
FDIC assessment	404	412	(8)	(1.9)
Marketing	421	409	12	2.9
Other operating expenses	2,796	2,923	(127)	(4.3)
Total noninterest expense	$15,277	$14,937	$340	2.3%

Noninterest expense increased $340,000 in the first quarter of 2016 to $15.3 million compared to the prior year quarter primarily due to a $586,000 increase in salaries and employee benefits offset by decreases in occupancy expense and other operating expenses. Salaries and employee benefits increased $586,000 primarily due to our branch expansion into western Massachusetts and to maintain the Bank’s growth.

Income tax expense was $1.3 million in the first quarter of 2016 compared to $976,000 in the prior year quarter. The increase in income tax expense in the first quarter of 2016 was primarily due to a $1.4 million increase in income before taxes.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2016, $59.2 million of our assets were invested in cash and cash equivalents compared to $59.1 million at December 31, 2015. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the three months ended March 31, 2016 and 2015, loan originations and purchases, net of collected principal and loan sales, totaled $8.9 million and $68.4 million, respectively.  Cash received from the sales and maturities of available-for-sale investment securities totaled $48.4 million and $75.6 million for the three months ended March 31, 2016 and 2015, respectively. We purchased $44.0 million and $61.0 million of available-for-sale investment securities during the three months ended March 31, 2016 and 2015, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At March 31, 2016, we had $259.6 million in advances from the FHLBB and an additional available borrowing limit of $496.1 million, compared to $377.6 million in advances from the FHLBB and an additional available borrowing limit of $407.8 million at December 31, 2015, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $90.0 million and $63.0 million at March 31, 2016 and December 31, 2015, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $675.4 million and $677.1 million at March 31, 2016 and December 31, 2015, respectively. Other sources of funds include access to pre-approved unsecured lines of credit with financial institutions for $55.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at March 31, 2016. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $60.7 million on an overnight basis as of March 31, 2016. The funding arrangement was collateralized by $134.2 million in pledged commercial real estate loans as of March 31, 2016.

We had outstanding commitments to originate loans of $49.2 million and $46.1 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $433.1 million and $441.2 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, time deposits scheduled to mature in less than one year totaled $295.8 million and $267.7 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $55.0 million unsecured lines of credit with financial institutions, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $60.7 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run at each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At March 31, 2016	At December 31, 2015
100 basis point decrease	(7.67)%	(6.99)%
100 basis point increase	5.23%	4.23%
200 basis point increase	5.92%	4.43%
300 basis point increase	6.09%	4.73%
400 basis point increase	4.97%	3.87%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There has been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 11, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending March 31, 2016, the Company made the following repurchases of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016	57,200	$16.18	975,907	700,545
February 1-29, 2016	86,600	$16.11	1,062,507	613,945
March 1-31, 2016	3,300	$15.91	1,065,807	610,645

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its then current outstanding common stock. Shares repurchased under that approval are shown above. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of First Connecticut Bancorp, Inc. (filed as Exhibit 3.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
3.2.2	Second Amended and Restated Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2.2 to the Form 8-K filed for the Company on February 23, 2016, and incorporated herein by reference).
4.1	Form of Common Stock Certificate of First Connecticut Bancorp, Inc. (filed as Exhibit 4.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.2	Supplemental Executive Retirement Plan of Farmington Bank (filed as Exhibit 10.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.3	Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.3 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.4	First Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.4.1	Second Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).
10.5	Voluntary Deferred Compensation Plan for Key Employees (filed as Exhibit 10.5 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.6	Life Insurance Premium Reimbursement Agreement between Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.6 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.7	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Gregory A. White (filed as Exhibit 10.7 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.8	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.8.1	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).
10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.9.1	Amended Annual Incentive Compensation Plan (filed as Exhibit 10.9.1 to the Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, and incorporated herein by reference)

10.10	Supplemental Retirement Plan Participation Agreement between John J. Patrick, Jr. and Farmington Bank (filed as Exhibit 10.10 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.11	Supplemental Retirement Plan Participation Agreement between Michael T. Schweighoffer and Farmington Bank (filed as Exhibit 10.11 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.12	Supplemental Retirement Plan Participation Agreement between Gregory A. White and Farmington Bank (filed as Exhibit 10.12 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.13	Employment Agreement among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.1 Employment Agreement on Form 8-K for the Company on April 24, 2012 and incorporated herein by reference).
10.13.1	Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference) (term currently extended to December 31, 2018).
10.14	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-Q filed for the Company on May 15, 2012, and incorporated herein by reference).
10.15	First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Appendix A in the Definitive Proxy Statement on Form 14A filed on June 6, 2012 and amended on July 2, 2012 (File No. 001-35209-12890818 and 12960688).
21.1	Subsidiaries of First Connecticut Bancorp, Inc. and Farmington Bank (filed as Exhibit 21.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.
32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.
32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*
*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CONNECTICUT BANCORP, INC.

Date: May 6, 2016	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: May 6, 2016	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

