Form 10-Q
period 2016-06-30
First Connecticut Bancorp, Inc.
filed 2016-08-05
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016, there were 15,818,494 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
	2016	2015
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$37,455	$45,732
Interest bearing deposits with other institutions	29,288	13,407
Total cash and cash equivalents	66,743	59,139
Securities held-to-maturity, at amortized cost	7,640	32,246
Securities available-for-sale, at fair value	149,396	132,424
Loans held for sale	6,912	9,637
Loans (1)	2,424,140	2,361,796
Allowance for loan losses	(20,720)	(20,198)
Loans, net	2,403,420	2,341,598
Premises and equipment, net	18,917	18,565
Federal Home Loan Bank of Boston stock, at cost	18,240	21,729
Accrued income receivable	6,736	6,747
Bank-owned life insurance	51,029	50,618
Deferred income taxes, net	15,405	15,443
Prepaid expenses and other assets	34,786	20,400
Total assets	$2,779,224	$2,708,546
Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,635,876	$1,589,970
Noninterest-bearing	415,562	401,388
	2,051,438	1,991,358
Federal Home Loan Bank of Boston advances	340,600	377,600
Repurchase agreement borrowings	10,500	10,500
Repurchase liabilities	63,027	35,769
Accrued expenses and other liabilities	61,417	47,598
Total liabilities	2,526,982	2,462,825
Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 17,976,893 shares issued and 15,818,494 shares outstanding at June 30, 2016 and 17,976,893 shares issued and 15,881,663 shares outstanding at December 31, 2015	181	181
Additional paid-in-capital	183,504	181,997
Unallocated common stock held by ESOP	(11,100)	(11,626)
Treasury stock, at cost (2,158,399 shares at June 30, 2016 and 2,095,230 shares at December 31, 2015)	(31,868)	(30,602)
Retained earnings	117,980	112,933
Accumulated other comprehensive loss	(6,455)	(7,162)
Total stockholders' equity	252,242	245,721
Total liabilities and stockholders' equity	$2,779,224	$2,708,546

(1) Loans include net deferred loan costs of $3.8 million and $4.0 million at June 30, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$16,120	$15,331	$32,027	$30,389
Other	4,858	4,264	9,572	8,259
Interest and dividends on investments
United States Government and agency obligations	448	385	866	708
Other bonds	14	35	27	53
Corporate stocks	232	145	471	276
Other interest income	26	4	58	11
Total interest income	21,698	20,164	43,021	39,696
Interest expense
Deposits	2,735	2,140	5,471	4,349
Federal Home Loan Bank of Boston advances	980	804	1,947	1,555
Repurchase agreement borrowings	96	92	191	255
Repurchase liabilities	15	29	34	63
Total interest expense	3,826	3,065	7,643	6,222
Net interest income	17,872	17,099	35,378	33,474
Provision for loan losses	801	663	1,018	1,278
Net interest income after provision for loan losses	17,071	16,436	34,360	32,196
Noninterest income
Fees for customer services	1,530	1,500	3,014	2,873
Gain on sales of investments	-	1,250	-	1,523
Net gain on loans sold	751	412	1,241	932
Brokerage and insurance fee income	54	60	108	109
Bank owned life insurance income	307	324	721	597
Other	(25)	528	433	704
Total noninterest income	2,617	4,074	5,517	6,738
Noninterest expense
Salaries and employee benefits	9,213	9,035	18,589	17,825
Occupancy expense	1,189	1,272	2,408	2,639
Furniture and equipment expense	1,018	1,077	2,079	2,113
FDIC assessment	383	402	787	814
Marketing	544	534	965	943
Other operating expenses	2,297	3,277	5,093	6,200
Total noninterest expense	14,644	15,597	29,921	30,534
Income before income taxes	5,044	4,913	9,956	8,400
Income tax expense	1,401	1,441	2,700	2,417
Net income	$3,643	$3,472	$7,256	$5,983

Net earnings per share (See Note 3):
Basic	$0.24	$0.23	$0.49	$0.40
Diluted	0.24	0.23	0.48	0.40
Dividends per share	0.07	0.05	0.14	0.10

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands)
Net income	$3,643	$3,472	$7,256	$5,983
Other comprehensive income, before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	126	(2,793)	768	(2,975)
Less: reclassification adjustment for gains included in net income	-	1,250	-	1,523
Net change in unrealized gains (losses)	126	(1,543)	768	(1,452)
Change related to pension and other postretirement benefit plans	163	29	327	191
Other comprehensive income (loss), before tax	289	(1,514)	1,095	(1,261)
Income tax expense (benefit)	103	(533)	388	(444)
Other comprehensive income (loss), net of tax	186	(981)	707	(817)
Comprehensive income	$3,829	$2,491	$7,963	$5,166

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2015	15,881,663	$181	$181,997	$(11,626)	$(30,602)	$112,933	$(7,162)	$245,721
ESOP shares released and committed to be released	-	-	250	526	-	-	-	776
Cash dividend paid ($0.14 per common share)	-	-	-	-	-	(2,209)	-	(2,209)
Treasury stock acquired	(156,800)	-	-	-	(2,527)	-	-	(2,527)
Stock options exercised	93,631	-	(45)	-	1,261	-	-	1,216
Tax expense from stock-based compensation	-	-	7	-	-	-	-	7
Share based compensation expense	-	-	1,295	-	-	-	-	1,295
Net income	-	-	-	-	-	7,256	-	7,256
Other comprehensive income	-	-	-	-	-	-	707	707
Balance at June 30, 2016	15,818,494	$181	$183,504	$(11,100)	$(31,868)	$117,980	$(6,455)	$252,242

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$7,256	$5,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,018	1,278
Reversal of provision for off-balance sheet commitments	(428)	(3)
Depreciation and amortization	1,210	1,351
Amortization of ESOP expense	776	718
Share based compensation expense	1,295	1,802
Gain on sale of investments	-	(1,523)
Loans originated for sale	(76,572)	(49,809)
Proceeds from the sale of loans held for sale	80,538	45,608
Loss on disposal of premises and equipment	8	-
Gain on fair value adjustment for mortgage banking derivatives	(39)	(126)
Impairment losses on alternative investments	47	113
Mortgage servicing rights impairment	374	-
Writedowns on foreclosed real estate	21	-
Loss on sale of foreclosed real estate	1	9
Net gain on loans sold	(1,241)	(932)
Accretion and amortization of investment security discounts and premiums, net	(40)	(25)
Amortization and accretion of loan fees and discounts, net	208	(323)
Decrease (increase) in accrued income receivable	11	(648)
Deferred income tax	(350)	836
Increase in cash surrender value of bank-owned life insurance	(639)	(597)
(Increase) decrease in prepaid expenses and other assets	(14,497)	95
Increase (decrease) in accrued expenses and other liabilities	14,303	(3,996)
Net cash provided by (used in) operating activities	13,260	(189)
Cash flows from investing activities
Maturities, calls and principal payments of securities held-to-maturity	24,606	8,858
Maturities, calls and principal payments of securities available-for-sale	79,854	153,384
Purchases of securities held-to-maturity	-	(27,000)
Purchases of securities available-for-sale	(96,018)	(109,046)
Loan originations, net of principal repayments	(63,237)	(151,414)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock, net	3,489	(1,711)
Proceeds from (purchase of) bank-owned life insurance	228	(10,000)
Proceeds from sale of foreclosed real estate	167	303
Purchases of premises and equipment	(1,570)	(442)
Net cash used in investing activities	(52,481)	(137,068)
Cash flows from financing activities
Net payments on Federal Home Loan Bank of Boston advances	(37,000)	(1,000)
Decrease in repurchase agreement borrowings	-	(10,500)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	23,682	85,774
Net increase in time deposits	36,398	59,225
Net increase in repurchase liabilities	27,258	7,054
Stock options exercised	1,216	272
Excess tax expense from stock-based compensation	7	4
Repurchase of common stock	(2,527)	(1,844)
Cash dividend paid	(2,209)	(1,599)
Net cash provided by financing activities	46,825	137,386
Net increase in cash and cash equivalents	7,604	129
Cash and cash equivalents at beginning of period	59,139	42,863
Cash and cash equivalents at end of period	$66,743	$42,992

Supplemental disclosure of cash flow information
Cash paid for interest	$7,655	$6,179
Cash paid for income taxes	3,097	3,384
Loans transferred to other real estate owned	189	1,991

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Organization and Business

First Connecticut Bancorp, Inc. is a Maryland-chartered bank holding company that wholly owns its only subsidiary, Farmington Bank (collectively with its subsidiary, the “Company”). Farmington Bank's main office is located in Farmington, Connecticut. Farmington Bank is a full-service, community bank with 24 branch locations throughout central Connecticut and western Massachusetts, offering commercial and residential lending as well as wealth management services. Farmington Bank's primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing primarily in Connecticut and western Massachusetts. However, the Bank will selectively lend to borrowers in other northeastern states.

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. During the six months ended June 30, 2016, the Company had repurchased 156,800 of these shares at a cost of $2.5 million. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 600,945 shares remaining available to be repurchased at June 30, 2016.

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

Change in Accounting Estimate

During the three months ended June 30, 2016, the Company reduced its estimate for the valuation allowance associated with financial instruments with off-balance sheet risk, based on refining the calculation using the same quantitative and qualitative factors used in estimating the allowance for loan losses. As a result, the Company decreased the valuation allowance associated with financial instruments with off-balance sheet risk by $423,000. The $423,000 reduction in the valuation allowance increased net income for the three and six months ended June 30, 2016 by $275,000, or $0.02 per diluted net earnings per share.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2016 and December 31, 2015, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2016.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at June 30, 2016 and December 31, 2015.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $279,000 as of June 30, 2016 and December 31, 2015, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $3.9 million at June 30, 2016.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326)" requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This ASU also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures.

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $29.5 million and $17.7 million to meet these requirements at June 30, 2016 and December 31, 2015, respectively.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands, except per share data):

Net income	$3,643	$3,472	$7,256	$5,983
Less: Dividends to participating shares	(9)	(13)	(18)	(26)
Income allocated to participating shares	(22)	(47)	(43)	(77)
Net income allocated to common stockholders	$3,612	$3,412	$7,195	$5,880

Weighted-average shares issued	17,976,893	18,006,129	17,976,893	18,006,129

Less: Average unallocated ESOP shares	(921,744)	(1,017,278)	(933,600)	(1,029,017)
Average treasury stock	(2,163,407)	(2,034,097)	(2,173,831)	(2,005,332)
Average unvested restricted stock	(126,290)	(260,282)	(126,290)	(263,565)
Weighted-average basic shares outstanding	14,765,452	14,694,472	14,743,172	14,708,215

Plus: Average dilutive shares	311,839	144,982	300,383	136,779
Weighted-average diluted shares outstanding	15,077,291	14,839,454	15,043,555	14,844,994

Net earnings per share (1):
Basic	$0.24	$0.23	$0.49	$0.40
Diluted	$0.24	$0.23	$0.48	$0.40

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the six months ended June 30, 2016 and 2015, respectively, 59,000 and 93,250 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	June 30, 2016
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$30,796	$340	$-	$31,136	$-	$-	$31,136
U.S. Government agency obligations	106,991	267	(3)	107,255	-	-	107,255
Government sponsored residential mortgage-backed securities	4,102	170	-	4,272	-	-	4,272
Corporate debt securities	1,000	36	-	1,036	-	-	1,036
Preferred equity securities	2,000	-	(342)	1,658	-	-	1,658
Marketable equity securities	108	60	(2)	166	-	-	166
Mutual funds	4,014	-	(141)	3,873	-	-	3,873
Total securities available-for-sale	$149,011	$873	$(488)	$149,396	$-	$-	$149,396
Held-to-maturity
Government sponsored residential mortgage-backed securities	$7,640	$-	$-	$7,640	$291	$-	$7,931
Total securities held-to-maturity	$7,640	$-	$-	$7,640	$291	$-	$7,931

	December 31, 2015
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$38,782	$83	$(6)	$38,859	$-	$-	$38,859
U.S. Government agency obligations	82,002	43	(240)	81,805	-	-	81,805
Government sponsored residential mortgage-backed securities	4,958	195	-	5,153	-	-	5,153
Corporate debt securities	1,000	48	-	1,048	-	-	1,048
Preferred equity securities	2,000	-	(368)	1,632	-	-	1,632
Marketable equity securities	108	54	(2)	160	-	-	160
Mutual funds	3,957	-	(190)	3,767	-	-	3,767
Total securities available-for-sale	$132,807	$423	$(806)	$132,424	$-	$-	$132,424
Held-to-maturity
U.S. Government agency obligations	$24,000	$-	$-	$24,000	$28	$(20)	$24,008
Government sponsored residential mortgage-backed securities	8,246	-	-	8,246	103	-	8,349
Total securities held-to-maturity	$32,246	$-	$-	$32,246	$131	$(20)	$32,357

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	June 30, 2016
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	1	$9,998	$(3)	$-	$-	$9,998	$(3)
Preferred equity securities	1	-	-	1,658	(342)	1,658	(342)
Marketable equity securities	1	-	-	4	(2)	4	(2)
Mutual funds	1	-	-	3,873	(141)	3,873	(141)
Total investment securities in an unrealized loss position	4	$9,998	$(3)	$5,535	$(485)	$15,533	$(488)

	December 31, 2015
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	4	$19,935	$(6)	$-	$-	$19,935	$(6)
U.S. Government agency obligations	7	56,762	(240)	-	-	56,762	(240)
Preferred equity securities	1	-	-	1,632	(368)	1,632	(368)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	-	-	2,768	(190)	2,768	(190)
	14	$76,697	$(246)	$4,405	$(560)	$81,102	$(806)
Held-to-maturity
U.S. Government agency obligations	1	$6,980	$(20)	$-	$-	$6,980	$(20)
	1	6,980	(20)	-	-	6,980	(20)
Total investment securities in an unrealized loss position	15	$83,677	$(266)	$4,405	$(560)	$88,082	$(826)

Management believes that no individual unrealized loss as of June 30, 2016 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses greater than twelve months as of June 30, 2016:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at June 30, 2016.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at June 30, 2016.

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the three and six months ended June 30, 2016 and 2015.

There were no gross realized gains on sales of securities available-for-sale for the three and six months ended June 30, 2016. There were gross realized gains on sales of securities available-for-sale totaling $1.3 million and $1.5 million for the three and six months ended June 30, 2015, respectively

As of June 30, 2016 and December 31, 2015, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $130.6 million and $112.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at June 30, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$24,481	$24,493	$-	$-
Due after one year through five years	114,306	114,934	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	4,102	4,272	7,640	7,931
	$142,889	$143,699	$7,640	$7,931

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$54,499	$54,511	$-	$-
Due after one year through five years	67,285	67,201	24,000	24,008
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	4,958	5,153	8,246	8,349
	$126,742	$126,865	$32,246	$32,357

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $18.2 million and $21.7 million of FHLBB capital stock at June 30, 2016 and December 31, 2015, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at June 30, 2016. Capital adequacy, credit ratings, the value of the stock, overall financial condition of the FHLB system and FHLBB as well as current economic factors was analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired at June 30, 2016.

Alternative Investments

Alternative investments, which totaled $2.5 million at June 30, 2016 and December 31, 2015, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at June 30, 2016. The Company recognized a $47,000 and $113,000 other-than-temporary impairment charge on its limited partnerships for the six months ended June 30, 2016 and 2015, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $178,000 and $42,000 for the six months ended June 30, 2016 and 2015, respectively. See a further discussion of fair value in Note 15 - Fair Value Measurements. The Company has $619,000 in unfunded commitments remaining for its alternative investments as of June 30, 2016.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	June 30,	December 31,
	2016	2015
(Dollars in thousands)
Real estate:
Residential	$842,427	$849,722
Commercial	922,643	887,431
Construction	41,466	30,895
Installment	3,267	2,970
Commercial	437,046	409,550
Collateral	1,689	1,668
Home equity line of credit	171,212	174,701
Revolving credit	79	91
Resort	535	784
Total loans	2,420,364	2,357,812
Net deferred loan costs	3,776	3,984
Loans	2,424,140	2,361,796
Allowance for loan losses	(20,720)	(20,198)
Loans, net	$2,403,420	$2,341,598

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments for the three and six months ended June 30, 2016 and 2015 are as follows:

	For the Three Months Ended June 30, 2016
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,926	$-	$1	$(183)	$3,744
Commercial	10,245	-	-	244	10,489
Construction	296	-	-	31	327
Installment	40	-	-	(1)	39
Commercial	4,247	(191)	1	573	4,630
Collateral	-	-	-	-	-
Home equity line of credit	1,420	-	-	71	1,491
Revolving credit	-	(72)	6	66	-
Resort	-	-	-	-	-
	$20,174	$(263)	$8	$801	$20,720

	For the Three Months Ended June 30, 2015
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$4,383	$(45)	$16	$98	$4,452
Commercial	8,917	(213)	-	297	9,001
Construction	472	-	-	(111)	361
Installment	40	(1)	-	(3)	36
Commercial	3,427	(18)	-	336	3,745
Collateral	-	-	-	-	-
Home equity line of credit	1,993	-	-	(7)	1,986
Revolving credit	-	(59)	6	53	-
Resort	-	-	-	-	-
	$19,232	$(336)	$22	$663	$19,581

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2016
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$4,084	$(24)	$1	$(317)	$3,744
Commercial	10,255	-	-	234	10,489
Construction	231	-	-	96	327
Installment	39	(1)	-	1	39
Commercial	4,119	(342)	10	843	4,630
Collateral	-	(10)	-	10	-
Home equity line of credit	1,470	-	-	21	1,491
Revolving credit	-	(147)	17	130	-
Resort	-	-	-	-	-
	$20,198	$(524)	$28	$1,018	$20,720

	For the Six Months Ended June 30, 2015
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$4,382	$(193)	$16	$247	$4,452
Commercial	8,949	(213)	-	265	9,001
Construction	478	-	-	(117)	361
Installment	41	(3)	-	(2)	36
Commercial	3,250	(20)	-	515	3,745
Collateral	-	-	-	-	-
Home equity line of credit	1,859	(138)	-	265	1,986
Revolving credit	-	(121)	15	106	-
Resort	1	-	-	(1)	-
	$18,960	$(688)	$31	$1,278	$19,581

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$12,364	$120	$12,377	$139
Commercial	15,746	10	16,152	26
Construction	4,719	-	4,719	-
Installment	239	7	259	8
Commercial	2,997	291	6,023	361
Collateral	-	-	-	-
Home equity line of credit	1,617	-	703	-
Revolving credit	-	-	-	-
Resort	535	-	784	-
	38,217	428	41,017	534

Loans collectively evaluated for impairment:
Real estate:
Residential	$834,599	$3,624	$841,921	$3,945
Commercial	906,190	10,479	870,757	10,229
Construction	36,747	327	26,176	231
Installment	3,020	32	2,695	31
Commercial	434,004	4,339	403,473	3,758
Collateral	1,689	-	1,668	-
Home equity line of credit	169,595	1,491	173,998	1,470
Revolving credit	79	-	91	-
Resort	-	-	-	-
	2,385,923	20,292	2,320,779	19,664
Total	$2,424,140	$20,720	$2,361,796	$20,198

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at June 30, 2016 and December 31, 2015:

	June 30, 2016
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	13	$2,035	7	$911	14	$6,538	34	$9,484	$-
Commercial	-	-	-	-	1	941	1	941	-
Construction	-	-	-	-	1	187	1	187	-
Installment	-	-	1	26	-	-	1	26	-
Commercial	-	-	-	-	4	989	4	989	-
Collateral	2	20	-	-	-	-	2	20	-
Home equity line of credit	-	-	2	460	1	69	3	529	-
Demand	1	30	-	-	-	-	1	30	-
Revolving credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	16	$2,085	10	$1,397	21	$8,724	47	$12,206	$-

	December 31, 2015
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	18	$3,379	5	$863	15	$6,304	38	$10,546	$-
Commercial	2	318	-	-	1	994	3	1,312	-
Construction	-	-	-	-	1	187	1	187	-
Installment	3	38	-	-	-	-	3	38	-
Commercial	4	153	-	-	2	1,752	6	1,905	-
Collateral	7	68	-	-	1	10	8	78	-
Home equity line of credit	3	280	2	360	2	210	7	850	-
Demand	1	29	-	-	-	-	1	29	-
Revolving credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	38	$4,265	7	$1,223	22	$9,457	67	$14,945	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans:
Real estate:
Residential	$9,385	$9,773
Commercial	1,040	1,106
Construction	187	187
Installment	26	32
Commercial	2,311	3,232
Collateral	11	10
Home equity line of credit	563	573
Revolving credit	-	-
Resort	-	-
Total nonaccruing loans	13,523	14,913
Loans 90 days past due and still accruing	-	-
Other real estate owned	279	279
Total nonperforming assets	$13,802	$15,192

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,628	$13,052	$-	$11,530	$12,878	$-
Commercial	12,852	12,967	-	13,233	13,303	-
Construction	4,719	4,965	-	4,719	4,965	-
Installment	214	230	-	202	202	-
Commercial	1,988	2,167	-	3,921	4,066	-
Collateral	-	-	-	-	-	-
Home equity line of credit	1,617	1,642	-	703	719	-
Revolving credit	-	-	-	-	-	-
Resort	535	535	-	784	784	-
Total	33,553	35,558	-	35,092	36,917	-

Impaired loans with a valuation allowance:
Real estate:
Residential	736	755	120	847	881	139
Commercial	2,894	2,894	10	2,919	2,919	26
Construction	-	-	-	-	-	-
Installment	25	25	7	57	72	8
Commercial	1,009	1,698	291	2,102	2,457	361
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Revolving credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	4,664	5,372	428	5,925	6,329	534
Total impaired loans	$38,217	$40,930	$428	$41,017	$43,246	$534

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2016	2016	2016	2015	2015	2015
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(Dollars in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,260	$24	$48	$7,934	$26	$53
Commercial	13,138	132	271	14,016	147	289
Construction	4,719	34	69	3,586	34	68
Installment	220	3	6	230	4	7
Commercial	3,101	8	19	3,879	26	55
Collateral	-	-	-	-	-	-
Home equity line of credit	1,195	8	10	953	-	2
Revolving Credit	-	-	-	-	-	-
Resort	721	6	13	859	7	14
Total	34,354	215	436	31,457	244	488

Impaired loans with a valuation allowance:
Real estate:
Residential	855	8	19	3,652	9	18
Commercial	2,913	35	70	4,674	35	87
Construction	-	-	-	-	-	-
Installment	34	-	-	29	-	-
Commercial	1,966	1	2	1,417	5	10
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Revolving Credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	5,768	44	91	9,772	49	115
Total impaired loans	$40,122	$259	$527	$41,229	$293	$603

There was no interest income recognized on a cash basis method of accounting for the three and six months ended June 30, 2016 and 2015.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at June 30, 2016 and December 31, 2015:

	June 30, 2016
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	14	$2,529	9	$4,761	23	$7,290
Commercial	4	6,544	-	-	4	6,544
Construction	1	4,532	1	187	2	4,719
Installment	4	213	1	26	5	239
Commercial	3	414	8	1,323	11	1,737
Collateral	-	-	-	-	-	-
Home equity line of credit	8	1,078	1	59	9	1,137
Revolving credit	-	-	-	-	-	-
Resort	1	535	-	-	1	535
Total	35	$15,845	20	$6,356	55	$22,201

	December 31, 2015
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	14	$2,242	11	$5,557	25	$7,799
Commercial	4	6,664	-	-	4	6,664
Construction	1	4,532	1	187	2	4,719
Installment	4	227	2	32	6	259
Commercial	6	2,350	8	1,482	14	3,832
Collateral	-	-	-	-	-	-
Home equity line of credit	3	153	-	-	3	153
Revolving credit	-	-	-	-	-	-
Resort	1	784	-	-	1	784
Total	33	$16,952	22	$7,258	55	$24,210

The recorded investment balance of TDRs were $22.2 million and $24.2 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $15.8 million and $17.0 million while TDRs on nonaccrual status were $6.4 million and $7.3 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At June 30, 2016 and December 31, 2015, the allowance for loan losses included specific reserves of $265,000 and $340,000 related to TDRs, respectively. For the six months ended June 30, 2016 and 2015, the Bank had charge-offs totaling $-0- and $204,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $265,000 and $272,000 at June 30, 2016 and December 31, 2015, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016			For the Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Home equity line of credit	3	$141	$141	6	$985	$984
Total	3	$141	$141	6	$985	$984

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	5	$922	$922	6	$1,043	$1,042
Commercial				1	493	490
Installment	-	-	-	1	44	43
Commercial	2	34	34	3	132	131
Home equity line of credit	1	26	26	3	153	153
Total	8	$982	$982	14	$1,865	$1,859

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Home equity line of credit	3	$-	$-	$-	$141	$141
Total	3	$-	$-	$-	$141	$141

	For the Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Home equity line of credit	6	$-	$-	$-	$984	$984
Total	6	$-	$-	$-	$984	$984

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended June 30, 2015
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	5	$-	$-	$-	$922	$922
Commercial	2	-	-	34	-	34
Home equity line of credit	1	-	-	-	26	26
Total	8	$-	$-	$34	$948	$982

	For the Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	6	$-	$-	$-	$1,042	$1,042
Commercial	1	-	-	-	490	490
Installment	1	-	-	-	43	43
Commercial	3	-	-	34	97	131
Home Equity line of credit	3	-	-	-	153	153
Total	14	$-	$-	$34	$1,825	$1,859

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. One TDR loan, a $301,000 residential real estate loan re-defaulted during the twelve month period preceding the modification date during the three and six months ended June 30, 2016. There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date during the three and six months ended June 30, 2015.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2016 and December 31, 2015:

	June 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$831,732	$978	$9,717	$-	$842,427
Commercial	906,783	7,100	8,760	-	922,643
Construction	36,747	-	4,719	-	41,466
Installment	3,213	28	26	-	3,267
Commercial	418,144	6,257	12,516	129	437,046
Collateral	1,678	-	11	-	1,689
Home equity line of credit	170,460	-	752	-	171,212
Revolving credit	79	-	-	-	79
Resort	535	-	-	-	535
Total Loans	$2,369,371	$14,363	$36,501	$129	$2,420,364

	December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$838,314	$1,154	$10,254	$-	$849,722
Commercial	867,531	10,861	9,039	-	887,431
Construction	26,176	-	4,719	-	30,895
Installment	2,886	52	32	-	2,970
Commercial	390,719	10,354	8,311	166	409,550
Collateral	1,647	-	21	-	1,668
Home equity line of credit	173,879	229	593	-	174,701
Revolving credit	91	-	-	-	91
Resort	784	-	-	-	784
Total Loans	$2,302,027	$22,650	$32,969	$166	$2,357,812

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $4.2 million and $4.4 million at June 30, 2016 and December 31, 2015, respectively, and the balance is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $4.2 million and $5.0 million at June 30, 2016 and December 31, 2015, respectively. Mortgage servicing rights impairment totaling $374,000 and $-0- for the six months ended June 30, 2016 and 2015, respectively, is included as a component of other noninterest income in the accompanying Consolidated Statements of Income. Total loans sold with servicing rights retained were $64.3 million and $36.1 million for the six months ended June 30, 2016 and 2015, respectively. The net gain on loans sold totaled $1.2 million and $932,000 for the six months ended June 30, 2016 and 2015, respectively, and is included in the accompanying Consolidated Statements of Income.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition, totaled $497.1 million and $457.5 million at June 30, 2016 and December 31, 2015, respectively. Loan servicing fees for others totaling $584,000 and $426,000 for the six months ended June 30, 2016 and 2015, respectively, are included as a component of other noninterest income in the accompanying Consolidated Statements of Income.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at June 30, 2016 and December 31, 2015. The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $55.0 million and $45.0 million, which were undrawn at June 30, 2016 and December 31, 2015, respectively. The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2016. The line was undrawn at June 30, 2016 and December 31, 2015. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $340.6 million and $377.6 million at June 30, 2016 and December 31, 2015, respectively. Advances from the FHLBB are collateralized by first residential and commercial mortgages and home equity lines of credit with an estimated eligible collateral value of $1.2 billion and $1.3 billion at June 30, 2016 and December 31, 2015, respectively. The Company had available borrowings of $443.7 million and $407.8 million at June 30, 2016 and December 31, 2015, respectively, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $65.5 million and $63.0 million at June 30, 2016 and December 31, 2015, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $64.4 million and $63.2 million on an overnight basis at June 30, 2016 and December 31, 2015, respectively, and was undrawn as of June 30, 2016 and December 31, 2015. The funding arrangement was collateralized by $134.3 million and $136.6 million in pledged commercial real estate loans as of June 30, 2016 and December 31, 2015, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities with a fair value of $11.3 million at June 30, 2016 and December 31, 2015. Outstanding borrowings totaled $10.5 million at June 30, 2016 and December 31, 2015.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $63.0 million and $35.8 million at June 30, 2016 and December 31, 2015, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $64.5 million and $40.4 million as of June 30, 2016 and December 31, 2015, respectively.

8.	Deposits

Deposit balances are as follows:

	June 30,	December 31,
	2016	2015
(Dollars in thousands)
Noninterest-bearing demand deposits	$415,562	$401,388
Interest-bearing
NOW accounts	429,973	468,054
Money market	498,847	460,737
Savings accounts	229,868	220,389
Time deposits	477,188	440,790
Total interest-bearing deposits	1,635,876	1,589,970
Total deposits	$2,051,438	$1,991,358

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. The Company also has established a relationship for brokered deposits. There were brokered deposits totaling $43.2 million and $44.3 million at June 30, 2016 and December 31, 2015, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $105.1 million and $89.6 million at June 30, 2016 and December 31, 2015, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands)
Service cost	$-	$-	$14	$14
Interest cost	262	259	30	30
Expected return on plan assets	(278)	(362)	-	-
Amortization:	-
Loss	176	176	-	3
Prior service cost	-	-	(13)	(13)
Net periodic benefit cost	$160	$73	$31	$34

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands)
Service cost	$-	$-	$28	$29
Interest cost	525	518	60	61
Expected return on plan assets	(556)	(724)	-	-
Amortization:			-
Loss	352	354	-	6
Prior service cost	-	-	(25)	(25)
Net periodic benefit cost	$321	$148	$63	$71

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

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At June 30, 2016, the loan had an outstanding balance of $12.0 million and an interest rate of 4.25%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $776,000 and $718,000 for the six months ended June 30, 2016 and 2015, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Shares held by the ESOP include the following as of June 30, 2016:

Allocated	476,805
Committed to be released	47,420
Unallocated	906,191
1,430,416

The fair value of unallocated ESOP shares was $15.0 million at June 30, 2016.

10.	Stock Incentive Plan

In May 2016, the Company’s shareholders approved the First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for a total of 300,000 shares of common stock for issuance upon the grant or exercise of awards. The Company has not issued any shares from the 2016 Plan as of June 30, 2016.

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the Consolidated Statements of Income. For the six months ended June 30, 2016 and 2015, the Company recorded $1.3 million and $1.8 million of share-based compensation expense, respectively, comprised of $528,000 and $726,000 of stock option expense, respectively and $767,000 and $1.1 million of restricted stock expense, respectively. Expected future compensation expense relating to the 353,820 non-vested options outstanding at June 30, 2016, is $346,000 over the remaining weighted-average period of 1.29 years. Expected future compensation expense relating to the 126,290 non-vested restricted shares at June 30, 2016, is $282,000 over the remaining weighted-average period of 0.18 years.

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

Weighted-average assumptions for the six months ended June 30, 2016 and 2015:

	2016	2015
Weighted per share average fair value of options granted	$2.98	$3.33
Weighted-average assumptions:
Risk-free interest rate	1.59%	1.51%
Expected volatility	23.11%	26.03%
Expected dividend yield	2.13%	1.99%
Weighted-average dividend yield	1.72% - 2.35%	1.25% - 2.59%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the six months ended June 30, 2016.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,656,157	$13.11
Granted	7,000	16.07
Exercised	(93,631)	12.99
Forfeited	(800)	14.17
Expired	-	-
Outstanding at June 30, 2016	1,568,726	$13.13	6.30	$5,379

Exercisable at June 30, 2016	1,214,906	$13.05	6.22	$4,267

The total intrinsic value of options exercised during the six months ended June 30, 2016 was $339,000.

The following is a summary of the status of the Company’s restricted stock for the six months ended June 30, 2016.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	126,290	$12.95
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at June 30, 2016	126,290	$12.95

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

11.	Derivative Financial Instruments

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of June 30, 2016, the Company maintained a cash balance of $25.1 million with a correspondent bank to collateralize its position. The Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of June 30, 2016.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		June 30, 2016			December 31, 2015
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	75	$341,247	$25,546	60	$257,693	$10,564

Commercial loan customer interest rate swap position	Other Liabilities	-	-	-	6	23,411	(78)

Counterparty interest rate swap position	Other Liabilities	75	341,247	(25,837)	66	281,104	(10,599)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying Consolidated Statements of Income as follows:

	For The Three Months Ended June 30,
	2016			2015
	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(1,441)	$5,190	$3,749	$(1,160)	$(4,078)	$(5,238)

Counterparty interest rate swap position	1,441	(5,190)	(3,749)	1,160	4,078	5,238
Total	$-	$-	$-	$-	$-	$-

	For The Six Months Ended June 30,
	2016			2015
	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(2,813)	$14,982	$12,169	$(2,337)	$(775)	$(3,112)

Counterparty interest rate swap position	2,813	(14,982)	(12,169)	2,337	775	3,112
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2016, the notional amount of outstanding rate locks totaled approximately $31.8 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $34.3 million, which included mandatory forward commitments totaling approximately $25.8 million at June 30, 2016. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Offsetting of Financial Assets and Liabilities

The following tables present the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of June 30, 2016 and December 31, 2015, disaggregated by the class of collateral pledged.

	June 30, 2016				December 31, 2015
	Remaining Contractual Maturity of the Agreements				Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S. Government agency obligations	$-	$-	$6,000	$6,000	$-	$-	$6,000	$6,000
Government sponsored residential mortgage-backed securities	-	-	4,500	4,500	-	-	4,500	4,500
Total repurchase agreement borrowings	-	-	10,500	10,500	-	-	10,500	10,500
Repurchase liabilities
U.S. Government agency obligations	63,027	-	-	63,027	35,769	-	-	35,769
Total repurchase liabilities	63,027	-	-	63,027	35,769	-	-	35,769
Total	$63,027	$-	$10,500	$73,527	$35,769	$-	$10,500	$46,269

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at June 30, 2016 and December 31, 2015:

	June 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$25,546	$-	$25,546	$-	$-	$25,100	$446
Total	$25,546	$-	$25,546	$-	$-	$25,100	$446

	June 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$25,837	$-	$25,837	$-	$-	$25,100	$737
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$36,337	$-	$36,337	$-	$10,500	$25,100	$737

	December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,564	$-	$10,564	$-	$-	$10,564	$-
Total	$10,564	$-	$10,564	$-	$-	$10,564	$-

	December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,677	$-	$10,677	$-	$-	$10,677	$-
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$21,177	$-	$21,177	$-	$10,500	$10,677	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

13.	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statements of Financial Condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

	June 30,	December 31,
	2016	2015
(Dollars in thousands)
Approved loan commitments	$43,344	$46,144
Unadvanced portion of construction loans	46,796	44,457
Unused lines for home equity loans	188,883	204,983
Unused revolving lines of credit	70	365
Unused commercial letters of credit	3,433	3,558
Unused commercial lines of credit	204,335	187,819
	$486,861	$487,326

Financial instruments with off-balance sheet risk had a valuation allowance of $73,000 and $501,000 as of June 30, 2016 and December 31, 2015, respectively.

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

At June 30, 2016 and December 31, 2015, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the six months ended June 30, 2016 and 2015.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, preferred equity securities and marketable equity securities. Level 2 securities include U.S. treasury obligations, U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, trust preferred debt securities, and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at June 30, 2016 and December 31, 2015.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a gain of $40,000 and $126,000 for the six months ended June 30, 2016 and 2015, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the financial instruments carried at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$31,136	$13,994	$17,142	$-
U.S. Government agency obligations	107,255	-	107,255	-
Government sponsored residential mortgage-backed securities	4,272	-	4,272	-
Corporate debt securities	1,036	-	1,036	-
Preferred equity securities	1,658	1,658	-	-
Marketable equity securities	166	166	-	-
Mutual funds	3,873	-	3,873	-
Securities available-for-sale	149,396	15,818	133,578	-
Interest rate swap derivative	25,546	-	25,546	-
Derivative loan commitments	517	-	-	517
Total	$175,459	$15,818	$159,124	$517

Liabilities
Interest rate swap derivative	$25,837	$-	$25,837	$-
Forward loan sales commitments	340	-	-	340
Total	$26,177	$-	$25,837	$340

	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$38,859	$21,996	$16,863	$-
U.S. Government agency obligations	81,805	-	81,805	-
Government sponsored residential mortgage-backed securities	5,153	-	5,153	-
Corporate debt securities	1,048	-	1,048	-
Preferred equity securities	1,632	1,632	-	-
Marketable equity securities	160	160	-	-
Mutual funds	3,767	-	3,767	-
Securities available-for-sale	132,424	23,788	108,636	-
Interest rate swap derivative	10,564	-	10,564	-
Derivative loan commitments	207	-	-	207
Total	$143,195	$23,788	$119,200	$207

Liabilities
Interest rate swap derivative	$10,677	$-	$10,677	$-
Forward loan sales commitments	70	-	-	70
Total	$10,747	$-	$10,677	$70

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands)
Balance, at beginning of period	$192	$144	$137	$14
Total realized gain (loss): Included in earnings	(15)	(4)	40	126
Balance, at the end of period	$177	$140	$177	$140

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$177	Adjusted quoted prices in active markets	Embedded servicing value	0.99%

December 31, 2015
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$137	Adjusted quoted prices in active markets	Embedded servicing value	1.28%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2016			December 31, 2015
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$972	$-	$-	$4,225
Mortgage servicing rights	-	-	4,222	-	-	-
Other real estate owned	-	-	-	-	-	279

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a description of the valuation methodologies used for instruments measured on a non-recurring basis:

Mortgage Servicing Rights: A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Mortgage servicing rights impairment totaling $374,000 and $-0- for the six months ended June 30, 2016 and 2015, respectively, is included as a component of other noninterest income in the accompanying Consolidated Statements of Income. As such, measurement at fair value is on a nonrecurring basis. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Loans Held for Sale: Loans held for sale are accounted for at the lower of cost or market and are considered to be recognized at fair value when recorded at below cost. The fair value of loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Impaired Loans: Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria. As appraisals on impaired loans are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of June 30, 2016 and December 31, 2015.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. As appraisals on foreclosed real estate are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of June 30, 2016 and December 31, 2015.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$972	Appraisals	Discount for dated appraisal	5% - 20%	12.5%
			Discount for costs to sell	8% - 15%	11.5%
Mortgage servicing rights	$4,222	Discounted Cash Flows	Prepayment speeds	10.81% - 20.95%	14.19%
			Discount rate	n/a	9.125%

December 31, 2015
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$4,225	Appraisals	Discount for dated appraisal	5% - 20%	12.5%
			Discount for costs to sell	8% - 15%	11.5%
Other real estate owned	$279	Appraisals	Discount for costs to sell	8% - 15%	11.5%
			Discount for condition	10% - 30%	20.0%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.5 million at June 30, 2016 and December 31, 2015. The Company recognized a $47,000 and $113,000 other-than-temporary impairment charge on its limited partnerships for the six months ended June 30, 2016 and 2015, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $178,000 and $42,000 for the six months ended June 30, 2016 and 2015, respectively. The Company has $619,000 in unfunded commitments remaining for its alternative investments as of June 30, 2016.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		June 30, 2016		December 31, 2015
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$7,640	$7,931	$32,246	$32,357
Securities available-for-sale	See previous table	149,396	149,396	132,424	132,424
Loans	Level 3	2,424,140	2,412,165	2,361,796	2,336,293
Loans held-for-sale	Level 2	6,912	7,109	9,637	9,686
Mortgage servicing rights	Level 3	4,222	4,222	4,406	5,029
Federal Home Loan Bank of Boston stock	Level 2	18,240	18,240	21,729	21,729
Alternative investments	Level 3	2,499	2,247	2,508	2,409
Interest rate swap derivatives	Level 2	25,546	25,546	10,564	10,564
Derivative loan commitments	Level 3	517	517	207	207

Financial liabilities
Deposits other than time deposits	Level 1	1,574,250	1,574,250	1,550,568	1,550,568
Time deposits	Level 2	477,188	481,620	440,790	444,803
Federal Home Loan Bank of Boston advances	Level 2	340,600	343,321	377,600	376,626
Repurchase agreement borrowings	Level 2	10,500	10,571	10,500	10,539
Repurchase liabilities	Level 2	63,027	63,020	35,769	35,765
Interest rate swap derivatives	Level 2	25,837	25,837	10,677	10,677
Forward loan sales commitments	Level 3	340	340	70	70

16.	Regulatory Matters

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Management believes, as of June 30, 2016 and December 31, 2015 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2016. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At June 30, 2016
Total Capital (to Risk Weighted Assets)	$244,519	11.07%	$176,707	8.00%	$220,884	10.00%
Tier I Capital (to Risk Weighted Assets)	223,726	10.12	132,644	6.00	176,858	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	223,726	10.12	99,483	4.50	143,698	6.50
Tier I Leverage Capital (to Average Assets)	223,726	8.27	108,211	4.00	135,264	5.00

At December 31, 2015
Total Capital (to Risk Weighted Assets)	$236,486	11.16%	$169,524	8.00%	$211,905	10.00%
Tier I Capital (to Risk Weighted Assets)	215,787	10.18	127,183	6.00	169,577	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	215,787	10.18	95,387	4.50	137,781	6.50
Tier I Leverage Capital (to Average Assets)	215,787	8.03	107,490	4.00	134,363	5.00

First Connecticut Bancorp, Inc.:
At June 30, 2016
Total Capital (to Risk Weighted Assets)	$279,212	12.63%	$176,856	8.00%	$221,070	10.00%
Tier I Capital (to Risk Weighted Assets)	258,419	11.69	132,636	6.00	176,848	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	258,419	11.69	99,477	4.50	143,689	6.50
Tier I Leverage Capital (to Average Assets)	258,419	9.55	108,238	4.00	135,298	5.00

At December 31, 2015
Total Capital (to Risk Weighted Assets)	$273,255	12.88%	$169,724	8.00%	$212,155	10.00%
Tier I Capital (to Risk Weighted Assets)	252,556	11.91	127,232	6.00	169,643	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	252,556	11.91	95,424	4.50	137,835	6.50
Tier I Leverage Capital (to Average Assets)	252,556	9.39	107,585	4.00	134,481	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

17.	Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive loss, net of tax by component:

	Three Months Ended June 30, 2016
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at March 31, 2016	$166	$(6,807)	$(6,641)
Other comprehensive income during the period	81	-	81
Amount reclassified from accumulated other comprehensive income, net of tax	-	105	105
Net change	81	105	186
Balance at June 30, 2016	$247	$(6,702)	$(6,455)

	Three Months Ended June 30, 2015
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at March 31, 2015	$1,105	$(7,452)	$(6,347)
Other comprehensive loss during the period	(1,810)	-	(1,810)
Amount reclassified from accumulated other comprehensive income, net of tax	810	19	829
Net change	(1,000)	19	(981)
Balance at June 30, 2015	$105	$(7,433)	$(7,328)

	Six Months Ended June 30, 2016
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2015	$(249)	$(6,913)	$(7,162)
Other comprehensive income during the period	496	-	496
Amount reclassified from accumulated other comprehensive income, net of tax	-	211	211
Net change	496	211	707
Balance at June 30, 2016	$247	$(6,702)	$(6,455)

	Six Months Ended June 30, 2015
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2014	$1,046	$(7,557)	$(6,511)
Other comprehensive loss during the period	(1,928)	-	(1,928)
Amount reclassified from accumulated other comprehensive income, net of tax	987	124	1,111
Net change	(941)	124	(817)
Balance at June 30, 2015	$105	$(7,433)	$(7,328)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of the changes in components of other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, including the amount of income tax expense allocated to each component of other comprehensive income (loss):

	For the Three Months Ended June 30, 2016
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$126	$(45)	$81
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	126	(45)	81
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	163	(58)	105
Total other comprehensive income	$289	$(103)	$186

	For the Three Months Ended June 30, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(2,793)	$983	$(1,810)
Less: net security gains reclassified into other noninterest income	1,250	(440)	810
Net change in fair value of securities available-for-sale	(1,543)	543	(1,000)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	29	(10)	19
Total other comprehensive loss	$(1,514)	$533	$(981)

	For the Six Months Ended June 30, 2016
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$768	$(272)	$496
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	768	(272)	496
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	327	(116)	211
Total other comprehensive income	$1,095	$(388)	$707

	For the Six Months Ended June 30, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(2,975)	$1,047	$(1,928)
Less: net security gains reclassified into other noninterest income	1,523	(536)	987
Net change in fair value of securities available-for-sale	(1,452)	511	(941)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	191	(67)	124
Total other comprehensive loss	$(1,261)	$444	$(817)

(1)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

18.	Legal Actions

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

General

First Connecticut Bancorp, Inc. is a Maryland-chartered stock holding company that wholly owns Farmington Bank. Farmington Bank is a full-service, community bank with 24 branch locations throughout central Connecticut and western Massachusetts, offering commercial and residential lending as well as wealth management services. Established in 1851, Farmington Bank is a diversified consumer and commercial bank with an ongoing commitment to contribute to the betterment of the communities in our region.

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service.

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of June 30, 2016 our total risk-based capital ratio was 12.63%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We recently expanded into western Massachusetts opening two de novo branches in the fourth quarter of 2015 and opened a de novo branch in Vernon, Connecticut during the second quarter of 2016. We plan to open a branch in Manchester, Connecticut in 2016 and continue to evaluate future growth through de novo branching.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2016.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at June 30, 2016 and December 31, 2015.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2016 and December 31, 2015, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc. This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation. As a result, approximately $3.3 million of charitable contribution carryforward remains at June 30, 2016 resulting in a deferred tax asset of approximately $1.2 million. The Company believes it is more likely than not that this carryforward will not be fully utilized before expiration in 2016. Therefore, a valuation allowance has been recorded against this deferred tax asset. Some of this charitable contribution carryforward would likely expire unutilized if the Company does not generate sufficient taxable income over this year. The Company monitors the need for a valuation allowance on a quarterly basis.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At June 30, 2016 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through 2015. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of June 30, 2016, management believes it is more likely than not that the deferred tax assets other than the contribution carryforward will be realized through future reversals of existing taxable temporary differences and future taxable income. At June 30, 2016, our net deferred tax asset was $15.4 million with a $771,000 valuation allowance.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Our total assets increased $70.7 million to $2.8 billion at June 30, 2016 compared to December 31, 2015 primarily due to a $61.8 million increase in loans, a $14.4 million increase in prepaid expenses and other assets offset by a $7.6 million decrease in securities.

Our investment portfolio totaled $157.0 million or 5.7% of total assets and $164.7 million or 6.1% of total assets at June 30, 2016 and December 31, 2015, respectively. Available-for-sale investment securities totaled $149.4 million at June 30, 2016 compared to $132.4 million at December 31, 2015. Securities held-to-maturity decreased $24.6 million to $7.6 million at June 30, 2016 from $32.2 million at December 31, 2015 primarily due to $24.0 million being called during the six months ended June 30, 2016. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Loans increased $61.8 million to $2.4 billion as of June 30, 2016 primarily driven by a $73.3 million increase in the commercial loan portfolio. The allowance for loan losses was $20.7 million and $20.2 million at June 30, 2016 and December 31, 2015. At June 30, 2016, the allowance for loan losses represented 0.86% of total loans and 153.22% of non-performing loans, compared to 0.86% of total loans and 135.44% of non-performing loans as of December 31, 2015.

Prepaid expenses and other assets increased $14.4 million to $34.8 million at June 30, 2016 compared to $20.4 million at December 31, 2015 primarily due to a $15.0 million increase in the fair value of our interest rate swaps.

Total liabilities increased $64.2 million to $2.5 billion at June 30, 2016 and December 31, 2015. Deposits increased $60.1 million or 3.0% to $2.1 billion at June 30, 2016 which includes increases in interest-bearing deposits of $45.9 million primarily due to deposits related to our two de novo branch expansion into western Massachusetts during the fourth quarter of 2015 and our de novo branch in Vernon, Connecticut which opened during the second quarter of 2016. There were brokered deposits totaling $43.2 million and $44.3 million at June 30, 2016 and December 31, 2015, respectively. Federal Home Loan Bank of Boston advances decreased $37.0 million to $340.6 million at June 30, 2016 from $377.6 million at December 31, 2015 as we used the increase in the deposits to pay down the advances.

Stockholders’ equity increased $6.5 million to $252.0 million compared to December 31, 2015 primarily due to $7.2 million in net income. The Company paid cash dividends totaling $2.2 million or $0.14 per share during the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company repurchased 156,800 shares of common stock at an average price per share of $16.12 at a total cost of $2.5 million. Repurchased shares are held as treasury stock and will be available for general corporate purposes.

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

	For The Three Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends (1)	Yield/ Cost	Average Balance	Interest and Dividends (1)	Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,387,538	$21,499	3.62%	$2,241,447	$19,949	3.57%
Securities	150,257	515	1.38%	178,780	478	1.07%
Federal Home Loan Bank of Boston stock	17,763	179	4.05%	20,310	86	1.70%
Federal funds and other earning assets	22,607	26	0.46%	10,032	5	0.20%
Total interest-earning assets	2,578,165	22,219	3.47%	2,450,569	20,518	3.36%
Noninterest-earning assets	127,656			121,820
Total assets	$2,705,821			$2,572,389

Interest-bearing liabilities:
NOW accounts	$470,835	$336	0.29%	$454,532	$310	0.27%
Money market	486,826	930	0.77%	435,749	798	0.73%
Savings accounts	226,820	59	0.10%	217,651	57	0.11%
Certificates of deposit	473,976	1,410	1.20%	392,941	975	1.00%
Total interest-bearing deposits	1,658,457	2,735	0.66%	1,500,873	2,140	0.57%
Federal Home Loan Bank of Boston advances	279,601	980	1.41%	366,460	804	0.88%
Repurchase agreement borrowings	10,500	96	3.68%	10,500	92	3.51%
Repurchase liabilities	41,757	15	0.14%	52,043	29	0.22%
Total interest-bearing liabilities	1,990,315	3,826	0.77%	1,929,876	3,065	0.64%
Noninterest-bearing deposits	404,809			348,857
Other noninterest-bearing liabilities	58,085			52,831
Total liabilities	2,453,209			2,331,564
Stockholders' equity	252,612			240,825
Total liabilities and stockholders' equity	$2,705,821			$2,572,389

Tax-equivalent net interest income		$18,393			$17,453
Less: tax-equivalent adjustment		(521)			(354)
Net interest income		$17,872			$17,099

Net interest rate spread (2)			2.70%			2.72%
Net interest-earning assets (3)	$587,850			$520,693
Net interest margin (4)			2.87%			2.86%
Average interest-earning assets to average interest-bearing liabilities		129.54%			126.98%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2016 vs. 2015
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$1,267	$283	$1,550
Investment securities	(85)	122	37
Federal Home Loan Bank of Boston stock	(12)	105	93
Federal funds and other earning assets	10	11	21
Total interest-earning assets	1,180	521	1,701

Interest-bearing liabilities:
NOW accounts	11	15	26
Money market	95	37	132
Savings accounts	2	-	2
Certificates of deposit	220	215	435
Total interest-bearing deposits	328	267	595
Federal Home Loan Bank of Boston advances	(224)	400	176
Repurchase agreement borrowing	-	4	4
Repurchase liabilities	(5)	(9)	(14)
Total interest-bearing liabilities	99	662	761
Increase in net interest income	$1,081	$(141)	$940

Summary of Operating Results for the Three Months Ended June 30, 2016 and 2015

The following discussion provides a summary and comparison of our operating results for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Net interest income	$17,872	$17,099	$773	4.5%
Provision for loan losses	801	663	138	20.8
Noninterest income	2,617	4,074	(1,457)	(35.8)
Noninterest expense	14,644	15,597	(953)	(6.1)
Income before taxes	5,044	4,913	131	2.7
Income tax expense	1,401	1,441	(40)	(2.8)
Net income	$3,643	$3,472	$171	4.9%

For the three months ended June 30, 2016, net income increased $171,000 compared to the three months ended June 30, 2015. The increase in net income was driven by a $773,000 increase in net interest income and a $953,000 decrease in noninterest expense offset by a $138,000 increase in the provision for loan losses and a $1.5 million decrease in noninterest income.

Comparison of Operating Results for the three months ended June 30, 2016 and 2015

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $17.9 million and $17.1 million for the three months ended June 30, 2016 and 2015, respectively. Net interest income increased $773,000 primarily due to a $146.1 million increase in the average loan balance and a $335,000 increase in prepayment penalty fees offset by a $761,000 increase in interest expense. The yield on average interest-earning assets increased 11 basis points to 3.47% for the second quarter of 2016 from 3.36% for the prior year quarter. The increase was primarily due to a $370,000 in prepayment penalty fees and increases in the investment yields. The cost of average interest-bearing liabilities increased 13 basis points to 0.77% for the second quarter of 2016. The increase was primarily due to certificate of deposit promotions and a 53 basis point increase in Federal Home Loan Bank of Boston advance costs due to the 25 basis point increase in the Federal Reserve interest rate during the first quarter of 2016. Net interest margin increased 1 basis point to 2.87% in the second quarter of 2016 compared to 2.86% in the prior year quarter.

Interest expense increased $761,000 for the second quarter of 2016 to $3.8 million compared to the prior year quarter. The average interest-bearing liabilities balance increased $60.4 million and the cost of average interest-bearing liabilities increased 13 basis points to 0.77%. Average balances of noninterest-bearing deposits grew at a rate of 16.0%, while total average interest-bearing deposits grew at a rate of 10.5% for the second quarter in 2016 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $801,000 and $663,000 for the three months ended June 30, 2016 and 2015, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs in the second quarter of 2016 were $255,000 or 0.04% to average loans (annualized) compared to $314,000 or 0.06% to average loans (annualized) in the prior year quarter.

At June 30, 2016, the allowance for loan losses totaled $20.7 million, or 0.86% of total loans and 153.22% of non-performing loans, compared to an allowance for loan losses of $20.2 million, or 0.86% of total loans and 135.44% of non-performing loans at December 31, 2015.

Noninterest Income: The following table summarizes noninterest income for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,530	$1,500	$30	2.0%
Gain on sales of investments	-	1,250	(1,250)	(100.0)
Net gain on loans sold	751	412	339	82.3
Brokerage and insurance fee income	54	60	(6)	(10.0)
Bank owned life insurance income	307	324	(17)	(5.2)
Other	(25)	528	(553)	(104.7)
Total noninterest income	$2,617	$4,074	$(1,457)	(35.8)%

Total noninterest income decreased $1.5 million to $2.6 million in the second quarter of 2016 compared to the prior year quarter primarily due to a $1.3 million decrease in gain on sale of investments, $553,000 decrease in other noninterest income offset by a $339,000 increase in net gain on loans sold. There was no gain on sale of investments in the second quarter of 2016 compared to $1.3 million gain on sale of investments in the prior year quarter. Other income decreased $553,000 in the second quarter of 2016 compared to the prior year quarter primarily due to a $374,000 mortgage servicing rights impairment due to a decline in interest rates during the quarter and a $211,000 decrease in swap fees.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$9,213	$9,035	$178	2.0%
Occupancy expense	1,189	1,272	(83)	(6.5)
Furniture and equipment expense	1,018	1,077	(59)	(5.5)
FDIC assessment	383	402	(19)	(4.7)
Marketing	544	534	10	1.9
Other operating expenses	2,297	3,277	(980)	(29.9)
Total noninterest expense	$14,644	$15,597	$(953)	(6.1)%

Noninterest expense decreased $953,000 in the second quarter of 2016 to $14.6 million compared to the prior year quarter primarily due to a $980,000 decrease in other operating expenses. Other operating expenses decreased $980,000 primarily due to a $408,000 decrease in the provision for off-balance sheet commitments, in addition $258,000 in non-recurring stock compensation costs in the prior year quarter related to two directors retiring and a $149,000 loss on a credit sharing arrangement on a sold loan in the prior year quarter.

Income tax expense was $1.4 million in the second quarters of 2016 and 2015.

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

	For The Six Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,377,236	$42,631	3.61%	$2,204,867	$39,322	3.60%
Securities	152,395	998	1.32%	187,385	872	0.94%
Federal Home Loan Bank of Boston stock	18,783	366	3.92%	20,049	165	1.66%
Federal funds and other earning assets	24,753	58	0.47%	11,206	11	0.20%
Total interest-earning assets	2,573,167	44,053	3.44%	2,423,507	40,370	3.36%
Noninterest-earning assets	127,550			117,203
Total assets	$2,700,717			$2,540,710

Interest-bearing liabilities:
NOW accounts	$496,856	$716	0.29%	$452,227	$631	0.28%
Money market	482,890	1,925	0.80%	458,094	1,768	0.78%
Savings accounts	221,461	117	0.11%	213,163	114	0.11%
Certificates of deposit	462,446	2,713	1.18%	380,291	1,836	0.97%
Total interest-bearing deposits	1,663,653	5,471	0.66%	1,503,775	4,349	0.58%
Federal Home Loan Bank of Boston advances	276,156	1,947	1.42%	335,607	1,555	0.93%
Repurchase agreement borrowings	10,500	191	3.66%	14,793	255	3.48%
Repurchase liabilities	44,650	34	0.15%	55,257	63	0.23%
Total interest-bearing liabilities	1,994,959	7,643	0.77%	1,909,432	6,222	0.66%
Noninterest-bearing deposits	397,868			339,911
Other noninterest-bearing liabilities	57,374			52,464
Total liabilities	2,450,201			2,301,807
Stockholders' equity	250,516			238,903
Total liabilities and stockholders' equity	$2,700,717			$2,540,710

Tax-equivalent net interest income		$36,410			$34,148
Less: tax-equivalent adjustment		(1,032)			(674)
Net interest income		$35,378			$33,474

Net interest rate spread (2)			2.67%			2.70%
Net interest-earning assets (3)	$578,208			$514,075
Net interest margin (4)			2.85%			2.84%
Average interest-earning assets to average interest-bearing liabilities		128.98%			126.92%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30,
	2016 vs. 2015
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$3,196	$113	$3,309
Investment securities	(184)	310	126
Federal Home Loan Bank of Boston stock	(11)	212	201
Federal funds and other earning assets	22	25	47
Total interest-earning assets	3,023	660	3,683

Interest-bearing liabilities:
NOW accounts	65	20	85
Money market	101	56	157
Savings accounts	5	(2)	3
Certificates of deposit	443	434	877
Total interest-bearing deposits	614	508	1,122
Federal Home Loan Bank of Boston advances	(313)	705	392
Repurchase agreement borrowing	(77)	13	(64)
Repurchase liabilities	(11)	(18)	(29)
Total interest-bearing liabilities	213	1,208	1,421
Increase in net interest income	$2,810	$(548)	$2,262

Summary of Operating Results for the Six Months Ended June 30, 2016 and 2015

The following discussion provides a summary and comparison of our operating results for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Net interest income	$35,378	$33,474	$1,904	5.7%
Provision for loan losses	1,018	1,278	(260)	(20.3)
Noninterest income	5,517	6,738	(1,221)	(18.1)
Noninterest expense	29,921	30,534	(613)	(2.0)
Income before taxes	9,956	8,400	1,556	18.5
Income tax expense	2,700	2,417	283	11.7
Net income	$7,256	$5,983	$1,273	21.3%

For the six months ended June 30, 2016, net income increased $1.3 million compared to the six months ended June 30, 2015. The increase in net income was primarily driven by a $1.9 million increase in net interest income due to organic loan growth and a $613,000 decrease in noninterest expense offset by a $1.2 million decrease in noninterest income.

Comparison of Operating Results for the six months ended June 30, 2016 and 2015

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $35.4 million and $33.5 million for the six months ended June 30, 2016 and 2015, respectively. Net interest income increased $1.9 million primarily due to a $172.4 million increase in the average loan balance and a $345,000 increase in prepayment penalty fees offset by a $1.4 million increase in interest expense. The yield on average interest-earning assets increased 8 basis points to 3.44% for the six months ended June 30, 2016 from 3.36% for the six months ended June 30, 2015. The increase was primarily due to increases in the investment yields. The cost of average interest-bearing liabilities increased 11 basis points to 0.77% for the six months ended June 30, 2016. The increase was primarily due to certificate of deposit promotions and a 49 basis point increase in Federal Home Loan Bank of Boston advance costs due to the 25 basis point increase in the Federal Reserve interest rate during the first quarter of 2016. Net interest margin increased 1 basis point to 2.85% for the six months ended June 30, 2016 compared to 2.84% for the six months ended June 30, 2015.

Interest expense increased $1.4 million for the six months ended June 30, 2016 to $7.6 million compared to the prior year. The average interest-bearing liabilities balance increased $85.5 million and the cost of average interest-bearing liabilities increased 11 basis points to 0.77%. Average balances of noninterest-bearing deposits grew at a rate of 17.1%, while total average interest-bearing deposits grew at a rate of 10.6% for the six months ended June 30, 2016 compared to the six months ended June 30, 2016.

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

Management recorded a provision for loan losses of $1.0 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs were $496,000 and $657,000 for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the allowance for loan losses totaled $20.7 million, or 0.86% of total loans and 153.22% of non-performing loans, compared to an allowance for loan losses of $20.2 million, or 0.86% of total loans and 135.44% of non-performing loans at December 31, 2015.

Noninterest Income: The following table summarizes noninterest income for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$3,014	$2,873	$141	4.9%
Gain on sales of investments	-	1,523	(1,523)	(100.0)
Net gain on loans sold	1,241	932	309	33.2
Brokerage and insurance fee income	108	109	(1)	(0.9)
Bank owned life insurance income	721	597	124	20.8
Other	433	704	(271)	(38.5)
Total noninterest income	$5,517	$6,738	$(1,221)	(18.1)%

Total noninterest income decreased $1.2 million to $5.5 million for the six months ended June 30, 2016 compared to the prior year. There was no gain on sale of investments for the six months ended June 30, 2016 compared to $1.5 million gain on sale of investments for the six months ended June 30, 2015. Net gain on loans sold increased $309,000 to $1.2 million for the six months ended June 30, 2016 primarily due to an increase in volume. Other income decreased $271,000 for the six months ended June 30, 2016 compared to the prior year primarily due to a $374,000 mortgage servicing rights impairment due to a decline in interest rates offset by a $100,000 increase in swap fees.

Noninterest Expense: The following table summarizes noninterest expense for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$18,589	$17,825	$764	4.3%
Occupancy expense	2,408	2,639	(231)	(8.8)
Furniture and equipment expense	2,079	2,113	(34)	(1.6)
FDIC assessment	787	814	(27)	(3.3)
Marketing	965	943	22	2.3
Other operating expenses	5,093	6,200	(1,107)	(17.9)
Total noninterest expense	$29,921	$30,534	$(613)	(2.0)%

Noninterest expense decreased $613,000 to $29.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a decrease in occupancy expense and other operating expenses offset by an increase in salaries and employee benefits. Salaries and employee benefits increased $764,000 primarily due to our branch expansion into western Massachusetts during the 4th quarter of 2015 and to maintain the Bank’s growth. Occupancy expense decreased $231,000 primarily due to the closing of our Westfarms, Connecticut branch in early January 2016. Other operating expenses decreased $1.1 million primarily due to a $408,000 decrease in the provision for off-balance sheet commitments, a $506,000 decrease in stock compensation costs due to two directors retiring in the second quarter of 2015 and a $149,000 loss on a credit sharing arrangement on a sold loan in the second quarter of 2015.

Income tax expense was $2.7 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2016, $66.7 million of our assets were invested in cash and cash equivalents compared to $59.1 million at December 31, 2015. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the six months ended June 30, 2016 and 2015, loan originations and purchases, net of collected principal and loan sales, totaled $63.2 million and $151.4 million, respectively.  Cash received from the sales and maturities of available-for-sale investment securities totaled $79.9 million and $153.4 million for the six months ended June 30, 2016 and 2015, respectively. We purchased $96.0 million and $109.0 million of available-for-sale investment securities during the six months ended June 30, 2016 and 2015, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At June 30, 2016, we had $340.6 million in advances from the FHLBB and an additional available borrowing limit of $496.1 million, compared to $377.6 million in advances from the FHLBB and an additional available borrowing limit of $407.8 million at December 31, 2015, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $65.5 million and $63.0 million at June 30, 2016 and December 31, 2015, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $694.8 million and $677.1 million at June 30, 2016 and December 31, 2015, respectively. Other sources of funds include access to pre-approved unsecured lines of credit with financial institutions for $55.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at June 30, 2016. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $64.4 million on an overnight basis as of June 30, 2016. The funding arrangement was collateralized by $134.3 million in pledged commercial real estate loans as of June 30, 2016.

We had outstanding commitments to originate loans of $43.3 million and $46.1 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $443.5 million and $441.2 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, time deposits scheduled to mature in less than one year totaled $319.2 million and $267.7 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $55.0 million unsecured lines of credit with financial institutions, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $64.4 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run at each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At June 30, 2016	At December 31, 2015
100 basis point decrease	(7.21)%	(6.99)%
100 basis point increase	4.63%	4.23%
200 basis point increase	5.00%	4.43%
300 basis point increase	4.91%	4.73%
400 basis point increase	3.13%	3.87%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There has been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 11, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending June 30, 2016, the Company made the following repurchases of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	3,200	$15.80	1,069,007	607,445
May 1-31, 2016	-	$-	1,069,007	607,445
June 1-30, 2016	6,500	$15.95	1,075,507	600,945

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

FIRST CONNECTICUT BANCORP, INC.

Date: August 5, 2016	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: August 5, 2016	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

