Form 10-K
period 2016-12-31
First Connecticut Bancorp, Inc.
filed 2017-03-13
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2016 was approximately $251.7 million.

As of February 27, 2017, there were outstanding 15,923,064 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III) expected to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2016, are incorporated herein by reference.

First Connecticut Bancorp, Inc.

Form 10-K Table of Contents

December 31, 2016

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

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc. (“First Connecticut Bancorp”, “FCB” or the “Company”) is a Maryland-chartered stock holding company that wholly owns its only subsidiary, Farmington Bank (“Bank”). At December 31, 2016, the Company had, on a consolidated basis, $2.8 billion in assets, of which $2.5 billion were in loans, $2.2 billion in deposits and stockholders’ equity of $260.2 million.

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock. On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan. On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its then current outstanding common stock. As of December 31, 2016, the Company has repurchased 1,075,507 of these shares at a cost of $16.2 million. Repurchased shares are held as treasury stock and are available for general corporate purposes.

On September 5, 2012, the Company registered 2,503,228 shares to be reserved for issuance from the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The majority of shares under the 2012 Plan have been granted as of December 31, 2016. In May 2016, the Company’s shareholders approved the First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for a total of 300,000 shares of common stock for issuance upon the grant or exercise of awards. The 2016 Plan shares were registered on July 12, 2016. The Company has not issued any shares from the 2016 Plan as of December 31, 2016.

Farmington Bank

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

Market Area

We operate in a primarily suburban market area that has a stable population and household base. Our current branch offices are primarily in Hartford County, Connecticut; two of our branch offices are located in Hampden County, Massachusetts. Our primary market area is central Connecticut and western Massachusetts. Our main office is in Farmington, Connecticut and is approximately ten miles from the City of Hartford, Connecticut. The counties we serve have a mix of industry groups and employment sectors including insurance, health services, finance, manufacturing, not-for-profit, education, government and technology. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our lending area is broader than our deposit market area and primarily includes Connecticut and western Massachusetts, however, we will selectively lend to borrowers in other northeastern states. During 2016, we opened a branch office in Vernon, CT and a loan production office in Fairfield, CT.

Based on the most recent data available from the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2016, we possess a 5.54% deposit market share in Hartford County. Our market share rank is 5th out of 27 financial institutions.

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

The resulting overall loan portfolio performance has been strong with total loan growth of 7.9% in 2016, 10.4% in 2015, 17.5% in 2014 and 18.4% in 2013. Our total loans at December 31, 2016 increased by $185.7 million or 7.9% from December 31, 2015 primarily due to increases in our commercial loan portfolio which grew $131.7 million or 9.9% from December 31, 2015 to December 31, 2016.

Our senior management team has carefully built the infrastructure necessary to support this growth and provide critical on-going portfolio management and risk assessment. A comprehensive risk management program is in place to enable us to evaluate the risk in our portfolio and to implement changes in our underwriting standards so as to minimize overall portfolio risk. As part of this program, our loan portfolio is subject to concentration limits, market analyses, stress testing, ongoing monitoring, and reporting and review of underwriting standards.

The following table sets forth the composition of our loan portfolio by type of loans at the dates indicated:

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:	(Dollars in Thousands)
Residential	$907,946	35.7%	$849,722	36.1%	$827,005	38.7%	$693,046	38.2%	$620,991	40.5%
Commercial	979,370	38.5%	887,431	37.6%	765,066	35.8%	633,764	34.9%	473,788	30.9%
Construction(1)	49,679	2.0%	30,895	1.3%	57,371	2.7%	78,191	4.3%	64,362	4.2%
Installment	3,174	0.1%	2,970	0.1%	3,356	0.2%	4,516	0.2%	6,719	0.4%
Commercial	430,539	16.9%	409,550	17.4%	309,708	14.5%	252,032	13.9%	192,210	12.6%
Collateral	1,614	0.1%	1,668	0.1%	1,733	0.1%	1,600	0.1%	2,086	0.1%
Home equity line of credit	170,786	6.7%	174,701	7.4%	169,768	8.0%	151,606	8.3%	142,543	9.3%
Demand	-	*	-	*	-	*	85	*	25	*
Revolving Credit	72	*	91	*	99	*	94	*	65	*
Resort	488	*	784	*	929	*	1,374	0.1%	31,232	2.0%
Total loans	2,543,668	100.0%	2,357,812	100.0%	2,135,035	100.0%	1,816,308	100.0%	1,534,021	100.0%
Net deferred loan costs	3,844		3,984		3,842		2,993		3,378
Loans	2,547,512		2,361,796		2,138,877		1,819,301		1,537,399
Allowance for loan losses	(21,529)		(20,198)		(18,960)		(18,314)		(17,229)
Loans, net	$2,525,983		$2,341,598		$2,119,917		$1,800,987		$1,520,170

 * Less than 0.1%

(1)	Construction loans include commercial and residential construction loans and are reported net of undisbursed construction loans of $57.1 million as of December 31, 2016.

Major loan customers: Our five largest lending relationships are with commercial borrowers with loans totaling $128.6 million or 5.1% of our total loan portfolio outstanding as of December 31, 2016. Loan commitments to these borrowers totaled $139.5 million for the same period. These relationships and commitments consist of the following:

1.	Fully advanced $31.0 million relationship comprised of three commercial mortgage loans on two distinct properties extended to a well-known New England developer for the refinancing of construction debt associated with the redevelopment of an 82-unit apartment complex located in New Hampshire and refinancing of construction debt associated with the redevelopment of a 157-unit apartment complex located in Rhode Island.

2.	$27.1 million advanced on a $30.3 million relationship comprised of two loans, a non-revolving commercial line to fund the acquisition and tenant fit-out of a warehouse/distribution facility in CT and a fully advanced commercial mortgage to refinance a single tenant building in CT.

3.	$20.1 million advanced on a $27.8 million relationship comprised of two loans, a non-revolving line to fund construction of a retail plaza anchored by national tenants in CT and a fully advanced mortgage to refinance a retail plaza located in New York, which is 100% occupied and anchored by a national grocery chain.

4.	Fully advanced $25.4 million relationship comprised of five loans on five distinct properties located in CT, including two distinct medical office buildings; a single tenant office building which houses the corporate headquarters of a regional medical insurance company; a 78 unit apartment complex; and a single family investment property.

5.	Fully advanced $25 million direct purchase bond financing loan to a private college located in Pennsylvania for the construction of new dorms and a student commons building.

All of the credit facilities extended to the five largest borrowers as of December 31, 2016 are current and performing in accordance with their respective terms.

Real Estate Loans:

Residential Real Estate Loans: One of our primary lending activities consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Hartford County and surrounding counties in Connecticut. Of the $907.9 million and $849.7 million of residential loans outstanding at December 31, 2016 and 2015, respectively, $411.7 million and $407.3 million are fixed-rate loans. Generally, residential real estate loans are originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. We usually do not make loans secured by single-family homes with loan-to-value ratios in excess of 95.0% (with the exception of Federal Housing Administration loans which allow for a 96.5% loan-to-value ratio). Fixed-rate mortgage loans generally are originated for terms of 7, 10, 15, 20, 25 and 30 years. All fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards.

Based on the market environment for our residential mortgage originations we may sell our conforming 10, 15, 20 and 30 year fixed-rate residential mortgage loan production in the secondary market, while retaining the servicing rights. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We originated $157.9 million of conforming fixed-rate one-to-four family residential loans for the year ended December 31, 2016, $141.1 million of which were sold in the secondary market and we originated $132.9 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2015, $97.7 million of which were sold in the secondary market. The loans sold meet secondary market guidelines and are subject to warranty exposure. Such exposure is mitigated by our quality control procedures and the fact that we are selling newly originated loans instead of seasoned loans in the secondary market. As of December 31, 2016, we have not been requested or required to repurchase any sold loans due to inadequate underwriting or documentation deficiencies. We have not and do not intend to originate subprime or alternative A paper (alt A) loans.

We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate that adjusts annually based on the Wall Street Journal One-Year LIBOR, after a one, three, five, seven or ten - year initial fixed-rate period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 500 basis points per adjustment, with a lifetime maximum adjustment up to 5.0%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years. We originated $33.5 million and $25.3 million adjustable rate one-to-four family residential loans for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, we purchased $117.7 million and $111.9 million in adjustable rate mortgages through our correspondent network, respectively.

Adjustable rate mortgage loans decrease the risks associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential real estate loans, $496.2 million and $442.4 million had adjustable rates of interest at December 31, 2016 and 2015, respectively. Declines in real estate values and or a slowdown in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Our largest residential mortgage loan had a principal balance of $3.9 million at December 31, 2016, which is performing in accordance with terms.

Commercial Real Estate Loans: We originate commercial investment real estate loans and loans on owner-occupied properties used for a variety of business purposes, including office buildings, multi-family dwellings, industrial and warehouse facilities and retail facilities. Commercial mortgage loans totaled $979.4 million and $887.4 million, or 38.5% and 37.7% of total loans, at December 31, 2016 and 2015, respectively. At December 31, 2016, our owner-occupied commercial mortgage loans constituted 21.8% of our commercial real estate portfolio and our investor-owned commercial mortgage real estate loans were 78.2% of the commercial real estate portfolio. The investor-owned portfolio is diversified among a number of property types as shown in the following table. Owner-occupied commercial real estate loans totaled $213.3 million and $197.8 million, or 21.8% and 22.3%, at December 31, 2016 and 2015, respectively. Our owner-occupied commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80.0% of the appraised value of the property. Our commercial real estate loans are generally made with terms of up to 20 years, amortization schedules generally up to 25 years and interest rates that are fixed for a period of time, generally set at a margin above the FHLBB Advance rates. Variable rate options are also available, generally tied to the prime rate as published in the Wall Street Journal, or for qualifying borrowers, tied to LIBOR plus a margin. Interest rate swaps are offered to qualified borrowers to effect a fixed-rate equivalent for the borrower and allows us to effectively hedge against interest rate risk on large, long-term loans. In reaching a credit decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we also consider the terms and conditions of the leases, the credit quality of the tenants and the borrower’s global cash flow. We typically require that the properties securing our commercial real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long-term debt) of at least 1.20x. Environmental reports and current appraisals are required for commercial real estate loans as governed by our written environmental and appraisal policies. Generally, a commercial real estate loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity, though, we do offer non-recourse financing to commercial real estate borrowers who exhibit strong credit metrics including, but not limited to, strong debt service coverage and low loan-to-value ratios.

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

The largest commercial real estate loan, excluding commercial construction, was $21.5 million at December 31, 2016 and is performing in accordance with terms.

The following table presents the amounts and percentages of commercial real estate loans held by type as of December 31, 2016 and 2015.

	2016		2015
	Amount	Percent	Amount	Percent
Type of Commercial Real Estate Loans:	(Dollars in thousands)
Retail	$287,551	29.4%	$237,729	26.8%
Owner occupied	213,335	21.8%	197,801	22.3%
Multi-family	204,389	20.9%	177,628	20.0%
Office	128,675	13.1%	143,180	16.1%
Other	80,225	8.2%	83,641	9.4%
Industrial	40,652	4.1%	24,653	2.8%
Hotel	21,495	2.2%	21,878	2.5%
Land	3,048	0.3%	921	0.1%
Total	$979,370	100.0%	$887,431	100.0%

Construction Loans: We offer construction loans, including commercial construction loans and real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction loans outstanding, including commercial and residential, totaled $49.7 million and $30.9 million, or 2.0% and 1.3% of total loans outstanding at December 31, 2016 and 2015, respectively. At December 31, 2016, the unadvanced portion of these construction loans totaled $57.1 million, as compared to $44.5 million at December 31, 2015. Our underwriting policies provide that construction loans typically be made in amounts of up to 75.0% of the appraised value of the property. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of the cost or appraised value of the improvements, whichever is less, and each project is physically inspected prior to each advance either by a loan officer or an engineer approved by us. We typically limit the number of speculative units financed by a customer, with the majority of construction advances supported by purchase contracts.

We also originate construction loans to individuals and contractors for the construction and acquisition of personal residences. Residential construction loans outstanding totaled $4.5 million and $4.9 million at December 31, 2016 and 2015, respectively. The unadvanced portion of these construction loans totaled $5.1 million and $4.6 million at December 31, 2016 and 2015, respectively. Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner-occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80.0%. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

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

The following table presents the amounts and percentages of construction loans held by type as of December 31, 2016 and 2015.

	2016		2015
	Amount	Percent	Amount	Percent
Type of Construction Loans:	(Dollars in thousands)
Commercial owner-occupied	$17,293	34.8%	4,086	13.3%
Retail	11,908	24.0%	5,436	17.6%
Multi-family	8,685	17.5%	$10,484	33.9%
Residential	4,507	9.1%	4,893	15.8%
Office	3,995	8.0%	-	-
Other	1,696	3.4%	954	3.1%
Subdivision	1,595	3.2%	3,567	11.5%
Subdivision speculative	-	-	1,475	4.8%
Total	$49,679	100.0%	$30,895	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of our construction and development loans provide for the use of interest reserves, and based upon our knowledge of general industry practices, we believe that our practices related to such interest reserves are appropriate and adequate. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly we typically fund the majority of the construction period interest through loan advances. As of December 31, 2016, we are committed to advance construction period interest totaling approximately $1.5 million on construction and development loans. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2016 was approximately $64.4 million, of which $29.2 million was outstanding at December 31, 2016 and $35.2 million remained to be advanced.

The largest commercial construction loan was $12.6 million of which $4.9 million was outstanding at December 31, 2016, and is performing in accordance with terms.

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

We had $430.5 million and $409.6 million in commercial loans at December 31, 2016 and 2015, respectively. Of the loans in our commercial loan portfolio, $16.4 million and $18.7 million were guaranteed by either the Small Business Administration, the Connecticut Development Authority or the United States Department of Agriculture at December 31, 2016 and 2015, respectively. Total commercial business loans amounted to 16.9% and 17.4% of total loans at December 31, 2016 and 2015, respectively.

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

When making commercial business loans, we consider the character and capabilities of the borrower’s management, our lending history with the borrower, the debt service capabilities of the borrower, the historical and projected cash flows of the business, the relative strength of the borrower’s balance sheet, the value and composition of the collateral, and the financial strength and commitment of the guarantors, if any. Commercial loans are generally secured by a variety of collateral, including accounts receivable, inventory and equipment, and supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically advanced at a discount to the value of the loan’s collateral. As of December 31, 2016 and 2015, unsecured commercial loans totaled $69.3 million and $57.7 million, respectively, or less than 3.0% of total loans outstanding. Generally, a commercial loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity, though, we do offer non-recourse financing to commercial borrowers who exhibit strong credit metrics including but not limited to, strong debt service coverage and low loan-to-value ratios.

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

As of December 31, 2016, our largest commercial business loan relationship was fully advanced at $25.0 million, which was performing according to its terms. In addition to the commercial business loans discussed above, we had $3.8 million in letter of credit commitments as of December 31, 2016.

In an effort to both attract more sophisticated borrowers, as well as to hedge our interest rate risk associated with long-term commercial loans, we offer interest rate swaps via our correspondent banking partners. Interest rate swaps are primarily used to exchange a floating rate payment stream into a fixed-rate payment stream. The variable rates on swaps will change as market interest rates change. We will enter into swap transactions solely to limit our interest rate risk and effectively “fix” the rate for appropriate customer borrowings. We do not engage in any speculative swap transactions. Generally, swap options are offered to “pass” rated borrowers requesting long-term commercial loans or commercial mortgages in amounts of at least $1.0 million. We have established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as well as identifying internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts, and limits to single dealer counterparties). Our interest rate swap derivatives are primarily collateralized by cash. As of December 31, 2016, we have 84 mirrored swap transactions with a total current notional amount of $390.4 million. The fair value of the interest rate swap derivative asset and liability is $7.1 million and $7.2 million, respectively, at December 31, 2016.

Our small business customers typically generate annual revenues from their businesses of up to $2.5 million and have borrowing needs of up to $750,000. We deliver and promote the delivery of small business loan products to our existing and prospective customer base by leveraging our retail branch network, including our branch managers, supplemented by a team of dedicated business development officers. Our branch managers and business development officers are fully trained to assist small business owners through the entire loan process from application to closing. We offer a streamlined process for our customers by utilizing a credit scoring system as a key part of our underwriting process, along with a standardized loan documentation package. This results in our ability to deliver quick decision-making along with cost effective loan closings to our small business customers. As a designated Small Business Administration (“SBA”) preferred lender, we are also able to offer flexible financing terms to those borrowers who otherwise would not qualify under our traditional underwriting standards. The Small Business Administration program is a cornerstone of our small business loan program. Based on the SBA 2016 fiscal year, we were ranked 4th out of 70 small business lenders in CT as measured by number of loans, originating 39 loans totaling $3.8 million. Based on the SBA 2015, 2014 and 2013 fiscal years, we were ranked 1st, 2nd and 3rd, respectively, out of over 50 small business lenders in CT as measured by number of loans. We also were awarded the “Top Lender to Women Entrepreneurs” award for fiscal year 2015. As of December 31, 2016, our entire small business loan portfolio totaled $85.1 million or 3.3% of total loans, with an additional $6.9 million in unfunded loan commitments and an average loan size of approximately $93,000.

Home Equity Line of Credit:

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. Home equity loans and home equity lines of credit totaled $170.8 million and $174.7 million, or 6.7% and 7.4% of total loans at December 31, 2016 and 2015, respectively. At December 31, 2016, the unadvanced amount of home equity lines of credit totaled $199.2 million, as compared to $205.0 million at December 31, 2015.

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

Installment, Demand, Collateral, Revolving Credit and Resort Loans: We offer various types of consumer loans, including installment, demand, revolving credit and collateral loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. The resort portfolio consists of a direct receivable loan outside the Northeast which is amortizing to its contractual obligations. The Bank has exited the resort financing market with a residual portfolio remaining. Installment, demand, collateral, revolving credit and resort loans totaled $5.3 million and $5.5 million, or 0.2% and 0.2% of our total loan portfolio at December 31, 2016 and 2015, respectively. While the asset quality of these portfolios is currently strong, there is increased risk associated with consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

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

We were servicing residential real estate loans sold in the amount of $540.4 million and $457.5 million at December 31, 2016 and 2015, respectively. We anticipate our servicing assets will continue to grow as we expect to sell a portion of our fixed-rate conforming loan production into the secondary market.

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

From time to time we enter into participations with other regional lenders in commercial real estate and commercial business loan transactions. We participate in transactions (purchase a share of the loan commitment), as well as sell portions of transactions that we originate. As of December 31, 2016 and 2015, our loan portfolio included $139.4 million and $151.0 million, respectively, in loans in which we purchased a participation share, and $153.2 million and $152.1 million, respectively, in loans participated to other institutions.

Loan Portfolio Maturities and Yields:

The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity are reported as being due in one year or less. Weighted average rates are computed based on the rate of the loan at December 31, 2016.

	Loans Maturing During the Years Ending December 31,
	2017		2018 to 2021		2022 and beyond		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Real estate:	(Dollars in Thousands)
Residential	$92	4.35%	$12,817	3.23%	$895,037	3.44%	$907,946	3.44%
Commercial	21,042	3.17%	141,424	4.04%	816,904	4.07%	979,370	4.05%
Construction	1,601	4.31%	4,803	4.29%	43,275	3.88%	49,679	3.93%
Installment	78	7.69%	769	6.37%	2,327	3.74%	3,174	4.47%
Commercial	54,566	3.77%	101,560	3.74%	274,413	3.08%	430,539	3.32%
Collateral	761	2.63%	-	-	853	2.46%	1,614	2.54%
Home equity line of credit	7,531	3.19%	47,835	3.01%	115,420	2.94%	170,786	2.97%
Revolving Credit	-	-	-	-	72	18.06%	72	18.06%
Resort	488	3.69%	-	-	-	-	488	3.69%
Total	$86,159	3.57%	$309,208	3.76%	$2,148,301	3.62%	$2,543,668	3.63%

The following table sets forth the fixed-rate and adjustable rate loans at December 31, 2016 that are contractually due after December 31, 2017:

	Fixed	Adjustable	Total
Real estate:	(Dollars in Thousands)
Residential	$411,659	$496,195	$907,854
Commercial	325,777	632,551	958,328
Construction	17,571	30,507	48,078
Installment	2,658	438	3,096
Commercial	250,334	125,639	375,973
Collateral	34	819	853
Home equity line of credit	455	162,800	163,255
Revolving Credit	72	-	72
Resort	-	-	-
Total	$1,008,560	$1,448,949	$2,457,509

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

Our policies and loan approval limits are established by our board of directors. Our board has delegated its authority to grant loans in varying amounts to the board of directors’ loan committee, which is currently comprised of all board members. The board loan committee is charged with general oversight of our credit extension functions and has designated the responsibility for the approval of loans, depending on risk rating and size (generally $7.5 million and under) to our management loan committee. In general, loan requests above $7.5 million are required to be approved by the board’s loan committee. Our management loan committee, in turn, has the right to delegate approval authority with respect to such loans to individual lenders as deemed appropriate.

Review of Credit Quality:

At the time of loan origination, a risk rating based on a nine point grading system is assigned to each commercial-related loan based on the loan officer’s and management’s assessment of the risk associated with each particular loan. This risk assessment is based on an in depth analysis of a variety of factors. More complex loans and larger commitments require that our internal Credit Risk Management Department further evaluate the risk rating of the individual loan or relationship, with our Credit Risk Management Department having final determination of the appropriate risk rating. These more complex loans and relationships receive ongoing periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. Our risk rating system is designed to be a dynamic system and we grade loans on a “real time” basis. Considerable emphasis is placed on risk rating accuracy, risk rating justification, and risk rating triggers. Our risk rating process is enhanced with the utilization of industry-based risk rating “cards.” The cards are utilized to promote risk rating accuracy and consistency on an institution-wide basis. Most loans are reviewed annually as part of a comprehensive portfolio review conducted by management and/or by our independent loan review firm. More frequent reviews of loans rated special mention, substandard and doubtful are conducted by our Credit Risk Management Department. We utilize an independent loan review consulting firm to affirm our rating accuracy and opine on the overall credit quality of our loan portfolio. The consulting firm conducts two loan reviews per year aiming at a 60.0% or higher commercial portfolio penetration. Summary findings of all loan reviews performed by the outside consulting firm are reported to our board of directors and senior management upon completion.

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

The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets. For example, at December 31, 2016, 82% of commercial real estate, construction real estate, commercial business and resort loans rated substandard were on accrual status and current as to payments. Our classified assets include loans identified as “substandard”, “doubtful” or “loss”. Substandard assets consisted of $37.7 million and $33.0 million of our total loan portfolio at December 31, 2016 and 2015, respectively. We had assets classified as “doubtful” or “loss” totaling $-0- and $166,000 at December 31, 2016 and 2015, respectively.

On a quarterly basis, our loan policy requires that we evaluate for impairment all commercial loans classified as non-accrual, and residential and consumer non-accruing loans greater than $100,000 and troubled debt restructurings. We have determined that $34.3 million and $41.0 million of impaired loans existed at December 31, 2016 and 2015, respectively. Based upon our analysis, $4.9 million and $5.9 million of impaired loans required an allowance of $278,000 and $534,000 to be established as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, $22.0 million and $28.3 million, respectively, were included on the classified loan list and were not considered impaired.

Loan Delinquencies: The following is a summary of loan delinquencies at recorded investment values at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
Real estate:
Residential	10	$1,226	6	$1,529	23	$7,979	39	$10,734
Commercial	1	193	-	-	1	888	2	1,081
Construction	-	-	-	-	1	4,532	1	4,532
Installment	-	-	1	23	-	-	1	23
Commercial	1	54	-	-	3	319	4	373
Collateral	6	44	-	-	-	-	6	44
Home equity line of credit	-	-	2	85	3	377	5	462
Demand	1	22	-	-	-	-	1	22
Revolving Credit	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-
Total	19	$1,539	9	$1,637	31	$14,095	59	$17,271

At December 31, 2015
Real estate:
Residential	18	$3,379	5	$863	15	$6,304	38	$10,546
Commercial	2	318	-	-	1	994	3	1,312
Construction	-	-	-	-	1	187	1	187
Installment	3	38	-	-	-	-	3	38
Commercial	4	153	-	-	2	1,752	6	1,905
Collateral	7	68	-	-	1	10	8	78
Home equity line of credit	3	280	2	360	2	210	7	850
Demand	1	29	-	-	-	-	1	29
Revolving Credit	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-
Total	38	$4,265	7	$1,223	22	$9,457	67	$14,945

At December 31, 2014
Real estate:
Residential	16	$3,599	6	$1,263	16	$6,819	38	$11,681
Commercial	2	348	-	-	3	1,979	5	2,327
Construction	-	-	-	-	1	187	1	187
Installment	3	69	2	82	2	33	7	184
Commercial	1	40	1	4	7	550	9	594
Collateral	9	99	-	-	-	-	9	99
Home equity line of credit	3	202	1	349	5	389	9	940
Demand	1	67	-	-	-	-	1	67
Revolving Credit	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-
Total	35	$4,424	10	$1,698	34	$9,957	79	$16,079

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

	At December 31,
	2016	2015	2014	2013	2012
Non-performing loans:	(Dollars in thousands)
Real estate:
Residential	$9,846	$9,773	$9,706	$10,599	$9,194
Commercial	976	1,106	2,112	827	925
Construction	4,532	187	187	187	419
Installment	20	32	155	162	157
Commercial	1,301	3,232	2,268	2,285	2,351
Collateral	24	10	-	-	-
Home equity line of credit	862	573	1,040	740	711
Demand	-	-	-	-	25
Revolving Credit	-	-	-	-	-
Resort	-	-	-	-	-
Total non-performing loans	17,561	14,913	15,468	14,800	13,782
Loans 90 days past due and still accruing	-	-	-	-	-
Other real estate owned	-	279	400	393	549
Total nonperforming assets	$17,561	$15,192	$15,868	$15,193	$14,331

Total non-performing loans to total loans	0.69%	0.63%	0.72%	0.81%	0.90%
Total non-performing loans to total assets	0.62%	0.55%	0.62%	0.70%	0.76%

The amount of income that was contractually due but not recognized on non-accrual loans totaled $902,000 for the year ended December 31, 2016.

Troubled debt restructurings: The following table presents information on loans whose terms had been modified in a troubled debt restructuring:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Restructured loans on accrual status	$8,160	$16,952	$18,664	$15,790	$22,124
Restructured loans on non-accrual status	10,090	7,258	7,581	7,578	7,550
Total restructured loans	$18,250	$24,210	$26,245	$23,368	$29,674

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

At December 31, 2016, 100% of the accruing TDRs were performing in accordance with the restructured terms. At December 31, 2016 and 2015, the allowance for loan losses included specific reserves of $160,000 and $340,000 related to TDRs, respectively. For the years ended December 31, 2016 and 2015, the Bank had charge-offs totaling $272,000 and $296,000, respectively, related to portions of TDRs deemed to be uncollectible. The amount of additional funds committed to borrowers in TDR status was $369,000 and $272,000 at December 31, 2016 and 2015, respectively.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2016.

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

Home equity line of credit – Loans in this segment include home equity loans and lines of credit underwritten with a loan-to-value ratio generally limited to no more than 80%, including any first mortgage. Our home equity lines of credit have a 9 year 10 month draw period followed by a 20 year amortization period and adjustable rates of interest which are indexed to the prime rate. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at December 31, 2016 and 2015.

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

Schedule of Allowance for Loan Losses: The following table sets forth activity in the allowance for loan losses for the years indicated.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Balance at beginning of year	$20,198	$18,960	$18,314	$17,229	$17,533
Provision for loan losses	2,332	2,440	2,588	1,530	1,380
Charge-offs:
Real estate:
Residential	(327)	(295)	(701)	(430)	(337)
Commercial	-	(213)	(93)	-	(454)
Construction	(18)	-	-	-	-
Installment	(3)	(39)	(4)	-	(9)
Commercial	(410)	(318)	(1,066)	(31)	(33)
Collateral	(10)	-	-	-	-
Home equity line of credit	(13)	(238)	(106)	-	(1,019)
Demand	-	-	-	-	-
Revolving credit	(265)	(246)	(133)	(62)	(61)
Resort	-	-	-	-	-
Total charge-offs	(1,046)	(1,349)	(2,103)	(523)	(1,913)

Recoveries:
Real estate:
Residential	2	112	58	6	9
Commercial	-	-	1	-	4
Construction	-	-	-	-	-
Installment	-	-	-	-	7
Commercial	10	6	84	52	194
Collateral	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Demand	-	-	-	-	-
Revolving credit	33	29	18	20	15
Resort	-	-	-	-	-
Total recoveries	45	147	161	78	229

Net charge-offs	(1,001)	(1,202)	(1,942)	(445)	(1,684)
Allowance at end of year	$21,529	$20,198	$18,960	$18,314	$17,229

Ratios:
Allowance for loan losses to non-performing loans at end of year	122.60%	135.44%	122.58%	123.74%	125.01%
Allowance for loan losses to total loans outstanding at end of year	0.85%	0.86%	0.89%	1.01%	1.12%
Net charge-offs to average loans outstanding	0.04%	0.05%	0.10%	0.03%	0.12%

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

As of December 31, 2016, we had impaired loans of $29.4 million with no valuation or partial charge-offs recorded.  As described above, if a loan is determined to be impaired, we will evaluate the amount of reserves for such loans based on the present value of expected cash flows discounted at the effective interest rate, the fair value of the collateral, if applicable, or the observable market price for the loan.  If we determine that an impairment amount exists, we will establish a valuation allowance for the loan.  If no impairment amount exists based on these tests, then no allowance for loan loss is required on that loan.  If an impairment is shown to exist, we establish an allowance for loan loss for the amount that the recorded investment or book value, in the loan exceeds the measure of the impaired loan.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value can be identified as uncollectible and is, therefore, deemed a confirmed loss which is charged-off against our allowance for loan losses.

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

	At December 31,
	2016			2015
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$4,134	19.2%	35.7%	$4,084	20.2%	36.1%
Commercial	11,131	51.7%	38.5%	10,255	50.8%	37.6%
Construction	425	2.0%	2.0%	231	1.1%	1.3%
Installment	41	0.2%	0.1%	39	0.2%	0.1%
Commercial	4,400	20.4%	16.9%	4,119	20.4%	17.4%
Collateral	-	-	0.1%	-	-	0.1%
Home equity line of credit	1,398	6.5%	6.7%	1,470	7.3%	7.4%
Demand	-	-	-	-	-	-
Revolving credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Unallocated allowance	-	-	-	-	-	-
Total	$21,529	100.0%	100.0%	$20,198	100.0%	100.0%

	At December 31,
	2014			2013			2012
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
				(Dollars in thousands)
Real estate:
Residential	$4,382	23.1%	38.7%	$3,647	19.9%	38.2%	$3,778	21.9%	40.5%
Commercial	8,949	47.3%	35.8%	8,253	45.0%	34.9%	8,105	47.1%	30.9%
Construction	478	2.5%	2.7%	1,152	6.3%	4.3%	760	4.4%	4.2%
Installment	41	0.2%	0.2%	48	0.3%	0.2%	77	0.4%	0.4%
Commercial	3,250	17.1%	14.5%	3,746	20.5%	13.9%	2,654	15.4%	12.6%
Collateral	-	-	0.1%	-	0.0%	0.1%	-	-	0.1%
Home equity line of credit	1,859	9.8%	8.0%	1,465	8.0%	8.3%	1,377	8.0%	9.3%
Demand	-	-	-	-	-	-	-	-	-
Revolving credit	-	-	-	-	-	-	-	-	-
Resort	1	*	*	3	*	0.1%	456	2.7%	2.0%
Unallocated allowance	-	-	-	-	-	-	22	0.1%	n/a
Total	$18,960	100.0%	100.0%	$18,314	100.0%	100.0%	$17,229	100.0%	100.0%

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

Our investment portfolio, excluding FHLBB stock, totaled $136.6 million and $164.7 million at December 31, 2016 and 2015, respectively, and consisted primarily of United States government securities, securities issued and guaranteed by Government Sponsored Enterprises (GSE’s) including debt and mortgage-backed securities, municipal and other bonds, mutual funds and equity securities, including preferred equity securities.

Our investment objectives are to provide and maintain liquidity and appropriate collateral requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved at least annually. Our board of directors reviews the status of our investment portfolio on a semi-annual basis.

Investment Securities Portfolio: The following table sets forth the carrying values of our available-for-sale and held-to-maturity securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$19,826	$19,968	$38,782	$38,859	$123,739	$123,816
U.S. Government agency obligations	73,996	73,711	82,002	81,805	49,013	49,109
Government sponsored residential mortgage-backed securities	3,424	3,569	4,958	5,153	6,624	6,907
Corporate debt securities	500	515	1,000	1,048	1,000	1,085
Trust preferred debt securities	-	-	-	-	-	1,557
Preferred equity securities	2,000	1,746	2,000	1,632	2,100	1,676
Marketable equity securities	108	182	108	160	108	170
Mutual funds	4,071	3,829	3,957	3,767	3,838	3,721
Total securities available-for-sale	$103,925	$103,520	$132,807	$132,424	$186,422	$188,041

Held-to-maturity
U.S. Government agency obligations	$16,000	$15,917	$24,000	$24,008	$7,000	$6,992
Government sponsored residential mortgage-backed securities	17,061	17,124	8,246	8,349	9,224	9,424
Total securities held-to-maturity	$33,061	$33,041	$32,246	$32,357	$16,224	$16,416

During the years ended December 31, 2016, 2015 and 2014, we recorded no other-than-temporary impairment charges.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, most securities purchased were classified available-for-sale at December 31, 2016 and 2015.

U.S. Treasury and U.S. Government Agency Obligations: At December 31, 2016 and 2015, our U.S. Treasury and U.S. Government agency obligations portfolio totaled $109.7 million and $144.7 million, respectively, of which $93.7 million and $120.7 million, respectively, were classified as available-for-sale. There were no structured notes or derivatives in the portfolio.

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

At December 31, 2016, the carrying value of Government sponsored residential mortgage-backed securities totaled $20.6 million or 0.7% of assets, and 0.8% of interest earning assets, $3.6 million of which were classified as available-for-sale and $17.1 million of which were classified as held-to-maturity, compared to the carrying value of mortgage-backed securities at December 31, 2015 which totaled $13.4 million or 0.5% of assets, and 0.5% of interest earning assets, $5.2 million of which were classified as available-for-sale and $8.2 million of which were classified as held-to-maturity. The available-for-sale mortgage-backed securities portfolio had a book yield of 3.23% at December 31, 2016 and 2015 and the held-to-maturity mortgage-backed securities portfolio had a book yield of 2.50% at December 31, 2016 and 2015. The estimated fair value of our mortgage-backed securities at December 31, 2016 was $20.6 million, which is $208,000 more than the amortized cost and at December 31, 2015 $13.5 million, which was $298,000 more than the amortized cost. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Our investment portfolio contained no Government sponsored residential mortgage-backed securities collateralized by “subprime” loans for the years ended December 31, 2016 and 2015. Although we do not have a direct exposure to subprime related assets, the value and related income of our mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can have a negative impact upon the valuation of certain securities held by us.

Corporate Debt Securities: At December 31, 2016 and 2015, the fair value of our corporate bond portfolio totaled $515,000 and $1.0 million, respectively, all of which was classified as available-for-sale. The corporate bond portfolio was fixed rate earning a book yield of 5.41% and 5.39% at December 31, 2016 and 2015, respectively. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Marketable Equity Securities and Mutual Funds: We currently maintain a diversified equity securities and mutual funds portfolio. At December 31, 2016 and 2015, the fair value of our marketable equity securities portfolio totaled $182,000 and $160,000, respectively. Our marketable equity securities represented less than one percent of total assets at December 31, 2016 and 2015 and were classified as available-for-sale. At December 31, 2016 and 2015, the mutual funds portfolio totaled $3.8 million. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investment policy provides that the total equity portfolio cannot exceed 50% of the Tier I capital of Farmington Bank. Investments in equity securities and mutual funds involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Preferred Equity Securities: Our investments in preferred equity securities consist of 80,000 shares of Goldman Sachs preferred stock at December 31, 2016. The carrying value of our preferred equity securities totaled $1.7 million and $1.6 million at December 31, 2016 and 2015, respectively.

Trust Preferred Debt Securities: We had no trust preferred debt securities at December 31, 2016. During 2015, we sold our trust preferred debt securities for a gain of $1.5 million. At December 31, 2014, the carrying value of our trust preferred debt securities totaled $1.6 million, which were classified as available-for-sale.

Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2016 and 2015 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	December 31, 2016
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
					(Dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations	$12,995	0.68%	$6,973	1.38%	$-	-	$-	-	$19,968	0.92%
U.S. Government agency obligations	19,980	0.32%	53,731	1.17%	-	-	-	-	73,711	0.94%
Government-sponsored residential mortgage-backed securities	1	5.50%	128	4.50%	-	-	3,440	3.19%	3,569	3.23%
Corporate debt securities	515	5.41%	-	-	-	-	-	-	515	5.41%
Total debt securities available-for-sale	$33,491	0.54%	$60,832	1.20%	$-	-	$3,440	3.19%	$97,763	1.05%

Held-to-Maturity:
U.S. Government agency obligations	$-	-	$15,917	1.76%	$-	-	$-	-	$15,917	1.76%
Government-sponsored residential mortgage-backed securities	-	-	-	-	-	-	17,124	2.50%	17,124	2.50%
Total debt securities held-to-maturity	$-	-	$15,917	1.76%	$-	-	$17,124	2.50%	$33,041	2.14%

	December 31, 2015
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
					(Dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations	$21,996	0.09%	$16,863	0.93%	$-	-	$-	-	$38,859	0.46%
U.S. Government agency obligations	31,998	0.32%	49,807	1.26%	-	-	-	-	81,805	0.89%
Government-sponsored residential mortgage-backed securities	2	5.50%	268	4.57%	-	-	4,883	3.15%	5,153	3.23%
Corporate debt securities	517	5.36%	531	5.41%	-	-	-	-	1,048	5.39%
Total debt securities available-for-sale	$54,513	0.28%	$67,469	1.22%	$-	-	$4,883	3.15%	$126,865	0.89%

Held-to-Maturity:
U.S. Government agency obligations	$-	-	$24,008	1.74%	$-	-	$-	-	$24,008	1.74%
Government-sponsored residential mortgage-backed securities	-	-	-	-	-	-	8,349	2.50%	8,349	2.50%
Total debt securities held-to-maturity	$-	-	$24,008	1.74%	$-	-	$8,349	2.50%	$32,357	1.94%

Sources of Funds

General: Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, loan prepayments, investment maturities, retained earnings and income on earning assets.

Deposits: A majority of our depositors are persons who work or reside in Hartford County, Connecticut and Hampden County, Massachusetts. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. The Company also has established a relationship for brokered deposits. There were brokered deposits totaling $43.2 million and $44.3 million at December 31, 2016 and 2015, respectively.

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

It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2016, $464.6 million or 21.0% of our deposits were time deposits, of which $327.9 million will be maturing within one year or less. At December 31, 2015, $440.8 million or 22.1% of our deposits were time deposits, of which $267.7 million matured within one year or less.

Our government banking group provides deposit services to municipalities throughout Connecticut. Through the efforts of our government banking group, we attracted significant municipal deposits through existing and newly formed relationships. Municipal deposits as of December 31, 2016 and 2015 were $394.5 million or 17.8% and $368.0 million or 18.5% of our total deposits outstanding, respectively. These deposits can be more volatile than other deposits but provide significant liquidity generally at a lower or similar cost to wholesale funds. We limit the related contingent funding risk by limiting the amount of municipal deposits that can be accepted.

The following table displays a summary of our deposits by account type as of the dates indicated:

	At December 31,
	2016		2015		2014
	Balance	Percent	Balance	Percent	Balance	Percent
(Dollars in thousands)
Demand deposits	$441,283	19.9%	$401,388	20.2%	$330,524	19.1%
NOW accounts	542,764	24.5%	468,054	23.5%	355,412	20.5%
Money markets	532,681	24.0%	460,737	23.1%	470,991	27.2%
Savings accounts	233,792	10.6%	220,389	11.1%	210,892	12.1%
Total non-time deposit accounts	1,750,520	79.0%	1,550,568	77.9%	1,367,819	78.9%
Time deposits	464,570	21.0%	440,790	22.1%	365,222	21.1%
Total deposits	$2,215,090	100.0%	$1,991,358	100.0%	$1,733,041	100.0%

The following table displays the distribution of average deposit accounts by account type with the average rates paid at the dates indicated:

	At December 31,
	2016			2015			2014
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
(Dollars in thousands)
Noninterest-bearing deposit	$412,155	$-	-	$357,156	$-	-	$315,177	$-	-
NOW accounts	513,256	1,544	0.30%	472,644	1,351	0.29%	380,936	976	0.26%
Money markets	512,396	4,119	0.80%	453,017	3,592	0.79%	420,456	3,112	0.74%
Savings accounts	223,499	241	0.11%	213,383	226	0.11%	200,948	205	0.10%
Time deposits	469,493	5,552	1.18%	407,071	4,203	1.03%	338,590	3,076	0.91%
Total interest-bearing deposit	1,718,644	$11,456	0.67%	1,546,115	$9,372	0.61%	1,340,930	$7,369	0.55%
Total deposits	$2,130,799			$1,903,271			$1,656,107

The following table displays information concerning time deposits by interest rate ranges at the dates indicated:

	At December 31, 2016
	Period to Maturity						Total at December 31,
	Less Than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	2015	2014
(Dollars in thousands)
Interest Rate Range:
1.00% and below	$182,215	$15,389	$9,131	$8,068	$214,803	46.2%	$221,651	$229,426
1.01% - 2.00%	141,009	52,149	5,173	9,117	207,448	44.7%	158,003	70,134
2.01% - 3.00%	4,663	2,649	17,680	17,327	42,319	9.1%	61,136	65,504
3.01% - 4.00%	-	-	-	-	-	-	-	158
Total	$327,887	$70,187	$31,984	$34,512	$464,570	100.0%	$440,790	$365,222

The following table sets forth time deposits by time remaining until maturity as of December 31, 2016.

	Maturity
	Three months or less	Over three to six months	Over six to twelve months	Over one year to three years	Over three Years	Total
(Dollars in thousands)
Time deposits less than $100,000	$64,436	$87,996	$60,464	$63,725	$20,959	$297,580
Time deposits of $100,000 or more	45,890	38,499	30,602	38,446	13,553	166,990
	$110,326	$126,495	$91,066	$102,171	$34,512	$464,570

As of December 31, 2015, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $225.7 million.

The following table sets forth the interest-bearing deposit activities for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Balance beginning of year	$1,589,970	$1,402,517	$1,205,042
Net increase in deposits before interest credited	172,381	178,081	190,106
Interest credited	11,456	9,372	7,369
Net increase in deposits	183,837	187,453	197,475
Balance end of year	$1,773,807	$1,589,970	$1,402,517

Borrowed Funds

At December 31, 2016 and 2015, we had an available line of credit with the FHLBB in the amount of $8.8 million and access to additional Federal Home Loan Bank advances of up to $544.7 million subject to collateral requirements of the FHLBB at December 31, 2016. The Company also had letters of credit of $83.5 million and 63.0 million at December 31, 2016 and 2015, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $709.4 million and $677.1 million at December 31, 2016 and 2015, respectively.

We have a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by our investments in certain securities and cash with a fair value totaling $11.3 million at December 31, 2016. Outstanding repurchase agreement borrowings totaled $10.5 million at December 31, 2016 and 2015.

The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $55.0 million and $45.0 million at December 31, 2016 and 2015, which were undrawn at December 31, 2016 and 2015. The Company has access to $3.5 million unsecured line of credit agreement with a well-capitalized bank which expires on August 31, 2017. The line was undrawn at December 31, 2016 and 2015. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

Competition

We face competition within our market area both in making loans and attracting deposits. Our primary market area is central Connecticut and western Massachusetts which has a high concentration of financial institutions including large commercial banks, community banks, credit unions and mortgage companies. We opened one de novo branch in Vernon, CT and a loan production office in Fairfield, CT during 2016. We anticipate opening a de novo branch in Manchester, CT in 2017. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

Based on the most recent data available from the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2016, we possess a 5.54% deposit market share in Hartford County. Our market share rank is 5th out of 27 financial institutions.

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

Employees

At December 31, 2016, we had 339 full-time equivalent employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years. The current administration, led by President Donald Trump, has announced that it intends to slow down the adoption of new Dodd-Frank Act regulations and to consider proposing changes to the legislation. The following summary assumes no changes to the Dodd-Frank Act and regulations adopted to date.

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

Additionally, under the new regulations, the method for calculating the ratios has been revised to generally enhance risk sensitivity as well as provide alternatives to credit ratings for calculating risk-weighted assets. As of December 31, 2016, we currently comply with the BASEL III requirements on a fully phased-in basis.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2016, Farmington Bank was a well-capitalized institution.

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

The FDIC provides insurance up to $250,000 per depositor for each account ownership category. Additionally, the FDIC approved a plan for rebuilding the Deposit Insurance Fund after several bank failures in 2008. The FDIC plan aims to rebuild the Deposit Insurance Fund within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2016, 2015, and 2014, the Bank’s total FDIC assessments were $1.6 million, $1.7 million and $1.4 million, respectively.

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

Federal Home Loan Bank System: Farmington Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. Farmington Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, we were in compliance with this requirement with an investment in FHLBB stock of $16.4 million and $21.7 million at December 31, 2016 and 2015, respectively. The FHLBB paid dividends totaling $701,000, $522,000 and $208,000 for the years ended December 31, 2016, 2015 and 2014, respectively. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by us.

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

Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Farmington Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Farmington Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2016, Farmington Bank had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Farmington Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2016, our total federal pre-1988 base year reserve was $3.4 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Farmington Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, we had no net operating loss carryforwards for federal income tax purposes.

Charitable Contribution Carryforward: As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc. This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation. In 2015, the Company recorded a $771,000 valuation allowance related to a deferred tax asset associated with the establishment of the Bank’s foundation in 2011. In the fourth quarter of 2016, the valuation allowance established in 2015 of $771,000 was reversed and the related deferred tax asset totaling $137,000 was written-off.

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

State Taxation

Connecticut

We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2016 and 2015) (plus an additional 20% surtax applies for tax years 2016 and 2015) to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Farmington Bank established a passive investment company in 1999 and substantially eliminated the state income tax expense of Farmington Bank since the passive investment company’s organization through December 31, 2016.

We believe we are in compliance with the state passive investment company requirements and that no state taxes relating from Farmington Bank are due for the years ended December 31, 2014 through December 31, 2016; however, we have not been audited by the Department of Revenue Services for such periods. If the state were to determine that the passive investment company was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, we would be subject to additional state income taxes in Connecticut.

Farmington Bank and FCB are not currently under audit with respect to their state tax returns, and their state tax returns have not been audited for the past five years.

Massachusetts

We are subject to the Massachusetts income excise tax. The Massachusetts income excise tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Massachusetts taxable income. Massachusetts apportioned taxable income is multiplied by the state tax rate (9.0% for the fiscal years ending December 31, 2016 and 2015).

Maryland

As a Maryland business corporation, First Connecticut Bancorp, Inc. is required to file an annual income tax return with the State of Maryland.

New York

We are subject to the New York corporate franchise tax. The New York corporate franchise tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at New York taxable income. New York apportioned taxable income is multiplied by the state tax rate (6.5% and 7.1% for the fiscal years ending December 31, 2016 and 2015, respectively).

Item 1A.  Risk Factors

A substantial portion of our loan portfolio consists of commercial real estate loans and commercial loans, which expose us to increased risks and could adversely impact our earnings.

Our executive management team has brought an increased focus to transitioning Farmington Bank’s balance sheet to be more like a commercial bank. At December 31, 2016 and 2015, our commercial loan portfolio totaled $1.5 billion and $1.3 billion, or 57.4% and 56.3%, respectively, of our total loan portfolio. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and business of the borrowers and the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of our commercial real estate and commercial loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.

All of these factors could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to its rapid expansion and unseasoned nature.

From December 31, 2012 to December 31, 2016, our total loan portfolio increased by $1.0 billion or 65.8%.  As a result of this rapid expansion, a significant portion of our portfolio is unseasoned. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income.  Our loan loss allowance for the years ended December 31, 2016 and 2015 was $21.5 million and $20.2 million, respectively.  Although we are currently unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

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

We opened new branches in 2016 and 2015, which may result in losses at those branches as they generate new deposit and loan portfolios, and negatively impact our earnings.

We opened a new branch office in Vernon, CT in 2016 and opened West Springfield, MA and East Longmeadow, MA in 2015. In addition, we opened a loan production office in Fairfield, CT in 2016 and in Branford, CT in 2015. We anticipate opening one new branch office in Manchester, CT during 2017. Losses are expected in connection with these new branches for some time, as the expenses and costs of acquisition associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.

Strong competition within Farmington Bank’s market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In addition, we expanded into western Massachusetts opening two de novo branches in the fourth quarter of 2015. In our market area, we compete with commercial banks, savings institutions, mortgage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to compete successfully in our market area. The greater resources and deposit and loan products offered by our competitors may limit our ability to increase our interest-earning assets.

If our government banking deposits were lost within a short period of time, this could negatively impact our liquidity and earnings.

Our government banking group provides deposit services to municipalities throughout Connecticut.  Our municipal deposits as of December 31, 2016 and 2015 were $394.5 million, or 17.8%, and $368.0 million, or 18.5%, of our total deposits outstanding, respectively. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short term liquidity and have an adverse impact on our earnings.

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

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The current administration, led by President Donald Trump, has announced that it intends to slow down the adoption of new Dodd-Frank Act regulations and to consider proposing changes to the legislation. The following assumes no changes to the Dodd-Frank Act and regulations adopted to date. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws, weakens the federal preemption rules that have been applicable for national banks and federal savings associations, imposes certain capital requirements on financial institutions, eliminated the federal prohibitions on paying interest on demand deposits, broadened the base for FDIC deposit insurance assessments, required publicly traded companies to provide non-binding votes on executive compensation and so-called “golden parachute” payments, and directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives. As a result, our revenue may be reduced due to fee income limitations and we may be required to maintain higher minimum capital ratios. It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, at a minimum they have increased our operating and compliance costs and could increase our interest expense.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses

Our business requires the collection and retention of large volumes of customer data and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services.  Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control.  As customer, public, legislative and regulatory expectations regarding operational and information security have increased, our operations systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Information security risks for financial institutions, such as ours, have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, including foreign-state sponsored parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers.  As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks.

These cybersecurity threats and attacks may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses, and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may result from human error, fraud or malice on the part of external or internal parties, or from accidental technological failure. Further, to access our products and services our customers may use computers, smartphones, tablets and other mobile devices that are beyond our security control systems.

Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened and as a result the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.  As an additional layer of protection, we have purchased cyber and privacy liability risk insurance coverage which includes data breach coverage, business interruption loss, network security, and privacy liability.  As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We operate through our 24 full service branch offices, four limited services offices, three stand-alone ATM facilities and two loan production offices. Various leases have renewal options up to an additional 30 years.

Our full service branch offices, limited service offices and loan production offices are located as follows:

Branch	Address	Owned or Leased

Avon West	427 West Avon Road, Avon, CT 06001	Lease (Expires 2019)

Avon 44	310 West Main Street, Avon, CT 06001	Own

Berlin	1191 Farmington Avenue, Berlin, CT 06037	Lease (Expires 2020)

Bristol	475 Broad Street, Bristol, CT 06010	Own

Burlington	253 Spielman Highway, Burlington, CT 06013	Own

Main Street	32 Main Street, Farmington, CT 06032	Own

Gables (1) (3)	20 Devonwood Drive, Farmington, CT 06032	n/a

Village Gate (1) (3)	88 Scott Swamp Road, Farmington, CT 06032	n/a

Westwoods	282 Scott Swamp Road, Farmington, CT 06032	Own

Farm Glen (1)(2)	One Farm Glen Boulevard, Farmington, CT 06032	Lease (Expires 2019)

Glastonbury	669 Hebron Avenue, Glastonbury, CT 06033	Own

New Britain	73 Broad Street, New Britain, CT 06053	Own

Plainville - Route 10	117 East Street, Plainville, CT 06062	Lease (Expires 2020)

Plainville 372	129 New Britain Avenue, Plainville, CT 06062	Lease (Expires 2025)

Southington	One Center Street, Southington, CT 06489	Lease (Expires 2020)

Southington Drive-Thru (1)	17 Center Place, Southington, CT 06489	Lease (Expires 2019)

Unionville	1845 Farmington Avenue, Unionville, CT 06085	Own

West Hartford	962 Farmington Avenue, West Hartford, CT 06110	Lease (Expires 2019)

Elmwood	176 Newington Road, West Hartford, CT 06110	Lease (Expires 2026)

Wethersfield	486 Silas Deane Highway, Wethersfield, CT 06129	Own

Bloomfield	782 Park Avenue, Bloomfield, CT 06002	Lease (Expires 2022)

South Windsor	350 Buckland Road, South Windsor, CT 06074	Lease (Expires 2032)

Newington	1095 Main Street, Newington, CT 06111	Lease (Expires 2033)

East Hartford	957 Main Street, East Hartford, CT 06108	Lease (Expires 2033)

Rocky Hill	366 Cromwell Avenue, Rocky Hill, CT 06067	Lease (Expires 2033)

West Springfield	85 Elm Street, West Springfield, MA 01089	Lease (Expires 2022)

East Longmeadow	61 North Main Street, East Longmeadow, MA 01028	Lease (Expires 2035)

Vernon	135 Talcottville Road, Vernon, CT 06066	Lease (Expires 2036)

Branford (4)	28 School Street, Branford, CT 06405	Lease (month to month)

Fairfield (4)	1809 Black Rock Tpk, Fairfield, CT 06825	Lease (month to month)

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)

The shares of common stock of First Connecticut Bancorp, Inc. are quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “FBNK.” As of December 31, 2016, First Connecticut Bancorp had 1,772 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 15,897,698 shares outstanding.

Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

			Cash
			Dividend
Quarter Ended	High	Low	Declared
December 31, 2016	$25.00	$17.22	$0.09
September 30, 2016	18.29	16.02	0.08
June 30, 2016	18.02	15.49	0.07
March 31, 2016	17.29	14.42	0.07
December 31, 2015	18.40	15.26	0.06
September 30, 2015	17.28	15.25	0.06
June 30, 2015	16.24	14.54	0.05
March 31, 2015	16.44	14.43	0.05

Payment of dividends on First Connecticut Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, legal, and regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. See Item 1 “Supervision and Regulations” for information relating to restrictions on dividends. Repurchases of the Company’s shares of common stock during the fourth quarter of the year ended December 31, 2016 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended December 31, 2016.

Set forth below is a stock performance graph comparing the annual total return on our shares of common stock, commencing with the closing price on December 31, 2011, with (a) the cumulative total return on stocks included in the Russell 2000 Index, (b) the cumulative total return on stocks included in the SNL New England U.S. Bank Index and (c) the cumulative total return on stocks included in the SNL U.S. Thrift Index. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
First Connecticut Bancorp, Inc.	100.00	106.66	126.07	129.05	139.56	184.73
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL New England U.S. Bank	100.00	116.62	180.32	198.96	190.99	249.07
SNL New England U.S. Thrift	100.00	106.18	133.99	141.74	160.59	221.17

(B)

Not Applicable

(C)

During the quarter ending December 31, 2016, the Company did not make any repurchases of common stock.

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its then current outstanding common stock. The Company has 600,945 shares remaining available to be repurchased at December 31, 2016. Shares repurchased under that approval are shown above. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

	At December 31,
	2016	2015	2014	2013	2012
Selected Financial Condition Data:	(Dollars in thousands)
Total assets	$2,837,555	$2,708,546	$2,485,360	$2,110,028	$1,823,153
Cash and cash equivalents	47,723	59,139	42,863	38,799	50,641
Securities held-to-maturity, at amortized cost	33,061	32,246	16,224	12,983	3,006
Securities available-for-sale, at fair value	103,520	132,424	188,041	150,886	138,241
Federal Home Loan Bank of Boston stock, at cost	16,378	21,729	19,785	13,136	8,939
Loans, net	2,525,983	2,341,598	2,119,917	1,800,987	1,520,170
Deposits	2,215,090	1,991,358	1,733,041	1,513,501	1,330,455
Federal Home Loan Bank of Boston advances	287,057	377,600	401,700	259,000	128,000
Total stockholders' equity	260,176	245,721	234,563	232,209	241,795
Allowance for loan losses	21,529	20,198	18,960	18,314	17,229
Non-accrual loans	17,561	14,913	15,468	14,800	13,782
Impaired loans	34,273	37,599	38,216	38,588	41,017
Loan delinquencies 30 days and greater	17,271	18,238	12,206	13,095	14,945

	At December 31,
	2016	2015	2014	2013	2012
Selected Operating Data:	(Dollars in thousands)
Interest income	$86,986	$81,884	$72,774	$62,886	$62,860
Interest expense	15,731	13,375	10,080	9,733	9,628
Net Interest Income	71,255	68,509	62,694	53,153	53,232
Provision for loan losses	2,332	2,440	2,588	1,530	1,380
Net interest income after provision for loan losses	68,923	66,069	60,106	51,623	51,852
Noninterest income	12,738	13,447	9,104	11,012	9,261
Noninterest expense	60,504	61,210	57,048	57,762	56,106
Income before income taxes	21,157	18,306	12,162	4,873	5,007
Income tax expense	5,942	5,727	2,827	1,169	1,300

Net income	$15,215	$12,579	$9,335	$3,704	$3,707

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:	(Dollars in thousands, except per share amounts)
Return on average assets	0.55%	0.48%	0.41%	0.19%	0.22%
Return on average equity	5.98%	5.20%	3.98%	1.57%	1.49%
Interest rate spread (1)	2.61%	2.66%	2.80%	2.80%	3.16%
Net interest margin (2)	2.80%	2.81%	2.94%	2.97%	3.35%
Non-interest expense to average assets	2.20%	2.34%	2.51%	3.04%	3.29%
Efficiency Ratio (3)	72.03%	74.69%	79.46%	90.02%	89.78%
Average interest-earning assets to average interest-bearing liabilities	129.41%	126.94%	127.56%	131.34%	132.07%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.85%	0.86%	0.89%	1.01%	1.12%
Allowance for loan losses as a percent of non-performing loans	122.60%	135.44%	122.58%	123.74%	125.01%
Net charge-offs to average loans	0.04%	0.05%	0.10%	0.03%	0.12%
Non-performing loans as a percent of total loans	0.69%	0.63%	0.72%	0.81%	0.90%
Non-performing loans as a percent of total assets	0.62%	0.55%	0.62%	0.70%	0.76%
Loan delinquencies 30 days and greater as a percent of loans	0.68%	0.63%	0.75%	0.85%	0.97%

Per Share Related Data:
Basic earnings per share	$1.02	$0.84	$0.62	$0.24	$0.22
Diluted earnings per share	$1.00	$0.83	$0.62	$0.24	$0.22
Dividends per share (4)	$0.31	$0.22	$0.17	$0.12	$0.12
Dividend payout ratio	30.39%	26.19%	27.42%	50.00%	54.55%

Capital Ratios:
Equity to total assets at end of period	9.17%	9.07%	9.44%	11.01%	13.26%
Average equity to average assets	9.23%	9.24%	10.32%	12.41%	14.55%
Total Capital (to Risk Weighted Assets)	12.80%	12.88%	13.73%	15.50%	18.80%
Tier I Capital (to Risk Weighted Assets)	11.84%	11.91%	12.70%	14.36%	17.55%
Common Equity Tier I Capital (to Risk Weighted Assets)	11.84%	11.91%	n/a	n/a	n/a
Tier I Leverage Capital (to Average Assets)	9.39%	9.39%	9.86%	11.47%	13.89%
Total capital to total average assets	9.44%	9.38%	10.33%	12.22%	14.18%

Other Data:
Number of full service offices	24	23	22	21	19
Number of limited service offices	4	4	4	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of the interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income

(4)	Represents dividends per share divided by basic earnings per share.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We continued significant loan and deposit growth in 2016 despite the challenging operating environment. The current interest rate climate, combined with increased regulatory costs resulted in compressed net interest margins and earnings pressures. To counter these external factors, we continue to focus on efficiencies and process improvement which are embedded within our Company’s culture to become a high performing company. During 2016, we successfully opened a branch office in Vernon, CT. We also opened a loan production office in Fairfield, CT. Financial highlights for First Connecticut Bancorp for the year ended December 31, 2016 are as follows:

•	Strong Earnings Per Share Growth: Diluted earnings per share for the year ended December 31, 2016 was $1.00 compared to $0.83 for the year ended 2015
•	Strong Regulatory Capital Ratios: Our total Risk Based Capital ratio at December 31, 2016 is 12.80%. The minimum ratio to remain Well Capitalized is 10.00%. Our Common Equity Tier I Capital ratio is 11.84% at December 31, 2016. The minimum ratio to remain Well Capitalized is 6.50%. Our total Leverage Ratio or Tier I Capital to Average Assets Ratio at December 31, 2016 is 9.39%. The minimum ratio to remain Well Capitalized is 5.00%.
•	Strong Asset Growth: Total assets increased $129.0 million or 4.8% to $2.8 billion at December 31, 2016.
•	Strong Loan Growth: Total loans increased $185.7 million or 7.9% to $2.5 billion at December 31, 2016.
•	Commercial loan portfolio experienced very strong loan growth increasing $131.7 million or 9.9% to $1.5 billion at December 31, 2016.
•	Overall deposits increased $223.7 million or 11.2% to $2.2 billion at December 31, 2016.
•	Checking accounts grew by 8.3% or 4,235 net new accounts for the year ended December 31, 2016.
•	Noninterest expense to average assets was 2.20% for the year ended December 31, 2016 compared to 2.34% in the prior year.
•	Loan delinquencies 30 days and greater represented 0.68% of total loans at December 31, 2016 compared to 0.63% at December 31, 2015. Non-accrual loans represented 0.69% of total loans compared to 0.63% of total loans at December 31, 2015.
•	The allowance for loan losses represented 0.85% of total loans at December 31, 2016 compared to 0.86% at December 31, 2015.
•	The Company paid a cash dividend of $0.31 per share for the year, an increase of $0.09 compared to the prior year.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service.

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of December 31, 2016 our total risk-based capital ratio was 12.80%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We opened a de novo branch in Vernon, Connecticut during the second quarter of 2016 and expanded into western Massachusetts opening two de novo branches in the fourth quarter of 2015. We plan to open a branch in Manchester, Connecticut in 2017 and continue to evaluate future growth through de novo branching.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2016.

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

Home equity line of credit – Loans in this segment include home equity loans and lines of credit underwritten with a loan-to-value ratio generally limited to no more than 80%, including any first mortgage. Our home equity lines of credit have a 9 year 10 month draw period followed by a 20 year amortization period and adjustable rates of interest which are indexed to the prime rate. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at December 31, 2016 and 2015.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At December 31, 2016 and 2015, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc. This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation. In 2015, the Company recorded a $771,000 valuation allowance related to a deferred tax asset associated with the establishment of the Bank’s foundation in 2011. In the fourth quarter of 2016, the valuation allowance established in 2015 of $771,000 was reversed and the related deferred tax asset totaling $137,000 was written-off.

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At December 31, 2016 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through 2016. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of December 31, 2016, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. At December 31, 2016, our net deferred tax asset was $14.8 million.

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

Comparison of Financial Condition at December 31, 2016 and 2015

Total assets increased $129.0 million or 4.8% at December 31, 2016 to $2.8 billion compared to $2.7 billion at December 31, 2015, largely reflecting an increase in net loans.

Our investment portfolio totaled $136.6 million or 4.8% of total assets and $164.7 million or 6.1% of total assets at December 31, 2016 and 2015, respectively. Available-for-sale investment securities totaled $103.5 million at December 31, 2016 compared to $132.4 million at December 31, 2015. Securities held-to-maturity totaled $33.1 million and $32.2 million at December 31, 2016 and 2015, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $184.4 million or 7.9% at December 31, 2016 to $2.5 billion compared to December 31, 2015 primarily driven by increases in commercial loans, commercial real estate, residential real estate and construction, which combined, increased $189.9 million, offset by a $3.9 million decrease in home equity lines of credit. The allowance for loan losses increased $1.3 million or 6.6% to $21.5 million at December 31, 2016 from $20.2 million at December 31, 2015. At December 31, 2016, the allowance for loan losses represented 0.85% of total loans and 122.60% of non-performing loans, compared to 0.86% of total loans and 135.44% of non-performing loans as of December 31, 2015.

Total liabilities increased $114.6 million to $2.6 billion at December 31, 2016 compared to $2.5 billion at December 31, 2015. Deposits increased $223.7 million or 11.2% to $2.2 billion at December 31, 2016 primarily due to a $197.3 million increase in retail deposits as we continue to develop and grow relationships in the geographical areas we serve. We had municipal deposit balances totaling $394.5 million and $368.0 million at December 31, 2016 and 2015, respectively. Federal Home Loan Bank of Boston advances decreased $90.5 million to $287.1 million at December 31, 2016 from $377.6 million at December 31, 2015 due to our increased deposits funding our organic loan and securities growth.

Stockholders’ equity increased $14.5 million to $260.2 million compared to December 31, 2016 primarily due to $15.2 million in net income. The Company paid cash dividends totaling $4.6 million or $0.31 per share during the year ended December 31, 2016. During the year ended December 31, 2016, the Company repurchased 156,800 shares of common stock at an average price per share of $16.12 at a total cost of $2.5 million. Repurchased shares are held as treasury stock and will be available for general corporate purposes.

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

	For The Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,420,859	$86,374	3.57%	$2,279,418	$81,177	3.56%	$1,962,239	$71,967	3.67%
Securities	150,582	1,881	1.25%	188,004	1,832	0.97%	181,317	1,429	0.79%
Federal Home Loan Bank of Boston stock	17,738	701	3.95%	21,187	522	2.46%	15,911	208	1.31%
Federal funds and other earning assets	36,679	179	0.49%	11,947	26	0.22%	4,947	15	0.30%
Total interest-earning assets	2,625,858	89,135	3.39%	2,500,556	83,557	3.34%	2,164,414	73,619	3.40%
Noninterest-earning assets	129,826			119,857			105,474
Total assets	$2,755,684			$2,620,413			$2,269,888

Interest-bearing liabilities:
NOW accounts	$513,256	$1,544	0.30%	$472,644	$1,351	0.29%	$380,936	$976	0.26%
Money market	512,396	4,119	0.80%	453,017	3,592	0.79%	420,456	3,112	0.74%
Savings accounts	223,499	241	0.11%	213,383	226	0.11%	200,948	205	0.10%
Certificates of deposit	469,493	5,552	1.18%	407,071	4,203	1.03%	338,590	3,076	0.91%
Total interest-bearing deposits	1,718,644	11,456	0.67%	1,546,115	9,372	0.61%	1,340,930	7,369	0.55%
Federal Home Loan Bank of Boston Advances	257,281	3,826	1.49%	356,539	3,449	0.97%	260,432	1,841	0.71%
Repurchase agreement borrowings	10,500	385	3.67%	12,629	448	3.55%	21,000	719	3.42%
Repurchase liabilities	42,700	64	0.15%	54,600	106	0.19%	60,082	151	0.25%
Total interest-bearing liabilities	2,029,125	15,731	0.78%	1,969,883	13,375	0.68%	1,682,444	10,080	0.60%
Noninterest-bearing deposits	412,155			357,156			315,177
Other noninterest-bearing liabilities	60,008			51,312			37,909
Total liabilities	2,501,288			2,378,351			2,035,530
Stockholders' equity	254,396			242,062			234,358
Total liabilities and stockholders' equity	$2,755,684			$2,620,413			$2,269,888

Tax-equivalent net interest income		$73,404			$70,182			$63,539
Less: tax-equivalent adjustment		(2,149)			(1,673)			(845)
Net interest income		$71,255			$68,509			$62,694

Net interest rate spread (2)			2.61%			2.66%			2.80%
Net interest-earning assets (3)	$596,733			$530,673			$481,970
Net interest margin (4)			2.80%			2.81%			2.94%
Average interest-earning assets to average interest-bearing liabilities		129.41%			126.94%			128.65%

(1)  On a fully-tax equivalent basis.

(2)  Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities on a tax-equivalent basis.

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

	2016 vs. 2015			2015 vs. 2014
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$5,046	$151	$5,197	$11,347	$(2,137)	$9,210
Securities	(408)	457	49	54	349	403
Federal Home Loan Bank of Boston stock	(96)	275	179	86	228	314
Federal funds and other earning assets	96	57	153	16	(5)	11
Total interest-earning assets	4,638	940	5,578	11,503	(1,565)	9,938

Interest-bearing liabilities:
NOW accounts	120	73	193	253	122	375
Money market	477	50	527	250	230	480
Savings accounts	11	4	15	13	8	21
Certificates of deposit	693	656	1,349	673	454	1,127
Total interest-bearing deposits	1,301	783	2,084	1,189	814	2,003
Federal Home Loan Bank of Boston advances	(1,140)	1,517	377	805	803	1,608
Repurchase agreement borrowing	(78)	15	(63)	(296)	25	(271)
Repurchase liabilities	(21)	(21)	(42)	(13)	(32)	(45)
Total interest-bearing liabilities	62	2,294	2,356	1,685	1,610	3,295
Increase (decrease) in net interest income	$4,576	$(1,354)	$3,222	$9,818	$(3,175)	$6,643

Summary of Operating Results for the Year Ended December 31, 2016 and 2015

The following discussion provides a summary and comparison of our operating results for the year ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Net interest income	$71,255	$68,509	$2,746	4.0%
Provision for loan losses	2,332	2,440	(108)	(4.4)
Noninterest income	12,738	13,447	(709)	(5.3)
Noninterest expense	60,504	61,210	(706)	(1.2)
Income before taxes	21,157	18,306	2,851	15.6
Income tax expense	5,942	5,727	215	3.8
Net income	$15,215	$12,579	$2,636	21.0%

For the year ended December 31, 2016, net income increased $2.6 million compared to the year ended December 31, 2015. The increase in net income was primarily driven by a $2.7 million increase in net interest income due to organic loan growth.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $2.7 million or 4% to $71.3 million for the year ended 2016 compared to $68.5 million for the year ended 2015 primarily due to a $141.4 million increase in the average loan balance offset by a $2.4 million increase in interest expense. The total interest-earning assets yield increased 5 basis points to 3.39% for the year ended 2016 compared to 3.34% for the year ended 2015 primarily due to an increase in yield on our securities portfolio, Federal Home Loan Bank of Boston stocks and federal funds. The cost of interest-bearing liabilities increased 10 basis points to 78 basis points for the year ended 2016 compared to 68 basis points for the year ended 2015. The increase was primarily due to money market and certificate of deposit promotions and a 52 basis point increase in the average cost of Federal Home Loan Bank of Boston borrowings. Net interest margin was 2.80% for the year ended 2016 compared to 2.81% for the year ended 2015.

Interest expense increased $2.4 million to $15.7 million for the year ended 2016 compared to $13.4 million for the year ended 2015. The cost of interest-bearing liabilities increased 10 basis points to 78 basis points for the year ended 2016 compared to 68 basis points for the year ended 2015. The increase was primarily due to money market and certificate of deposit promotions and a 52 basis point increase in the average cost of Federal Home Loan Bank of Boston borrowings.

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

Management recorded a provision for loan losses of $2.3 million and $2.4 million for the years ended December 31, 2016 and 2015, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs for the year ended 2016 were $1.0 million or 0.04% to average loans compared to $1.2 million or 0.05% to average loans for the year ended 2015.

At December 31, 2016, the allowance for loan losses represented 0.85% of total loans and 122.60% of non-accrual loans, compared to 0.86% of total loans and 135.44% of non-accrual loans at December 31, 2015.

Noninterest Income: Sources of noninterest income primarily include service charges on deposit accounts, gain on sale of securities, mortgage banking activities, bank-owned life insurance income, brokerage fees, insurance commissions and other miscellaneous fees.

The following table summarizes noninterest income for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$6,151	$5,975	$176	2.9%
Gain on sales of investments	-	1,523	(1,523)	(100.0)
Net gain on loans sold	3,105	2,492	613	24.6
Brokerage and insurance fee income	213	215	(2)	(0.9)
Bank owned life insurance income	1,417	1,672	(255)	(15.3)
Other	1,852	1,570	282	18.0
Total noninterest income	$12,738	$13,447	$(709)	(5.3)%

Total noninterest income decreased $709,000 to $12.7 million for the year ended 2016 compared to $13.4 million for the year ended 2015. Fees for customer services increased $176,000 to $6.2 million for the year ended 2016 compared to the year ended 2015 driven by our growth in checking accounts and debit card fees. There was no gain on sale of investments for the year ended 2016. Gain on sale of investments was $1.5 million for the year ended 2015 due to the sale of trust preferred securities. Net gain on loans sold increased $613,000 to $3.1 million for the year ended 2016 compared to the year ended 2015 as a result of an increase in volume of loans sold and a lower rate environment. Bank owned life insurance income decreased $255,000 to $1.4 million for the year ended 2016 compared to the year ended 2015 primarily due to $302,000 more in bank owned life insurance proceeds in 2015 than in 2016. Other noninterest income increased $282,000 to $1.9 million for the year ended 2016 compared to the year ended 2015 primarily due to a $372,000 increase in swap fee income offset by a $78,000 decrease in mortgage banking derivatives.

Noninterest Expense: The following table summarizes noninterest expense for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$36,983	$36,855	$128	0.3%
Occupancy expense	4,890	5,115	(225)	(4.4)
Furniture and equipment expense	4,082	4,204	(122)	(2.9)
FDIC assessment	1,603	1,657	(54)	(3.3)
Marketing	2,170	2,149	21	1.0
Other operating expenses	10,776	11,230	(454)	(4.0)
Total noninterest expense	$60,504	$61,210	$(706)	(1.2)%

Noninterest expense decreased $706,000 to $60.5 million for the year ended 2016 compared to $61.2 million for the year ended 2015. Salaries and employee benefits increased $128,000 to $37.0 million for the year ended 2016 compared to the year ended 2015. The increase is primarily due to increases in employee benefit related costs offset by a $616,000 decrease in officers’ share-based compensation expense due to the majority of the 2012 Stock Incentive Plan fully vesting in September 2016. Other operating expenses decreased $454,000 to $10.8 million for the year ended 2016 compared to the prior year primarily due to a $707,000 decrease in directors’ share-based compensation expense as a result of the majority of the 2012 Stock Incentive Plan fully vesting in September 2016 and a $436,000 decrease in the provision for off-balance sheet commitments as a result of a change in accounting estimate offset by a $557,000 gain on foreclosed real estate in 2015.

Income Tax Expense: Income tax expense was $5.9 million for the year ended 2016 compared to $5.7 million for the year ended 2015. Income tax expense in 2016 included a $137,000 write-off of a deferred tax asset associated with the establishment of the Bank’s foundation in 2011. Income tax expense in 2015 included a $771,000 valuation allowance also related to a deferred tax asset associated with the establishment of the Bank’s foundation in 2011. In the fourth quarter of 2016, the valuation allowance established in 2015 of $771,000 was reversed and the related deferred tax asset written-off. This had no impact on income tax expense in 2016.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run at each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At December 31, 2016	At December 31, 2015
100 basis point decrease	(7.57)%	(6.99)%
100 basis point increase	3.70%	4.23%
200 basis point increase	3.19%	4.43%
300 basis point increase	2.34%	4.73%
400 basis point increase	0.13%	3.87%

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2016, $47.7 million of our assets were invested in cash and cash equivalents compared to $59.1 million at December 31, 2015. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the years ended December 31, 2016 and 2015, loan originations and purchases, net of collected principal and loan sales, totaled $187.0 million and $226.3 million, respectively.  Cash received from the sales and maturities of available-for-sale investment securities totaled $172.0 million and $278.3 million for the years ended December 31, 2016 and 2015, respectively. We purchased $143.0 million and $223.1 million of available-for-sale investment securities during the years ended December 31, 2016 and 2015, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At December 31, 2016, we had $287.1 million in advances from the FHLBB and an additional available borrowing limit of $544.7 million, compared to $377.6 million in advances from the FHLBB and an additional available borrowing limit of $407.8 million at December 31, 2015, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $83.5 million and $63.0 million at December 31, 2016 and 2015, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $709.4 million and $677.1 million at December 30, 2016 and December 31, 2015, respectively. Other sources of funds include access to pre-approved unsecured lines of credit with financial institutions for $55.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at December 31, 2016. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $64.2 million on an overnight basis as of December 31, 2016. The funding arrangement was collateralized by $128.7 million in pledged commercial real estate loans as of December 31, 2016.

We had outstanding commitments to originate loans of $102.4 million and $46.1 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $507.1 million and $441.2 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, time deposits scheduled to mature in less than one year totaled $327.9 million and $267.7 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $55.0 million unsecured lines of credit with financial institutions, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $64.2 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations

The following tables present information indicating various obligations made by us as of December 31, 2016 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
FHLB Advances (1)	$101,000	$131,600	$47,000	$7,457	$287,057
Interest expense payable on FHLB Advances	3,451	4,317	883	444	9,095
Repurchase agreement borrowings	-	10,500	-	-	10,500
Operating leases (2)	2,778	5,219	1,969	7,391	17,357
Other liabilities (3)	1,349	2,750	2,927	7,784	14,810
Time deposits with stated maturity dates	327,887	102,171	34,512	-	464,570
Alternative investment unfunded commitment	513	556	300	250	1,619
Total	$436,978	$257,113	$87,591	$23,326	$805,008

(1)  Secured under a combination of a blanket security and specific loan agreements on qualifying assets, principally mortgage loans.

(2)  Represents non-cancelable operating leases for offices and office equipment.

(3)  Consists of estimated benefit payments over the next 10 years to retirees under unfunded nonqualified pension plans.

Other Commitments

The following tables present information indicating various other commitments made by us as of December 31, 2016 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Approved loan commitments (1)	$102,436	$-	$-	$-	$102,436
Unadvanced portion of construction loans	3,873	2,680	3,000	47,571	57,124
Ununsed lines for home equity loans (2)	5,880	23,109	38,385	131,817	199,191
Unused revolving lines of credit	-	-	-	355	355
Unused commercial letters of credit	2,885	835	-	100	3,820
Unused commercial lines of credit	123,053	57,014	7,549	59,006	246,622
Total	$238,127	$83,638	$48,934	$238,849	$609,548

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

Item 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of December 31, 2016 and 2015

(C)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

(G)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 22 of the Notes to Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First Connecticut Bancorp, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of First Connecticut Bancorp, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut

March 13, 2017

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition

	December 31,
	2016	2015
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$44,086	$45,732
Interest bearing deposits with other institutions	3,637	13,407
Total cash and cash equivalents	47,723	59,139
Securities held-to-maturity, at amortized cost	33,061	32,246
Securities available-for-sale, at fair value	103,520	132,424
Loans held for sale	3,270	9,637
Loans (1)	2,547,512	2,361,796
Allowance for loan losses	(21,529)	(20,198)
Loans, net	2,525,983	2,341,598
Premises and equipment, net	18,002	18,565
Federal Home Loan Bank of Boston stock, at cost	16,378	21,729
Accrued income receivable	7,432	6,747
Bank-owned life insurance	51,726	50,618
Deferred income taxes, net	14,795	15,443
Prepaid expenses and other assets	15,665	20,400
Total assets	$2,837,555	$2,708,546
Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,773,807	$1,589,970
Noninterest-bearing	441,283	401,388
	2,215,090	1,991,358
Federal Home Loan Bank of Boston advances	287,057	377,600
Repurchase agreement borrowings	10,500	10,500
Repurchase liabilities	18,867	35,769
Accrued expenses and other liabilities	45,865	47,598
Total liabilities	2,577,379	2,462,825

Commitments and contingencies (Note 23)	-	-

Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 17,947,647 shares issued and 15,897,698 shares outstanding at December 31, 2016 and 17,976,893 shares issued and 15,881,663 shares outstanding at December 31, 2015	181	181
Additional paid-in-capital	184,111	181,997
Unallocated common stock held by ESOP	(10,567)	(11,626)
Treasury stock, at cost (2,049,949 shares at December 31, 2016 and 2,095,230 shares at December 31, 2015)	(30,400)	(30,602)
Retained earnings	123,541	112,933
Accumulated other comprehensive loss	(6,690)	(7,162)
Total stockholders' equity	260,176	245,721
Total liabilities and stockholders' equity	$2,837,555	$2,708,546

(1) Loans include net deferred loan costs of $3.8 million and $4.0 million at December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2016	2015	2014
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$64,612	$61,920	$56,963
Other	19,613	17,584	14,159
Interest and dividends on investments
United States Government and agency obligations	1,620	1,534	949
Other bonds	50	79	259
Corporate stocks	912	741	429
Other interest income	179	26	15
Total interest income	86,986	81,884	72,774
Interest expense
Deposits	11,456	9,372	7,369
Federal Home Loan Bank of Boston advances	3,826	3,449	1,841
Repurchase agreement borrowings	385	448	719
Repurchase liabilities	64	106	151
Total interest expense	15,731	13,375	10,080
Net interest income	71,255	68,509	62,694
Provision for loan losses	2,332	2,440	2,588
Net interest income after provision for loan losses	68,923	66,069	60,106
Noninterest income
Fees for customer services	6,151	5,975	5,488
Gain on sales of investments	-	1,523	-
Net gain on loans sold	3,105	2,492	1,419
Brokerage and insurance fee income	213	215	192
Bank owned life insurance income	1,417	1,672	1,130
Other	1,852	1,570	875
Total noninterest income	12,738	13,447	9,104
Noninterest expense
Salaries and employee benefits	36,983	36,855	34,416
Occupancy expense	4,890	5,115	5,080
Furniture and equipment expense	4,082	4,204	4,342
FDIC assessment	1,603	1,657	1,396
Marketing	2,170	2,149	1,590
Other operating expenses	10,776	11,230	10,224
Total noninterest expense	60,504	61,210	57,048
Income before income taxes	21,157	18,306	12,162
Income tax expense	5,942	5,727	2,827
Net income	$15,215	$12,579	$9,335

Net earnings per share (See Note 3):
Basic	$1.02	$0.84	$0.62
Diluted	1.00	0.83	0.62
Dividends per share	0.31	0.22	0.17

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Net income	$15,215	$12,579	$9,335
Other comprehensive income (loss), before tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(22)	(3,525)	1,831
Less: reclassification adjustment for gains included in net income	-	1,523	-
Net change in unrealized (losses) gains	(22)	(2,002)	1,831
Change related to pension and other postretirement benefit plans	732	986	(5,388)
Other comprehensive income (loss), before tax	710	(1,016)	(3,557)
Income tax expense (benefit)	238	(365)	(1,270)
Other comprehensive income (loss), net of tax	472	(651)	(2,287)
Comprehensive income	$15,687	$11,928	$7,048

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2013	16,457,642	$181	$175,766	$(13,747)	$(22,599)	$96,832	$(4,224)	$232,209
ESOP shares released and committed to be released	-	-	414	1,066	-	-	-	1,480
Cash dividend paid ($0.17 per common share)	-	-	-	-	-	(2,537)	-	(2,537)
Treasury stock acquired	(404,217)	-	-	-	(6,257)	-	-	(6,257)
Stock options exercised	2,100	-	(1)	-	28	-	-	27
Cancellation of shares for tax withholding	(29,206)	-	(440)	-	-	-	-	(440)
Tax benefits from stock-based compensation	-	-	110	-	-	-	-	110
Share based compensation expense	-	-	2,923	-	-	-	-	2,923
Net income	-	-	-	-	-	9,335	-	9,335
Other comprehensive income	-	-	-	-	-	-	(2,287)	(2,287)
Balance at December 31, 2014	16,026,319	181	178,772	(12,681)	(28,828)	103,630	(6,511)	234,563
ESOP shares released and committed to be released	-	-	467	1,055	-	-	-	1,522
Cash dividend paid ($0.22 per common share)	-	-	-	-	-	(3,276)	-	(3,276)
Treasury stock acquired	(147,020)	-	-	-	(2,200)	-	-	(2,200)
Stock options exercised	31,600	-	(14)	-	426	-	-	412
Cancellation of shares for tax withholding	(29,236)	-	(498)	-	-	-	-	(498)
Tax benefits from stock-based compensation	-	-	152	-	-	-	-	152
Share based compensation expense	-	-	3,118	-	-	-	-	3,118
Net income	-	-	-	-	-	12,579	-	12,579
Other comprehensive loss	-	-	-	-	-	-	(651)	(651)
Balance at December 31, 2015	15,881,663	$181	$181,997	$(11,626)	$(30,602)	$112,933	$(7,162)	$245,721
ESOP shares released and committed to be released	-	-	610	1,059	-	-	-	1,669
Cash dividend paid ($0.31 per common share)	-	-	-	-	-	(4,607)	-	(4,607)
Treasury stock acquired	(156,800)	-	-	-	(2,527)	-	-	(2,527)
Stock options exercised	202,081	-	(86)	-	2,729	-	-	2,643
Cancelation of shares for tax withholding	(29,246)	-	(516)	-	-	-	-	(516)
Tax expense from stock-based compensation	-	-	311	-	-	-	-	311
Share based compensation expense	-	-	1,795	-	-	-	-	1,795
Net income	-	-	-	-	-	15,215	-	15,215
Other comprehensive income	-	-	-	-	-	-	472	472
Balance at December 31, 2016	15,897,698	$181	$184,111	$(10,567)	$(30,400)	$123,541	$(6,690)	$260,176

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$15,215	$12,579	$9,335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,332	2,440	2,588
(Reversal of) provision for off-balance sheet commitments	(348)	61	4
Depreciation and amortization	2,316	2,640	3,100
Amortization of ESOP expense	1,669	1,522	1,480
Share based compensation expense	1,795	3,118	2,923
Gain on sale of investments	-	(1,523)	-
Loans originated for sale	(167,377)	(209,997)	(57,069)
Proceeds from the sale of loans held for sale	176,849	205,269	82,129
Loss on disposal of premises and equipment	82	62	6
(Gain) loss on fair value adjustment for mortgage banking derivatives	(46)	(123)	33
Impairment losses on alternative investments	319	144	52
Writedowns on foreclosed real estate	21	50	-
Gain on sale of foreclosed real estate	(9)	(570)	(81)
Net gain on loans sold	(3,105)	(2,492)	(1,419)
Net (accretion) amortization of investment security discounts and premiums	(104)	(65)	(26)
Change in net deferred loan fees and costs	140	(141)	(850)
Increase in accrued income receivable	(685)	(970)	(860)
Deferred income tax	410	1,763	(687)
Increase in cash surrender value of bank-owned life insurance	(1,336)	(1,293)	(1,130)
Decrease (increase) in prepaid expenses and other assets	4,113	(5,562)	(3,919)
(Decrease) increase in accrued expenses and other liabilities	(583)	2,410	7,145
Net cash provided by operating activities	31,668	9,322	42,754
Cash flows from investing activities
Maturities, calls and principal payments of securities held-to-maturity	25,152	24,978	8,759
Maturities, calls and principal payments of securities available-for-sale	172,024	278,288	306,574
Purchases of securities held-to-maturity	(25,967)	(41,000)	(12,000)
Purchases of securities available-for-sale	(143,038)	(223,085)	(341,867)
Loan originations, net of principal repayments	(187,045)	(226,267)	(344,757)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock, net	5,351	(1,944)	(6,649)
Purchase of bank-owned life insurance	-	(10,000)	-
Proceeds from sale of foreclosed real estate	455	2,928	1,296
Proceeds from bank-owned life insurance	228	361	-
Purchases of premises and equipment	(1,835)	(2,394)	(1,360)
Net cash used in investing activities	(154,675)	(198,135)	(390,004)
Cash flows from financing activities
Net (payments on) proceeds from Federal Home Loan Bank of Boston advances	(90,543)	(24,100)	142,700
Decrease in repurchase agreement borrowings	-	(10,500)	-
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	199,952	182,749	192,806
Net increase in time deposits	23,780	75,568	26,734
Net decrease in repurchase liabilities	(16,902)	(13,218)	(1,829)
Stock options exercised	2,643	412	27
Excess tax expense from stock-based compensation	311	152	110
Cancellation of shares for tax withholding	(516)	(498)	(440)
Repurchase of common stock	(2,527)	(2,200)	(6,257)
Cash dividend paid	(4,607)	(3,276)	(2,537)
Net cash provided by financing activities	111,591	205,089	351,314
Net (decrease) increase in cash and cash equivalents	(11,416)	16,276	4,064
Cash and cash equivalents at beginning of period	59,139	42,863	38,799
Cash and cash equivalents at end of period	$47,723	$59,139	$42,863

Supplemental disclosure of cash flow information
Cash paid for interest	$15,703	$13,270	$9,977
Cash paid for income taxes	5,399	4,944	1,502
Loans transferred to other real estate owned	188	2,287	1,217

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. During the year ended December 31, 2016, the Company had repurchased 156,800 of these shares at a cost of $2.5 million. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 600,945 shares remaining available to be repurchased at December 31, 2016.

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

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At December 31, 2016 and 2015, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

Federal Home Loan Bank of Boston Stock

The Company, which is a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”). Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2016 and 2015, no impairment has been recognized.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, installment, commercial, collateral, home equity line of credit, demand, revolving credit and resort. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2016.

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

Home equity line of credit – Loans in this segment include home equity loans and lines of credit underwritten with a loan-to-value ratio generally limited to no more than 80%, including any first mortgage. Our home equity lines of credit have a 9 year 10 month draw period followed by a 20 year amortization period and adjustable rates of interest which are indexed to the prime rate. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at December 31, 2016 and 2015.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $-0- and $279,000 as of December 31, 2016 and 2015, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $4.3 million at December 31, 2016.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Repurchase Liabilities

Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Securities are sold to a counterparty with an agreement to repurchase the same or substantially the same security at a specified price and date. The Company has repurchase agreements with commercial or municipal customers that are offered as a commercial banking service. Customer repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Treasury Bills or other U.S. Government securities. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. The Company does not record transactions of repurchase agreements as sales. The securities underlying the repurchase agreements remain in the available-for-sale investment and held-for-maturity securities portfolios.

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

Stock Incentive Plan

In May 2016, the Company’s shareholders approved the First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The Company has not issued any shares from the 2016 Plan as of December 31, 2016. During August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company applies ASC 718, Compensation – “Stock Compensation”, and has recorded stock-based employee compensation cost using the fair value method. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

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

Segment Reporting

The Company’s only business segment is Community Banking. For the years ended December 31, 2016, 2015 and 2014, this segment represented all the revenues and income of the consolidated group and therefore is the only reported segment as defined by FASB ASC 820, “Segment Reporting”.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Reclassifications

Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current year presentation.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted ASU 2014-15 and it had no impact on its financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for annual years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of ASU 2016-15 on its accounting and disclosures.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $9.5 million and $17.7 million to meet these requirements at December 31, 2016 and 2015, respectively.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2016	2015	2014
(Dollars in thousands, except per share data):

Net income	$15,215	$12,579	$9,335
Less: Dividends to participating shares	(18)	(41)	(55)
Income allocated to participating shares	(61)	(135)	(161)
Net income allocated to common stockholders	$15,136	$12,403	$9,119

Weighted-average shares issued	17,967,464	17,996,918	18,025,893

Less: Average unallocated ESOP shares	(909,652)	(1,005,011)	(1,100,393)
Average treasury stock	(2,150,847)	(2,048,101)	(1,886,168)
Average unvested restricted stock	(85,574)	(217,199)	(357,185)
Weighted-average basic shares outstanding	14,821,391	14,726,607	14,682,147

Plus: Average dilutive shares	374,620	223,047	111,199
Weighted-average diluted shares outstanding	15,196,011	14,949,654	14,793,346

Net earnings per share (1):
Basic	$1.02	$0.84	$0.62
Diluted	$1.00	$0.83	$0.62

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the years ended December 31, 2016, 2015 and 2014, respectively, -0-, 78,500 and 72,250 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

4.	Investment Securities

Investment securities are summarized as follows:

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$19,826	$142	$-	$19,968	$-	$-	$19,968
U.S. Government agency obligations	73,996	67	(352)	73,711	-	-	73,711
Government sponsored residential mortgage-backed securities	3,424	145	-	3,569	-	-	3,569
Corporate debt securities	500	15	-	515	-	-	515
Preferred equity securities	2,000	-	(254)	1,746	-	-	1,746
Marketable equity securities	108	75	(1)	182	-	-	182
Mutual funds	4,071	-	(242)	3,829	-	-	3,829
Total securities available-for-sale	$103,925	$444	$(849)	$103,520	$-	$-	$103,520
Held-to-maturity
U.S. Government agency obligations	$16,000	$-	$-	$16,000	$-	$(83)	$15,917
Government sponsored residential mortgage-backed securities	17,061	-	-	17,061	63	-	17,124
Total securities held-to-maturity	$33,061	$-	$-	$33,061	$63	$(83)	$33,041

	December 31, 2015
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$38,782	$83	$(6)	$38,859	$-	$-	$38,859
U.S. Government agency obligations	82,002	43	(240)	81,805	-	-	81,805
Government sponsored residential mortgage-backed securities	4,958	195	-	5,153	-	-	5,153
Corporate debt securities	1,000	48	-	1,048	-	-	1,048
Preferred equity securities	2,000	-	(368)	1,632	-	-	1,632
Marketable equity securities	108	54	(2)	160	-	-	160
Mutual funds	3,957	-	(190)	3,767	-	-	3,767
Total securities available-for-sale	$132,807	$423	$(806)	$132,424	$-	$-	$132,424
Held-to-maturity
U.S. Government agency obligations	$24,000	$-	$-	$24,000	$28	$(20)	$24,008
Government sponsored residential mortgage-backed securities	8,246	-	-	8,246	103	-	8,349
Total securities held-to-maturity	$32,246	$-	$-	$32,246	$131	$(20)	$32,357

At December 31, 2016, the net unrealized loss on securities available for sale of $405,000, net of a tax benefit of $142,000 or $263,000, is included in accumulated other comprehensive income. At December 31, 2015, the net unrealized loss on securities available for sale of $383,000, net of a tax benefit of $135,000 or $249,000, is included in accumulated other comprehensive income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	December 31, 2016
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	10	$66,644	$(352)	$-	$-	$66,644	$(352)
Preferred equity securities	1	-	-	1,746	(254)	1,746	(254)
Marketable equity securities	1	-	-	6	(1)	6	(1)
Mutual funds	1	-	-	3,830	(242)	3,830	(242)
	13	$66,644	$(352)	$5,582	$(497)	$72,226	$(849)
Held-to-maturity
U.S. Government agency obligations	2	$11,917	$(83)	$-	$-	$11,917	$(83)
Total investment securities in an unrealized loss position	15	$78,561	$(435)	$5,582	$(497)	$84,143	$(932)

	December 31, 2015
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Treasury obligations	4	$19,935	$(6)	$-	$-	$19,935	$(6)
U.S. Government agency obligations	7	56,762	(240)	-	-	56,762	(240)
Preferred equity securities	1	-	-	1,632	(368)	1,632	(368)
Marketable equity securities	1	-	-	5	(2)	5	(2)
Mutual funds	1	-	-	2,768	(190)	2,768	(190)
	14	$76,697	$(246)	$4,405	$(560)	$81,102	$(806)
Held-to-maturity
U.S. Government agency obligations	1	$6,980	$(20)	$-	$-	$6,980	$(20)
Total investment securities in an unrealized loss position	15	$83,677	$(266)	$4,405	$(560)	$88,082	$(826)

Management believes that no individual unrealized loss as of December 31, 2016 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses greater than twelve months as of December 31, 2016:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at December 31, 2016.

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at December 31, 2016.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the years ended December 31, 2016, 2015 and 2014.

There were gross realized gains on sales of securities available-for-sale totaling $-0-, $1.5 million and $-0- for the years ended December 31, 2016, 2015 and 2014, respectively

As of December 31, 2016 and 2015, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $102.4 million and $112.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at December 31, 2016 and 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$33,475	$33,490	$-	$-
Due after one year through five years	60,847	60,704	16,000	15,917
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	3,424	3,569	17,061	17,124
	$97,746	$97,763	$33,061	$33,041

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$54,499	$54,511	$-	$-
Due after one year through five years	67,285	67,201	24,000	24,008
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	4,958	5,153	8,246	8,349
	$126,742	$126,865	$32,246	$32,357

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $16.4 million and $21.7 million of FHLBB capital stock at December 31, 2016 and 2015, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at December 31, 2016. Capital adequacy, credit ratings, the value of the stock, overall financial condition of the FHLB system and FHLBB as well as current economic factors were analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired at December 31, 2016.

Alternative Investments

Alternative investments, which totaled $2.2 million and $2.5 million at December 31, 2016 and 2015, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at December 31, 2016. The Company recognized a $319,000, $144,000 and $51,000 other-than-temporary impairment charge on its limited partnerships for the years ended December 31, 2016, 2015 and 2014, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $179,000, $26,000 and $75,000 for the years ended December 31, 2016, 2015 and 2014, respectively. See a further discussion of fair value in Note 16 - Fair Value Measurements. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of December 31, 2016.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	December 31,	December 31,
	2016	2015
(Dollars in thousands)
Real estate:
Residential	$907,946	$849,722
Commercial	979,370	887,431
Construction	49,679	30,895
Installment	3,174	2,970
Commercial	430,539	409,550
Collateral	1,614	1,668
Home equity line of credit	170,786	174,701
Revolving credit	72	91
Resort	488	784
Total loans	2,543,668	2,357,812
Net deferred loan costs	3,844	3,984
Loans	2,547,512	2,361,796
Allowance for loan losses	(21,529)	(20,198)
Loans, net	$2,525,983	$2,341,598

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Changes in the allowance for loan losses by segments are as follows:

	For the Year Ended December 31, 2016
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$4,084	$(327)	$2	$375	$4,134
Commercial	10,255	-	-	876	11,131
Construction	231	(18)	-	212	425
Installment	39	(3)	-	5	41
Commercial	4,119	(410)	10	681	4,400
Collateral	-	(10)	-	10	-
Home equity line of credit	1,470	(13)	-	(59)	1,398
Revolving credit	-	(265)	33	232	-
Resort	-	-	-	-	-
	$20,198	$(1,046)	$45	$2,332	$21,529

	For the Year Ended December 31, 2015
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$4,382	$(295)	$112	$(115)	$4,084
Commercial	8,949	(213)	-	1,519	10,255
Construction	478	-	-	(247)	231
Installment	41	(39)	-	37	39
Commercial	3,250	(318)	6	1,181	4,119
Collateral	-	-	-	-	-
Home equity line of credit	1,859	(238)	-	(151)	1,470
Revolving credit	-	(246)	29	217	-
Resort	1	-	-	(1)	-
	$18,960	$(1,349)	$147	$2,440	$20,198

	For the Year Ended December 31, 2014
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$3,647	$(701)	$58	$1,378	$4,382
Commercial	8,253	(93)	1	788	8,949
Construction	1,152	-	-	(674)	478
Installment	48	(4)	-	(3)	41
Commercial	3,746	(1,066)	84	486	3,250
Collateral	-	-	-	-	-
Home equity line of credit	1,465	(106)	-	500	1,859
Revolving credit	-	(133)	18	115	-
Resort	3	-	-	(2)	1
	$18,314	$(2,103)	$161	$2,588	$18,960

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table lists the allocation of the allowance by impairment methodology and by loan segment at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$12,778	$145	$12,377	$139
Commercial	12,363	14	16,152	26
Construction	4,532	-	4,719	-
Installment	219	7	259	8
Commercial	2,029	112	6,023	361
Collateral	-	-	-	-
Home equity line of credit	1,864	-	703	-
Revolving credit	-	-	-	-
Resort	488	-	784	-
	34,273	278	41,017	534

Loans collectively evaluated for impairment:
Real estate:
Residential	$900,352	$3,989	$841,921	$3,945
Commercial	965,718	11,117	870,757	10,229
Construction	45,147	425	26,176	231
Installment	2,948	34	2,695	31
Commercial	428,466	4,288	403,473	3,758
Collateral	1,614	-	1,668	-
Home equity line of credit	168,922	1,398	173,998	1,470
Revolving credit	72	-	91	-
Resort	-	-	-	-
	2,513,239	21,251	2,320,779	19,664
Total	$2,547,512	$21,529	$2,361,796	$20,198

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following is a summary of loan delinquencies at recorded investment values at December 31, 2016 and 2015:

	December 31, 2016
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	10	$1,226	6	$1,529	23	$7,979	39	$10,734	$-
Commercial	1	193	-	-	1	888	2	1,081	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Installment	-	-	1	23	-	-	1	23	-
Commercial	1	54	-	-	3	319	4	373	-
Collateral	6	44	-	-	-	-	6	44	-
Home equity line of credit	-	-	2	85	3	377	5	462	-
Demand	1	22	-	-	-	-	1	22	-
Revolving credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	19	$1,539	9	$1,637	31	$14,095	59	$17,271	$-

	December 31, 2015
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	18	$3,379	5	$863	15	$6,304	38	$10,546	$-
Commercial	2	318	-	-	1	994	3	1,312	-
Construction	-	-	-	-	1	187	1	187	-
Installment	3	38	-	-	-	-	3	38	-
Commercial	4	153	-	-	2	1,752	6	1,905	-
Collateral	7	68	-	-	1	10	8	78	-
Home equity line of credit	3	280	2	360	2	210	7	850	-
Demand	1	29	-	-	-	-	1	29	-
Revolving credit	-	-	-	-	-	-	-	-	-
Resort	-	-	-	-	-	-	-	-	-
Total	38	$4,265	7	$1,223	22	$9,457	67	$14,945	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans:
Real estate:
Residential	$9,846	$9,773
Commercial	976	1,106
Construction	4,532	187
Installment	20	32
Commercial	1,301	3,232
Collateral	24	10
Home equity line of credit	862	573
Revolving credit	-	-
Resort	-	-
Total nonaccruing loans	17,561	14,913
Loans 90 days past due and still accruing	-	-
Other real estate owned	-	279
Total nonperforming assets	$17,561	$15,192

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,046	$12,833	$-	$11,530	$12,878	$-
Commercial	9,496	9,636	-	13,233	13,303	-
Construction	4,532	4,532	-	4,719	4,965	-
Installment	194	212	-	202	202	-
Commercial	1,784	2,027	-	3,921	4,066	-
Collateral	-	-	-	-	-	-
Home equity line of credit	1,864	1,909	-	703	719	-
Revolving credit	-	-	-	-	-	-
Resort	488	488	-	784	784	-
Total	29,404	31,637	-	35,092	36,917	-

Impaired loans with a valuation allowance:
Real estate:
Residential	1,732	1,796	145	847	881	139
Commercial	2,867	2,867	14	2,919	2,919	26
Construction	-	-	-	-	-	-
Installment	25	25	7	57	72	8
Commercial	245	894	112	2,102	2,457	361
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Revolving credit	-	-	-	-	-	-
Resort	-	-	-	-	-	-
Total	4,869	5,582	278	5,925	6,329	534
Total impaired loans	$34,273	$37,219	$278	$41,017	$43,246	$534

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table summarizes average recorded investment and interest income recognized on impaired loans:

	For the Year Ended December 31,
	2016		2015		2014
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,273	$94	$10,621	$112	$6,727	$88
Commercial	11,916	511	13,674	575	15,159	705
Construction	4,672	69	4,719	138	1,320	138
Installment	209	12	238	14	198	13
Commercial	2,017	35	4,182	110	3,791	140
Collateral	-	-	-	-	-	-
Home equity line of credit	1,708	27	928	4	684	2
Revolving credit	-	-	-	-	-	-
Resort	574	22	827	26	-	-
Total	32,369	770	35,189	979	27,879	1,086

Impaired loans with a valuation allowance:
Real estate:
Residential	1,097	43	1,037	35	5,592	41
Commercial	2,887	140	3,504	158	4,765	137
Construction	-	-	-	-	-	-
Installment	25	1	35	1	29	1
Commercial	792	3	1,682	15	2,378	74
Collateral	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-
Revolving credit	-	-	-	-	-	-
Resort	-	-	-	-	1,035	35
Total	4,801	187	6,258	209	13,799	288
Total impaired loans	$37,170	$957	$41,447	$1,188	$41,678	$1,374

There was no interest income recognized on a cash basis method of accounting for the years ended December 31, 2016, 2015 and 2014.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at December 31, 2016 and 2015:

	December 31, 2016
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	15	$2,581	9	$4,433	24	$7,014
Commercial	2	3,333	-	-	2	3,333
Construction	-	-	1	4,532	1	4,532
Installment	4	198	1	20	5	218
Commercial	3	485	6	1,047	9	1,532
Collateral	-	-	-	-	-	-
Home equity line of credit	8	1,075	1	58	9	1,133
Revolving credit	-	-	-	-	-	-
Resort	1	488	-	-	1	488
Total	33	$8,160	18	$10,090	51	$18,250

	December 31, 2015
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	14	$2,242	11	$5,557	25	$7,799
Commercial	4	6,664	-	-	4	6,664
Construction	1	4,532	1	187	2	4,719
Installment	4	227	2	32	6	259
Commercial	6	2,350	8	1,482	14	3,832
Collateral	-	-	-	-	-	-
Home equity line of credit	3	153	-	-	3	153
Revolving credit	-	-	-	-	-	-
Resort	1	784	-	-	1	784
Total	33	$16,952	22	$7,258	55	$24,210

The recorded investment balance of TDRs were $18.3 million and $24.2 million at December 31, 2016 and 2015, respectively. TDRs on accrual status were $8.2 million and $17.0 million while TDRs on nonaccrual status were $10.1 million and $7.3 million at December 31, 2016 and 2015, respectively. At December 31, 2016, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At December 31, 2016 and 2015, the allowance for loan losses included specific reserves of $160,000 and $340,000 related to TDRs, respectively. For the years ended December 31, 2016 and 2015, the Bank had charge-offs totaling $272,000 and $296,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $369,000 and $272,000 at December 31, 2016 and 2015, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate
Residential	2	$279	$278
Construction	1	4,532	4,532
Home equity line of credit	6	985	980
Total	9	$5,796	$5,790

	For the Year Ended December 31, 2015
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate
Residential	8	$1,549	$1,520
Commercial	1	493	483
Installment	1	44	40
Commercial	3	133	128
Home equity line of credit	3	153	153
Total	16	$2,372	$2,324

	For the Year Ended December 31, 2014
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate:
Residential	10	$1,814	$1,744
Construction	1	4,532	4,532
Installment	2	56	55
Commercial	4	3,763	3,130
Total	17	$10,165	$9,461

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate:
Residential	2	$-	$-	$-	$278	$278
Construction	1	-	-	-	4,532	4,532
Home equity line of credit	6	-	-	-	980	980
Total	9	$-	$-	$-	$5,790	$5,790

	For the Year Ended December 31, 2015
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate:
Residential	8	$-	$-	$-	$1,520	$1,520
Commercial	1	-	-	-	483	483
Installment	1	-	-	-	40	40
Commercial	3	-	-	33	95	128
Home equity line of credit	3	-	-	-	153	153
Total	16	$-	$-	$33	$2,291	$2,324

	For the Year Ended December 31, 2014
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate:
Residential	10	$-	$-	$224	$1,520	$1,744
Construction	1	4,532	-	-	-	4,532
Installment	2	39	-	-	16	55
Commercial	4	2,009	-	-	1,121	3,130
Total	17	$6,580	$-	$224	$2,657	$9,461

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. The following loans defaulted during the twelve month period preceding the modification date during the years ended December 31, 2016, 2015 and 2014.

	For the Year Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate:
Residential	-	$-	1	$314	2	$662
Commercial	-	-	-	-	-	-
Installment	-	-	1	31	-	-
Commercial	-	-	-	-	2	69
Home equity line of credit	-	-	-	-	-	-
Total	-	$-	2	$345	4	$731

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2016 and 2015:

	December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$896,861	$852	$10,233	$-	$907,946
Commercial	968,109	1,991	9,270	-	979,370
Construction	45,147	-	4,532	-	49,679
Installment	3,107	24	43	-	3,174
Commercial	413,900	3,914	12,725	-	430,539
Collateral	1,590	-	24	-	1,614
Home equity line of credit	169,834	83	869	-	170,786
Revolving credit	72	-	-	-	72
Resort	488	-	-	-	488
Total Loans	$2,499,108	$6,864	$37,696	$-	$2,543,668

	December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$838,314	$1,154	$10,254	$-	$849,722
Commercial	867,531	10,861	9,039	-	887,431
Construction	26,176	-	4,719	-	30,895
Installment	2,886	52	32	-	2,970
Commercial	390,719	10,354	8,311	166	409,550
Collateral	1,647	-	21	-	1,668
Home equity line of credit	173,879	229	593	-	174,701
Revolving credit	91	-	-	-	91
Resort	784	-	-	-	784
Total Loans	$2,302,027	$22,650	$32,969	$166	$2,357,812

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $4.8 million and $4.4 million at December 31, 2016 and 2015, respectively, and the balance is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $6.2 million and $5.0 million at December 31, 2016 and 2015, respectively. Total loans sold with servicing rights retained were $141.1 million, $165.5 million and $67.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net gain on loans sold totaled $3.1 million, $2.5 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in the accompanying Consolidated Statements of Income.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition, totaled $540.4 million, $457.5 million and $335.2 million at December 31, 2016, 2015 and 2014, respectively. Loan servicing fees for others totaling $1.2 million, $932,000 and $781,000 for the years ended December 31, 2016, 2015 and 2014, respectively, are included as a component of other noninterest income in the accompanying Consolidated Statements of Income.

7.	Premises and Equipment

The following is a summary of the premises and equipment accounts:

	As of December 31,
	2016	2015
(Dollars in thousands)
Land	$1,326	$1,326
Premises and leasehold improvements	19,717	19,314
Furniture and equipment	15,253	15,280
Software	4,959	4,846
	41,255	40,766
Less: accumulated depreciation and amortization	(23,253)	(22,201)
	$18,002	$18,565

For the years ended December 31, 2016, 2015 and 2014 depreciation and amortization expense was $2.3 million, $2.6 million and $3.1 million, respectively.

8.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at December 31, 2016 and 2015. The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $55.0 million and $45.0 million which were undrawn at December 31, 2016 and 2015, respectively. The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2017. The line was undrawn at December 31, 2016 and 2015. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

FHLBB advances totaled $287.1 million and $377.6 million at December 31, 2016 and 2015, respectively. Advances from the FHLBB are collateralized by first residential and commercial mortgages and home equity lines of credit with an estimated eligible collateral value of $1.4 billion and $1.3 billion at December 31, 2016 and 2015, respectively. The Company had available borrowings of $544.7 million and $407.8 million at December 31, 2016 and 2015, respectively, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $83.5 million and $63.0 million at December 31, 2016 and 2015, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

FHLBB advances and the weighted average interest rates at December 31, 2016 and 2015 consist of the following:

	December 31,
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
2016	$-	-%	$157,000	0.46%
2017	101,000	0.95	35,000	1.23
2018	50,000	1.53	50,000	1.53
2019	81,600	1.74	81,600	1.74
2020	40,000	1.75	40,000	1.75
2021	7,000	2.11	-	-
Thereafter	7,457	1.59	14,000	1.90
	$287,057	1.43%	$377,600	1.14%

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $64.2 million and $63.2 million on an overnight basis at December 31, 2016 and 2015, respectively, and was undrawn as of December 31, 2016 and 2015. The funding arrangement was collateralized by $128.7 million and $136.6 million in pledged commercial real estate loans as of December 31, 2016 and 2015, respectively.

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities and cash with a fair value of $11.3 million and $11.3 million at December 31, 2016 and 2015, respectively. Outstanding borrowings totaled $10.5 million at December 31, 2016 and 2015.

Outstanding borrowings are as follows:

(Dollars in thousands)			December 31,
Advance Date	Interest Rate	Maturity Date	2016	2015

March 13, 2008	3.34%	3/13/2018	$6,000	$6,000
March 13, 2008	3.93%	3/13/2018	4,500	4,500
			$10,500	$10,500

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $18.9 million and $35.8 million at December 31, 2016 and 2015, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $30.2 million and $40.4 million as of and December 31, 2016 and 2015, respectively.

9.	Deposits

Deposit balances and weighted average interest rates at December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016		2015
	Amount	Rate	Amount	Rate
(Dollars in thousands)
Noninterest-bearing demand deposits	$441,283		$401,388
Interest-bearing
NOW accounts	542,764	0.30%	468,054	0.29%
Money market	532,681	0.80%	460,737	0.79%
Savings accounts	233,792	0.11%	220,389	0.11%
Time deposits	464,570	1.18%	440,790	1.03%
Total interest-bearing deposits	1,773,807	0.67%	1,589,970	0.61%
Total deposits	$2,215,090		$1,991,358

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. The Company also has established a relationship for brokered deposits. There were brokered deposits totaling $43.2 million and $44.3 million at December 31, 2016 and 2015, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $99.8 million and $89.6 million at December 31, 2016 and 2015, respectively.

Contractual maturities of time deposits are as follows:

	As of December 31,
	2016	2015
(Dollars in thousands)
Less than one year	$327,887	$267,748
One to two years	70,187	106,002
Two to three years	31,984	28,245
Three to four years	15,838	23,228
Four to five years	18,674	15,567
	$464,570	$440,790

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Interest expense on deposits are as follows:

	For the Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
NOW accounts	$1,544	$1,351	$976
Money market	4,119	3,592	3,112
Savings accounts	241	226	205
Time deposits	5,552	4,203	3,076
Total interest expense	$11,456	$9,372	$7,369

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$25,175	$26,923	$2,899	$3,224
Service cost	-	-	56	75
Interest cost	1,051	1,036	119	127
Actuarial loss (gain)	512	(1,689)	(414)	(442)
Benefits paid	(1,105)	(1,095)	(92)	(85)
Benefit obligation at end of year	25,633	25,175	2,568	2,899

Change in plan assets:
Fair value of plan assets at beginning of year	19,023	19,271	-	-
Actual return on plan assets	1,292	(379)	-	-
Employer contributions	226	1,226	92	85
Benefits paid	(1,105)	(1,095)	(92)	(85)
Fair value of plan assets at end of year	19,436	19,023	-	-

Funded status recognized in the statements of condition	$(6,197)	$(6,152)	$(2,568)	$(2,899)
Accumulated benefit obligation	$(25,633)	$(25,175)

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized as a component of net period benefit cost as of December 31, 2016 and 2015:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
(Dollars in thousands)
Prior service cost	$-	$-	$121	$155
Actuarial (loss) gain	(6,792)	(7,044)	244	(24)
Unrecognized components of net periodic benefit cost in accumulated other comprehensive loss, net of tax	$(6,792)	$(7,044)	$365	$131

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables set forth the components of net periodic pension and benefit costs for the pension plans and other postretirement plans and other amounts recognized in accumulated other comprehensive loss for the retirement plans and post retirement plans for the years ended December 31, 2016, 2015 and 2014:

	Pension Plans
	Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$-	$-	$-
Interest cost	1,051	1,036	1,022
Expected return on plan assets	(1,113)	(1,448)	(1,339)
Amortization of unrecognized prior service cost	-	-	-
Recognized net actuarial loss	704	709	306
Curtailment charge	-	-	-
Net periodic pension cost	642	297	(11)

Change in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (1)	335	138	5,683
Amortization of net loss	(704)	(709)	(306)
Amortization of prior service cost	-	-	-
Curtailment charge	-	-	-
Total recognized in other comprehensive income	(369)	(571)	5,377
Total recognized in net periodic pension cost and other comprehensive income	$273	$(274)	$5,366

(1)	For the year ended December 31, 2014, the increase in loss was primarily due to the mortality tables being updated from IRS 2013 Combined Static Mortality to SOA RP-2014 Total Dataset Mortality with Scale MP-2014, which better reflected the overall mortality trend in private pension plans in the U.S. and a change in the discount rate.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

	Other Postretirement Benefits
	Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$56	$75	$60
Interest cost	119	127	146
Recognized net loss	-	21	18
Amortization of unrecognized prior service cost	(50)	(50)	(50)
Curtailment charge	-	-	-
Net periodic pension cost	125	173	174

Change in plan assets and benefit obligations recognized in other comprehensive income:
Net gain	(414)	(442)	(45)
Amortization of prior service cost	-	-	-
Amortization of net loss	-	(21)	(18)
Change in prior service costs	50	50	50
Total recognized in other comprehensive income	(364)	(413)	(13)
Total recognized in net periodic pension cost and other comprehensive income	$(239)	$(240)	$161

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(Dollars in thousands)	Pension Plans	Other Post Retirement Benefits
Prior service cost (credit)	$-	$(50)
Actuarial loss (gain)	684	(8)

Assumptions

The following table presents the significant actuarial assumptions used in preparing the required disclosures:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2016	2015	2016	2015

Weighted-average assumptions used to determine funding status:
Discount rate (1)	4.08%	4.35%	4.05%	4.20%
Rate of compensation increase * (2)	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic pension costs:
Discount rate	4.35%	3.95%	4.20%	3.85%
Expected return on plan assets (2)	6.00%	6.00%	n/a	n/a
Rate of compensation increase * (2)	n/a	n/a	n/a	n/a

(1)	Weighted average discount rate for the supplemental retirement plan was 3.55% and 3.80% for the years ended December 31, 2016 and 2015, respectively.

(2)	Rates not applicable to the supplemental retirement plan.

*	The compensation rate increase is not applicable after the Pension Plan freeze on February 28, 2013.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Health Care Trend Assumptions

	At December 31,
	2016	2015

Health care cost trend rate assumed for next year	8.50%	9.50%
Rate that the cost trend rate gradually declines to	4.75%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2023

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Effect of a Change in the Health Care Cost Trend Rates
	2016		2015
	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease
(Dollars in thousands)
Effect on total of service and interest components	$10	$(8)	$11	$(10)
Effect on postretirement benefit obligation	175	(150)	233	(198)

Discount Rate

The plan’s projected benefit obligation cash flows were discounted to December 31, 2016 based on the spot rates from the “Above the Median” Citigroup Pension Discount Curve.  The discount rate model produced a single weighted average discount rate of 4.08% that when used to discount the same plan benefit cash flows, resulted in the same aggregate present value.

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

The fair value of the Company’s pension plan assets at December 31, 2016 and 2015 by asset category are listed in the tables below:

	December 31, 2016
	Investments at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Mutual funds:
Fixed income	$5,719	$-	$-	$5,719
Equity	5,667	-	-	5,667
Pooled separate accounts measured at net asset value (1)
Equity separate account (2)				6,944
Money market separate account (3)				385
High yield separate account (4)				721
	$11,386	$-	$-	$19,436

	December 31, 2015
	Investments at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Mutual funds:
Fixed income	$6,659	$-	$-	$6,659
Equity	5,522	-	-	5,522
Pooled separate accounts measured at net asset value (1)
Equity separate account (2)				6,136
Money market separate account (3)				3
High yield separate account (4)				703
	$12,181	$-	$-	$19,023

(1) -	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at end of year.
(2) -	Primarily invests in common stocks of companies with large market capitalization.
(3) -	Invests in high quality, short-term money market instruments.
(4) -	Invests in below investment grade bonds, bank loans and securities of foreign issuers.

Pooled Separate Accounts (PSA): Valued at its NAV as a practical expedient based on the market value of its underlying investments. If there is no readily available market, its value is the fair value of the underlying investments held in such PSA as determined by the custodian using generally accepted accounting practices and applicable law. The Company has the ability to redeem its PSA investments at NAV on a daily basis.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

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

The Company’s qualified defined benefit pension plan’s weighted-average asset allocations and the Plan’s long-term allocation structure by asset category are as follows:

	Actual Percentage of Fair Value
	At December 31,		Target
	2016	2015	Allocation
Cash	5%	6%	5-15%
Equity funds	60%	58%	30-70%
Fixed income funds	35%	36%	30-70%
Total	100%	100%

Expected Contributions

The Company makes contributions to its funded qualified defined benefit plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets and the present value of the benefit obligation of the plan. The Company expects to make a $1.5 million contribution to the qualified defined benefit plan for the year ended December 31, 2017. Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2017 is equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

Expected Benefit Payments

The following is a summary of benefit payments expected to be paid by the non-contributory defined benefit pension plans (dollars in thousands):

2017	$1,218
2018	1,214
2019	1,273
2020	1,313
2021	1,338
Years 2022 - 2026	7,043
$13,399

The following is a summary of benefit payments expected to be paid by the medical, dental and life insurance plan (dollars in thousands):

2017	$131
2018	129
2019	134
2020	138
2021	138
Years 2022 - 2026	741
$1,411

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

401(k) Plan

Employees who have completed six months of service and have attained the age of 21 are eligible to participate in the Company’s defined contribution savings plan (“401(k) plan”). Eligible employees may contribute an unlimited amount (not to exceed IRS limits) of their compensation. The Company may make a qualified non-elective contribution in an amount equal to 3% of the participant’s compensation. Contributions by the Company for the years ended December 31, 2016, 2015 and 2014 were $682,000, $814,000 and $763,000 respectively. There were no discretionary employer contributions made for the years ended December 31, 2016, 2015 and 2014.

Supplemental Plans

The Company has entered into agreements with certain current and retired executives to provide supplemental retirement benefits. The present values of these future payments, not included in the previous table, are included in accrued expenses and other liabilities in the Statements of Financial Condition. As of December 31 2016 and 2015, the accrued supplemental retirement liability was $4.7 million and $3.9 million, respectively. For the years ended December 31, 2016, 2015 and 2014 net expense for these supplemental retirement benefits were $850,000, $712,000 and $703,000, respectively.

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At December 31, 2016, the loan had an outstanding balance of $11.1 million and an interest rate of 4.75%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $1.7 million, $1.5 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Shares held by the ESOP include the following as of December 31, 2016:

Allocated	476,805
Committed to be released	95,361
Unallocated	858,250
1,430,416

The fair value of unallocated ESOP shares was $19.4 million at December 31, 2016.

11.	Stock Incentive Plans

In May 2016, the Company’s shareholders approved the First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for a total of 300,000 shares of common stock for issuance upon the grant or exercise of awards. The Company has not issued any shares from the 2016 Plan as of December 31, 2016.

In August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for a total of 2,503,228 shares of common stock for issuance upon the grant or exercise of awards. The Plan allows for the granting of 1,788,020 non-qualified stock options and 715,208 shares of restricted stock.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

In accordance with generally accepted accounting principles for Share-Based Payments, the Company expenses the fair value of all share-based compensation grants over the requisite service periods. Under the 2012 Plan, stock options granted vested 20% immediately and will vest 20% at each annual anniversary of the grant date and expire ten years after grant date. The Company recognizes compensation expense for the fair values of these awards, which vest on a straight-line basis over the requisite service period of the awards. Restricted shares granted vested 20% immediately and vested 20% at each annual anniversary of the grant date through 2016. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the Consolidated Statements of Income. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $1.8 million, $3.1 million and $2.9 million of share-based compensation expense, respectively, comprised of $746,000, $1.3 million and $1.2 million of stock option expense, respectively and $1.0 million, $1.8 million and $1.7 million of restricted stock expense, respectively. Expected future compensation expense relating to the 49,150 non-vested options outstanding at December 31, 2016, is $131,000 over the remaining weighted-average period of 2.14 years.

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

Weighted-average assumptions for the year ended December 31, 2016 and 2015:

	2016	2015
Weighted per share average fair value of options granted	$3.00	$3.33
Weighted-average assumptions:
Risk-free interest rate	1.53%	1.61%
Expected volatility	22.88%	24.97%
Expected dividend yield	2.13%	1.99%
Weighted-average dividend yield	1.91 - 2.25%	1.50% - 2.35%
Expected life of options granted	6.0 years	6.0 years

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following is a summary of the Company’s stock option activity and related information for its option grants for the year ended December 31, 2016.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,656,157	$13.11
Granted	9,000	16.52
Exercised	(202,081)	13.07
Forfeited	(2,700)	14.59
Expired	-	-
Outstanding at December 31, 2016	1,460,376	$13.14	5.82	$13,879

Exercisable at December 31, 2016	1,411,226	$13.04	5.74	$13,561

The total intrinsic value of options exercised during the year ended December 31, 2016 was $1.1 million.

The following is a summary of the status of the Company’s restricted stock for the year ended December 31, 2016.

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	126,290	$12.95
Granted	-	-
Vested	(126,290)	12.95
Forfeited	-	-
Unvested at December 31, 2016	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

12.	Derivative Financial Instruments

Non-Hedge Accounting Derivatives/Non-designated Hedges:

The Company does not use derivatives for trading or speculative purposes. Interest rate swap derivatives not designated as hedges are offered to certain qualifying commercial customers and to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting definition under FASB ASC 815, “Derivatives and Hedging”. The interest rate swap agreements enable these customers to synthetically fix the interest rate on variable interest rate loans. The customers pay a variable rate and enter into a fixed rate swap agreement with the Company. The credit risk associated with the interest rate swap derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to the Company’s normal credit policies. The Company obtains collateral, if needed, based upon its assessment of the customers’ credit quality. Generally, interest rate swap agreements are offered to “pass” rated customers requesting long-term commercial loans or commercial mortgages in amounts generally of at least $1.0 million. The interest rate swap agreement with our customers is cross-collateralized by the loan collateral. The interest rate swap agreements do not have any embedded interest rate caps or floors.

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of December 31, 2016, the Company maintained a cash balance of $2.0 million with a correspondent bank to collateralize its position. The Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of December 31, 2016.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		December 31, 2016			December 31, 2015
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	51	$242,351	$7,095	60	$257,693	$10,564

Commercial loan customer interest rate swap position	Other Liabilities	33	148,097	(4,502)	6	23,411	(78)

Counterparty interest rate swap position	Other Liabilities	84	390,448	(2,687)	66	281,104	(10,599)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying Consolidated Statements of Income as follows:

	Years Ended December 31,
	2016			2015			2014
	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(5,750)	$(3,469)	$(9,219)	$(5,301)	$3,397	$(1,904)	$(3,704)	$3,929	$225

Counterparty interest rate swap position	5,750	3,469	9,219	5,301	(3,397)	1,904	3,704	(3,929)	(225)
Total	$-	$-	$-	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2016, the notional amount of outstanding rate locks totaled approximately $15.5 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $16.9 million, which included mandatory forward commitments totaling approximately $11.4 million at December 31, 2016. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

13.	Offsetting of Financial Assets and Liabilities

The following tables present the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of December 31, 2016 and 2015, disaggregated by the class of collateral pledged.

	December 31, 2016				December 31, 2015
	Remaining Contractual Maturity of the Agreements				Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S. Government agency obligations	$-	$-	$6,000	$6,000	$-	$-	$6,000	$6,000
Government sponsored residential mortgage-backed securities	-	-	4,500	4,500	-	-	4,500	4,500
Total repurchase agreement borrowings	-	-	10,500	10,500	-	-	10,500	10,500
Repurchase liabilities
U.S. Government agency obligations	18,867	-	-	18,867	35,769	-	-	35,769
Total repurchase liabilities	18,867	-	-	18,867	35,769	-	-	35,769
Total	$18,867	$-	$10,500	$29,367	$35,769	$-	$10,500	$46,269

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables present the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at December 31, 2016 and 2015:

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,095	$-	$7,095	$-	$-	$2,000	$5,095
Total	$7,095	$-	$7,095	$-	$-	$2,000	$5,095

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,189	$-	$7,189	$-	$-	$2,000	$5,189
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$17,689	$-	$17,689	$-	$10,500	$2,000	$5,189

	December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,564	$-	$10,564	$-	$-	$10,564	$-
Total	$10,564	$-	$10,564	$-	$-	$10,564	$-

	December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,677	$-	$10,677	$-	$-	$10,677	$-
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$21,177	$-	$21,177	$-	$10,500	$10,677	$-

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

	December 31,	December 31,
	2016	2015
(Dollars in thousands)
Approved loan commitments	$102,436	$46,144
Unadvanced portion of construction loans	57,124	44,457
Unused lines for home equity loans	199,191	204,983
Unused revolving lines of credit	355	365
Unused commercial letters of credit	3,820	3,558
Unused commercial lines of credit	246,622	187,819
	$609,548	$487,326

Financial instruments with off-balance sheet risk had a valuation allowance of $153,000 and $501,000 as of December 31, 2016 and 2015, respectively.

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

At December 31, 2016 and 2015, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the years ended December 31, 2016 and 2015.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, preferred equity securities and marketable equity securities. Level 2 securities include U.S. treasury obligations, U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, trust preferred debt securities, and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at December 31, 2016 and 2015.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a gain (loss) of $46,000, $123,000 and ($33,000) for the years ended December 31, 2016, 2015 and 2014, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables detail the financial instruments carried at fair value on a recurring basis as of December 31, 2016 and 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$19,968	$-	$19,968	$-
U.S. Government agency obligations	73,711	-	73,711	-
Government sponsored residential mortgage-backed securities	3,569	-	3,569	-
Corporate debt securities	515	-	515	-
Preferred equity securities	1,746	1,746	-	-
Marketable equity securities	182	182	-	-
Mutual funds	3,829	-	3,829	-
Securities available-for-sale	103,520	1,928	101,592	-
Interest rate swap derivative	7,095	-	7,095	-
Derivative loan commitments	95	-	-	95
Forward loan sales commitments	88	-	-	88
Total	$110,798	$1,928	$108,687	$183

Liabilities
Interest rate swap derivative	$7,189	$-	$7,189	$-
Total	$7,189	$-	$7,189	$-

	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$38,859	$21,996	$16,863	$-
U.S. Government agency obligations	81,805	-	81,805	-
Government sponsored residential mortgage-backed securities	5,153	-	5,153	-
Corporate debt securities	1,048	-	1,048	-
Preferred equity securities	1,632	1,632	-	-
Marketable equity securities	160	160	-	-
Mutual funds	3,767	-	3,767	-
Securities available-for-sale	132,424	23,788	108,636	-
Interest rate swap derivative	10,564	-	10,564	-
Derivative loan commitments	207	-	-	207
Total	$143,195	$23,788	$119,200	$207

Liabilities
Interest rate swap derivative	$10,677	$-	$10,677	$-
Forward loan sales commitments	70	-	-	70
Total	$10,747	$-	$10,677	$70

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Balance, at beginning of year	$137	$14	$47
Total realized gain (loss):
Included in earnings	46	123	(33)
Balance, at the end of year	$183	$137	$14

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at December 31, 2016 and 2015:

December 31, 2016
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$183	Adjusted quoted prices in active markets	Embedded servicing value	1.33%

December 31, 2015
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$137	Adjusted quoted prices in active markets	Embedded servicing value	1.28%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2016			December 31, 2015
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$3,727	$-	$-	$4,225
Other real estate owned	-	-	-	-	-	279

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

Impaired Loans: Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria. As appraisals on impaired loans are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of December 31, 2016 and 2015.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. As appraisals on foreclosed real estate are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of December 31, 2016.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2016 and 2015:

December 31, 2016
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$3,727	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

December 31, 2015
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$4,225	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%
Other real estate owned	$279	Appraisals	Discount for costs to sell	8% - 15%	11.50%
			Discount for condition	10% - 30%	20.00%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.2 million and $2.5 million at December 31, 2016 and 2015, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company recognized a $319,000, $144,000 and $51,000 other-than-temporary impairment charge on its limited partnerships for the years ended December 31, 2016, 2015 and 2014, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $179,000, $26,000 and $75,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of December 31, 2016.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and 2015. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		December 31, 2016		December 31, 2015
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$33,061	$33,041	$32,246	$32,357
Securities available-for-sale	See previous table	103,520	103,520	132,424	132,424
Loans	Level 3	2,547,512	2,515,906	2,361,796	2,336,293
Loans held-for-sale	Level 2	3,270	3,289	9,637	9,686
Mortgage servicing rights	Level 3	4,817	6,166	4,406	5,029
Federal Home Loan Bank of Boston stock	Level 2	16,378	16,378	21,729	21,729
Alternative investments	Level 3	2,228	2,045	2,508	2,409
Interest rate swap derivatives	Level 2	7,095	7,095	10,564	10,564
Derivative loan commitments	Level 3	95	95	207	207
Forward loan sales commitments	Level 3	88	88	-	-

Financial liabilities
Deposits other than time deposits	Level 1	1,773,807	1,773,807	1,550,568	1,550,568
Time deposits	Level 2	464,570	468,472	440,790	444,803
Federal Home Loan Bank of Boston advances	Level 2	287,057	286,629	377,600	376,626
Repurchase agreement borrowings	Level 2	10,500	10,428	10,500	10,539
Repurchase liabilities	Level 2	18,867	18,862	35,769	35,765
Interest rate swap derivatives	Level 2	7,189	7,189	10,677	10,677
Forward loan sales commitments	Level 3	-	-	70	70

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

17.	Income Taxes

The components of the income tax provision are as follows:

	For the Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Current provision
Federal	$5,396	$3,864	$3,470
State	136	100	44
	5,532	3,964	3,514
Deferred provision (benefit)
Federal	464	1,780	(555)
State	(54)	(17)	(132)
	410	1,763	(687)
Total provision for income taxes	$5,942	$5,727	$2,827

The following is a reconciliation of the expected federal statutory tax to the income tax provision as reported in the statements of income:

	For the Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Income tax expense at statutory federal tax rate	$7,405	$6,407	$4,257
ESOP	189	138	123
Expiration of charitable contribution carryforward	137	-	-
Other - net	98	90	39
State income taxes	53	54	(57)
Death benefits	(27)	(133)	-
Dividends received deduction	(51)	(54)	(54)
Changes in cash surrender value of life insurance	(467)	(453)	(396)
Municipal income - net	(1,395)	(1,086)	(548)
Valuation allowance	-	764	-
Impact of tax rate changes	-	-	(537)
Income tax provision as reported	$5,942	$5,727	$2,827

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax assets are as follows:

	At December 31,
	2016	2015
(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$7,681	$7,130
Minimum pension liability and postretirement benefits	4,600	4,832
Deferred compensation	2,958	2,871
Stock compensation	1,776	1,933
Other	1,384	1,255
Accrued bonus	1,345	1,487
Accrued pension	153	-
Net unrealized loss on securities available-for-sale	143	135
Other than temporary impairment on securities available-for-sale	17	17
Allowance for off-balance sheet provision	-	177
Charitable contribution carryforward	-	1,508
Gross deferred tax assets	20,057	21,345
Valuation reserve	-	(771)
Net deferred tax assets	20,057	20,574
Deferred tax liabilities
Net origination fees	3,288	2,982
Other	1,707	1,561
Fixed assets	163	211
Bond discount accretion	104	128
Accrued pension	-	249
Gross deferred tax liabilities	5,262	5,131
Net deferred tax assets	$14,795	$15,443

The allocation of deferred tax expense (benefit) involving items charged to current year income and items charged directly to capital are as follows:

	At December 31,
	2016	2015
(Dollars in thousands)
Deferred tax expense (benefit) allocated to capital	$238	$(365)
Deferred tax expense allocated to income	410	1,763
Total change in deferred taxes	$648	$1,398

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. At December 31, 2016, there was no valuation allowance recorded against the deferred tax assets. At December 31, 2015, the Company recorded a $771,000 valuation allowance against the deferred tax assets.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

As part of the Plan of Conversion and Reorganization completed on June 29, 2011, the Company contributed shares of Company common stock to the Farmington Bank Community Foundation, Inc. This contribution resulted in a charitable contribution deduction for federal income tax purposes. Use of that charitable contribution deduction is limited under Federal tax law to 10% of federal taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. Annually, a corporation is permitted to carry over to the five succeeding tax years, contributions that exceeded the 10% limitation, but also subject to the maximum annual limitation. In 2015, the Company recorded a $771,000 valuation allowance related to a deferred tax asset associated with the establishment of the Bank’s foundation in 2011. In the fourth quarter of 2016, the valuation allowance established in 2015 of $771,000 was reversed and the related deferred tax asset totaling $137,000 was written-off.

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

There was no interest expense related to uncertain tax positions recognized in income tax for the years ended December 31, 2016, 2015 and 2014.

The Company had no uncertain tax positions as of December 31, 2016. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through 2016.

18.	Lease Commitments

The Company’s headquarters and certain of the Company’s branch offices are leased under non-cancelable operating leases, which expire at various dates through the year 2036. Various leases have renewal options of up to an additional thirty years. Payments on majority of the leases are subject to an escalating payment schedule.

The future minimum rental commitments as of December 31, 2016 for these leases are as follows:

(Dollars in thousands)
2017	$2,778
2018	2,795
2019	2,424
2020	1,090
2021	879
Thereafter	7,391
$17,357

Total rental expense for all leases amounted to $3.0 million, $3.1 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Management believes, as of December 31, 2016 and 2015 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2016. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmington Bank:
At December 31, 2016
Total Capital (to Risk Weighted Assets)	$253,921	11.28%	$180,043	8.00%	$225,053	10.00%
Tier I Capital (to Risk Weighted Assets)	232,239	10.32	135,033	6.00	180,044	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	232,239	10.32	101,275	4.50	146,286	6.50
Tier I Leverage Capital (to Average Assets)	232,239	8.18	113,598	4.00	141,997	5.00

At December 31, 2015
Total Capital (to Risk Weighted Assets)	$236,486	11.16%	$169,524	8.00%	$211,905	10.00%
Tier I Capital (to Risk Weighted Assets)	215,787	10.18	127,183	6.00	169,577	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	215,787	10.18	95,387	4.50	137,781	6.50
Tier I Leverage Capital (to Average Assets)	215,787	8.03	107,490	4.00	134,363	5.00

First Connecticut Bancorp, Inc.:
At December 31, 2016
Total Capital (to Risk Weighted Assets)	$288,273	12.80%	$180,113	8.00%	$225,141	10.00%
Tier I Capital (to Risk Weighted Assets)	266,591	11.84	135,084	6.00	180,112	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	266,591	11.84	101,313	4.50	146,341	6.50
Tier I Leverage Capital (to Average Assets)	266,591	9.39	113,624	4.00	142,030	5.00

At December 31, 2015
Total Capital (to Risk Weighted Assets)	$273,255	12.88%	$169,724	8.00%	$212,155	10.00%
Tier I Capital (to Risk Weighted Assets)	252,556	11.91	127,232	6.00	169,643	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	252,556	11.91	95,424	4.50	137,835	6.50
Tier I Leverage Capital (to Average Assets)	252,556	9.39	107,585	4.00	134,481	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

20.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive loss, net of tax by component:

	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2013	(144)	(4,080)	(4,224)
Other comprehensive income (loss) during 2014	1,190	(3,477)	(2,287)
Balance at December 31, 2014	1,046	(7,557)	(6,511)
Other comprehensive loss during 2015	(2,281)	-	(2,281)
Amount reclassified from accumulated other comprehensive loss, net of tax	986	644	1,630
Balance at December 31, 2015	(249)	(6,913)	(7,162)
Other comprehensive loss during 2016	(14)	-	(14)
Amount reclassified from accumulated other comprehensive loss, net of tax	-	486	486
Balance at December 31, 2016	$(263)	$(6,427)	$(6,690)

The following tables present a reconciliation of the changes in components of other comprehensive income (loss) for the years indicated, including the amount of income tax expense allocated to each component of other comprehensive income (loss):

	For the Year Ended December 31, 2016
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(22)	$8	$(14)
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	(22)	8	(14)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	732	(246)	486
Total other comprehensive income	$710	$(238)	$472

	For the Year Ended December 31, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(3,525)	$1,244	$(2,281)
Less: net security gains reclassified into other noninterest income	1,523	(537)	986
Net change in fair value of securities available-for-sale	(2,002)	707	(1,295)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	986	(342)	644
Total other comprehensive loss	$(1,016)	$365	$(651)

	For the Year Ended December 31, 2014
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$1,831	$(641)	$1,190
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	1,831	(641)	1,190
Reclassification adjustment for prior service costs and net loss included in net periodic pension costs (1)	(5,388)	1,911	(3,477)
Total other comprehensive loss	$(3,557)	$1,270	$(2,287)

(1)	Amounts are included in salaries and employee benefits in the Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

21.	Parent Company Statements

The following represents the Parent Company’s Condensed Statements of Financial Condition as of December 31, 2016 and 2015, and Condensed Statements of Operations, Condensed Statements of Comprehensive Income and Condensed Cash Flows for the years ended December 31, 2016, 2015 and 2014:

Condensed Statements of Financial Condition
	At December 31,
	2016	2015
(Dollars in thousands)
Assets
Cash and cash equivalents	$30,023	$33,164
Deferred income taxes	189	929
Due from Farmington Bank	7	58
Investment in Farmington Bank	225,822	208,952
Prepaid expenses and other assets	4,189	2,669
Total assets	$260,230	$245,772

Liabilities	$54	$51
Stockholders' equity	260,176	245,721
Total liabilities and stockholders’ equity	$260,230	$245,772

Condensed Statements of Operations
	For The Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Interest income	$55	$53	$79
Noninterest expense	1,699	1,752	1,683
Income tax (benefit) expense	(461)	303	(503)
Loss before equity in undistributed earnings of Farmington Bank	(1,183)	(2,002)	(1,101)
Equity in undistributed earnings of Farmington Bank	16,398	14,581	10,436
Net income	$15,215	$12,579	$9,335

Condensed Statements of Comprehensive Income
	For The Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Net income	$15,215	$12,579	$9,335
Other comprehensive income (loss), before tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(22)	(3,525)	1,831
Less: reclassification adjustment for gains included in net income	-	1,523	-
Net change in unrealized (losses) gains	(22)	(2,002)	1,831
Change related to pension and other postretirement benefit plans	732	986	(5,388)
Other comprehensive income (loss), before tax	710	(1,016)	(3,557)
Income tax expense (benefit)	238	(365)	(1,270)
Other comprehensive income (loss), net of tax	472	(651)	(2,287)
Comprehensive income	$15,687	$11,928	$7,048

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	For The Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,215	$12,579	$9,335
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of ESOP expense	1,669	1,522	1,480
Share based compensation expense	1,795	3,118	2,923
Equity in undistributed net income of Farmington Bank	(16,398)	(14,581)	(10,436)
Deferred income tax	740	1,139	253
Due from Farmington Bank	51	7,952	(1,892)
Increase in prepaid expenses and other assets	(1,520)	(1,025)	(839)
Increase (decrease) in accrued expenses and other liabilities	3	(5)	(3)
Net cash provided by operating activities	1,555	10,699	821

Cash flows from financing activities:
Cancelation of shares for tax withholding	(516)	(498)	(440)
Repurchase of common stock	(2,527)	(2,200)	(6,257)
Excess tax benefits from stock-based compensation	311	152	110
Exercise of stock options	2,643	412	27
Cash dividend paid	(4,607)	(3,276)	(2,537)
Net cash used in financing activities	(4,696)	(5,410)	(9,097)
Net (decrease) increase in cash and cash equivalents	(3,141)	5,289	(8,276)
Cash and cash equivalents at beginning of year	33,164	27,875	36,151
Cash and cash equivalents at end of year	$30,023	$33,164	$27,875

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements

22.	Selected Quarterly Consolidated Financial Information (Unaudited)

The following is selected quarterly consolidated financial information for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$21,323	$21,698	$21,805	$22,160
Interest expense	3,817	3,826	4,050	4,038
Net interest income	17,506	17,872	17,755	18,122
Provision for loan losses	217	801	698	616
Net interest income after provision for loan losses	17,289	17,071	17,057	17,506
Noninterest income	2,900	2,617	3,685	3,536
Noninterest expense	15,277	14,644	15,484	15,099
Income before income taxes	4,912	5,044	5,258	5,943
Income tax expense	1,299	1,401	1,485	1,757
Net income	$3,613	$3,643	$3,773	$4,186

Net earnings per share:
Basic	$0.24	$0.24	$0.25	$0.28
Diluted	$0.24	$0.24	$0.25	$0.27

	Year Ended December 31, 2015
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$19,532	$20,164	$21,094	$21,094
Interest expense	3,157	3,065	3,422	3,731
Net interest income	16,375	17,099	17,672	17,363
Provision for loan losses	615	663	386	776
Net interest income after provision for loan losses	15,760	16,436	17,286	16,587
Noninterest income	2,664	4,074	3,241	3,468
Noninterest expense	14,937	15,597	14,718	15,958
Income before income taxes	3,487	4,913	5,809	4,097
Income tax expense	976	1,441	1,594	1,716
Net income	$2,511	$3,472	$4,215	$2,381

Net earnings per share:
Basic	$0.17	$0.23	$0.28	$0.16
Diluted	$0.17	$0.23	$0.28	$0.16

23.	Legal Actions

The Company and its subsidiary are involved in various legal proceedings which have arisen in the normal course of business. The Company believes the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2016. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, as appropriate, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information

There were no changes in or disagreements with accountants on accounting and financial disclosures as defined in Regulation S-K, Item 304.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.

Item 11. Executive Compensation

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Statements of Financial Condition as of December 31, 2016 and 2014

(C)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

(G)	Notes to Consolidated Financial Statements

(2)	Financial Statements Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of First Connecticut Bancorp, Inc. (filed as Exhibit 3.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
3.2.2	Second Amended and Restated Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2.2 to the Form 8-K filed for the Company on February 23, 2016, and incorporated herein by reference).
4.1	Form of Common Stock Certificate of First Connecticut Bancorp, Inc. (filed as Exhibit 4.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.2	Supplemental Executive Retirement Plan of Farmington Bank (filed as Exhibit 10.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.3	Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.3 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.4	First Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.4.1	Second Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).
10.5	Voluntary Deferred Compensation Plan for Key Employees (filed as Exhibit 10.5 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.6	Life Insurance Premium Reimbursement Agreement between Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.6 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.7	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Gregory A. White (filed as Exhibit 10.7 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.8	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.8.1	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).
10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.9.1	Amended Annual Incentive Compensation Plan (filed as Exhibit 10.9.1 to the Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, and incorporated herein by reference)

10.10	Supplemental Retirement Plan Participation Agreement between John J. Patrick, Jr. and Farmington Bank (filed as Exhibit 10.10 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.11	Supplemental Retirement Plan Participation Agreement between Michael T. Schweighoffer and Farmington Bank (filed as Exhibit 10.11 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.12	Supplemental Retirement Plan Participation Agreement between Gregory A. White and Farmington Bank (filed as Exhibit 10.12 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.13	Employment Agreement among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.1 Employment Agreement on Form 8-K for the Company on April 24, 2012 and incorporated herein by reference).
10.13.1	Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference) (term currently extended to December 31, 2019).
10.14	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-Q filed for the Company on May 15, 2012, and incorporated herein by reference).
10.15	First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Appendix A in the Definitive Proxy Statement on Form 14A filed on June 6, 2012 and amended on July 2, 2012 (File No. 001-35209-12890818 and 12960688).
10.16	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.16 to the Form 10-K filed for the Company).
10.17	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Gregory A. White (filed as Exhibit 10.17 to the Form 10-K filed for the Company).
10.18	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.18 to the Form 10-K filed for the Company).
10.19	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Kenneth F. Burns (filed as Exhibit 10.19 to the Form 10-K filed for the Company).
10.20	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Catherine M. Burns (filed as Exhibit 10.20 to the Form 10-K filed for the Company).
21.1	Subsidiaries of First Connecticut Bancorp, Inc. and Farmington Bank (filed as Exhibit 21.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.
32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.
32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Connecticut Bancorp, Inc.

	By:	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Date: March 13, 2017		Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Patrick Jr.	Chairman of the Board, President and Chief Executive Officer	March 13, 2017
John J. Patrick, Jr.	(Principal Executive Officer)

/s/ Gregory A. White	Executive Vice President and Chief Financial Officer	March 13, 2017
Gregory A. White	(Principal Financial Officer)

/s/ Ronald A. Bucchi	Director	March 13, 2017
Ronald A. Bucchi

/s/ John J. Carson	Director	March 13, 2017
John J. Carson

/s/ Kevin S. Ray	Director	March 13, 2017
Kevin S. Ray

/s/ Michael A. Ziebka	Director	March 13, 2017
Michael A. Ziebka

/s/ Patience P. McDowell	Director	March 13, 2017
Patience P. McDowell

/s/ James T. Healey, Jr.	Director	March 13, 2017
James T. Healey, Jr.

/s/ John A. Green	Director	March 13, 2017
John A. Green

