Form 10-Q
period 2017-03-31
First Connecticut Bancorp, Inc.
filed 2017-05-04
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

As of April 24, 2017, there were 15,924,314 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
	2017	2016
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$32,706	$44,086
Interest bearing deposits with other institutions	3,721	3,637
Total cash and cash equivalents	36,427	47,723
Securities held-to-maturity, at amortized cost	50,320	33,061
Securities available-for-sale, at fair value	105,541	103,520
Loans held for sale	2,464	3,270
Loans (1)	2,606,870	2,547,512
Allowance for loan losses	(21,349)	(21,529)
Loans, net	2,585,521	2,525,983
Premises and equipment, net	17,903	18,002
Federal Home Loan Bank of Boston stock, at cost	16,418	16,378
Accrued income receivable	7,398	7,432
Bank-owned life insurance	52,044	51,726
Deferred income taxes, net	14,790	14,795
Prepaid expenses and other assets	15,438	15,665
Total assets	$2,904,264	$2,837,555

Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,850,467	$1,773,807
Noninterest-bearing	437,385	441,283
	2,287,852	2,215,090
Federal Home Loan Bank of Boston advances	282,057	287,057
Repurchase agreement borrowings	10,500	10,500
Repurchase liabilities	19,526	18,867
Accrued expenses and other liabilities	39,662	45,865
Total liabilities	2,639,597	2,577,379

Commitments and contingencies (Note 18)	-	-

Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 17,947,647 shares issued and 15,923,514 shares outstanding at March 31, 2017 and 17,947,647 shares issued and 15,897,698 shares outstanding at December 31, 2016	181	181
Additional paid-in-capital	184,456	184,111
Unallocated common stock held by ESOP	(10,309)	(10,567)
Treasury stock, at cost (2,024,133 shares at March 31, 2017
and 2,049,949 shares at December 31, 2016)	(30,047)	(30,400)
Retained earnings	126,882	123,541
Accumulated other comprehensive loss	(6,496)	(6,690)
Total stockholders' equity	264,667	260,176
Total liabilities and stockholders' equity	$2,904,264	$2,837,555

(1) Loans include net deferred loan costs of $4.3 million and $3.8 million at March 31, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$17,558	$15,907
Other	4,947	4,714
Interest and dividends on investments
United States Government and agency obligations	474	418
Other bonds	7	13
Corporate stocks	199	239
Other interest income	27	32
Total interest income	23,212	21,323
Interest expense
Deposits	2,911	2,736
Federal Home Loan Bank of Boston advances	949	967
Repurchase agreement borrowings	95	95
Repurchase liabilities	7	19
Total interest expense	3,962	3,817
Net interest income	19,250	17,506
Provision for loan losses	325	217
Net interest income after provision for loan losses	18,925	17,289
Noninterest income
Fees for customer services	1,506	1,484
Net gain on loans sold	416	490
Brokerage and insurance fee income	50	54
Bank owned life insurance income	319	414
Other	874	458
Total noninterest income	3,165	2,900
Noninterest expense
Salaries and employee benefits	9,327	9,376
Occupancy expense	1,313	1,219
Furniture and equipment expense	984	1,061
FDIC assessment	428	404
Marketing	567	421
Other operating expenses	2,533	2,796
Total noninterest expense	15,152	15,277
Income before income taxes	6,938	4,912
Income tax expense	1,845	1,299
Net income	$5,093	$3,613

Net earnings per share (See Note 3):
Basic	$0.34	$0.24
Diluted	0.32	0.24
Dividends per share	0.11	0.07

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
(Dollars in thousands)
Net income	$5,093	$3,613
Other comprehensive income, before tax
Unrealized gains on securities:
Unrealized holding gains arising during the period	137	642
Less: reclassification adjustment for gains included in net income	-	-
Net change in unrealized gains	137	642
Change related to pension and other postretirement benefit plans	163	164
Other comprehensive income, before tax	300	806
Income tax expense	106	285
Other comprehensive income, net of tax	194	521
Comprehensive income	$5,287	$4,134

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2015	15,881,663	$181	$181,997	$(11,626)	$(30,602)	$112,933	$(7,162)	$245,721
ESOP shares released and committed to be released	-	-	123	263	-	-	-	386
Cash dividend paid ($0.07 per common share)	-	-	-	-	-	(1,102)	-	(1,102)
Treasury stock acquired	(147,100)	-	-	-	(2,373)	-	-	(2,373)
Stock options exercised	46,094	-	(23)	-	620	-	-	597
Tax expense from stock-based compensation	-	-	(1)	-	-	-	-	(1)
Share based compensation expense	-	-	651	-	-	-	-	651
Net income	-	-	-	-	-	3,613	-	3,613
Other comprehensive income	-	-	-	-	-	-	521	521
Balance at March 31, 2016	15,780,657	$181	$182,747	$(11,363)	$(32,355)	$115,444	$(6,641)	$248,013

Balance at December 31, 2016	15,897,698	$181	$184,111	$(10,567)	$(30,400)	$123,541	$(6,690)	$260,176
ESOP shares released and
committed to be released	-	-	290	258	-	-	-	548
Cash dividend paid ($0.11 per common share)	-	-	-	-	-	(1,752)	-	(1,752)
Stock options exercised	22,750	-	(14)	-	311	-	-	297
Share based compensation expense	3,066	-	69	-	42	-	-	111
Net income	-	-	-	-	-	5,093	-	5,093
Other comprehensive income	-	-	-	-	-	-	194	194
Balance at March 31, 2017	15,923,514	$181	$184,456	$(10,309)	$(30,047)	$126,882	$(6,496)	$264,667

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$5,093	$3,613
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	325	217
(Reversal of) provision for off-balance sheet commitments	(23)	(6)
Depreciation and amortization	535	627
Amortization of ESOP expense	548	386
Share based compensation expense	111	651
Loans originated for sale	(23,480)	(26,410)
Proceeds from the sale of loans held for sale	24,702	30,392
Loss on disposal of premises and equipment	-	8
Loss (gain) on fair value adjustment for mortgage banking derivatives	44	(55)
Impairment losses on alternative investments	10	47
Writedowns on foreclosed real estate	-	21
Net gain on loans sold	(416)	(490)
Net (accretion) amortization of investment security discounts and premiums	(12)	(17)
Change in net deferred loan fees and costs	(428)	(126)
Decrease in accrued income receivable	34	401
Deferred income tax	(101)	(348)
Increase in cash surrender value of bank-owned life insurance	(318)	(334)
Decrease (increase) in prepaid expenses and other assets	307	(10,270)
(Decrease) increase in accrued expenses and other liabilities	(6,151)	7,031
Net cash provided by operating activities	780	5,338
Cash flows from investing activities
Maturities, calls and principal payments of securities held-to-maturity	449	12,282
Maturities, calls and principal payments of securities available-for-sale	13,151	48,407
Purchases of securities held-to-maturity	(17,708)	-
Purchases of securities available-for-sale	(15,023)	(44,005)
Loan originations, net of principal repayments	(59,435)	(8,927)
(Purchases) redemptions of Federal Home Loan Bank of Boston stock, net	(40)	6,041
Proceeds from bank-owned life insurance	-	227
Purchases of premises and equipment	(436)	(280)
Net cash (used in) provided by investing activities	(79,042)	13,745
Cash flows from financing activities
Net payments on Federal Home Loan Bank of Boston advances	(5,000)	(118,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	71,211	86,740
Net increase in time deposits	1,551	19,734
Net increase (decrease) in repurchase liabilities	659	(4,651)
Stock options exercised	297	597
Excess tax expense from stock-based compensation	-	(1)
Repurchase of common stock	-	(2,373)
Cash dividend paid	(1,752)	(1,102)
Net cash provided by (used in) financing activities	66,966	(19,056)
Net (decrease) increase in cash and cash equivalents	(11,296)	27
Cash and cash equivalents at beginning of period	47,723	59,139
Cash and cash equivalents at end of period	$36,427	$59,166

Supplemental disclosure of cash flow information
Cash paid for interest	$3,985	$3,808
Cash paid for income taxes	1,547	1,042
Loans transferred to other real estate owned	-	189

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 600,945 shares remaining available to be repurchased at March 31, 2017.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s 10-K filed on March 13, 2017. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2017 and December 31, 2016, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

Loans

The Company’s loan portfolio segments include residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other. Construction includes classes for commercial and residential construction.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Interest on loans is accrued and recognized in interest income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are more than 90 days past due or when, in the judgment of management, collectability of the loan or loan interest becomes uncertain. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with contractual terms involving payment of cash or cash equivalents. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. If a residential real estate, commercial real estate, construction, commercial, home equity line of credit and other loan is on non-accrual status cash payments are applied towards the reduction of principal.  If loans are considered impaired but accruing, cash payments are applied first to interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful.

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

On a quarterly basis, our loan policy requires that we evaluate for impairment all commercial loans classified as non-accrual, loans secured by real property in foreclosure or are otherwise likely to be impaired, non-accruing residential and home equity loan segments greater than $100,000 and all troubled debt restructurings.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2017.

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

Other – Includes installment, collateral, demand, revolving credit and resort loans to customers with acceptable credit ratings residing primarily in our market area.  Installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts, and unsecured personal loans. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. The resort portfolio consists of a direct receivable loan outside the Northeast which is amortizing to its contractual obligations. The Bank has exited the resort financing market with a residual portfolio remaining.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate, construction and commercial loans by the present value of expected cash flows discounted at the effective interest rate; the fair value of the collateral, if applicable; or the observable market price for the loan. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement or they are nonaccrual loans with outstanding balances greater than $100,000.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at March 31, 2017 and December 31, 2016.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $-0- as of March 31, 2017 and December 31, 2016, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $4.2 million at March 31, 2017.

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

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update “ASU” No. 2015-14 "Revenue from Contracts with Customers (Topic 606)." In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2015-14 on its accounting and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” This ASU requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. For public business entities, ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-09 and it had no material impact on its accounting and disclosures.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The guidance is effective for public business entities for annual years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is assessing the impact of ASU 2017-07 on its accounting and disclosures.

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $9.7 million and $9.5 million to meet these requirements at March 31, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
(Dollars in thousands, except per share data):

Net income	$5,093	$3,613
Less: Dividends to participating shares	(3)	(9)
Income allocated to participating shares	(3)	(21)
Net income allocated to common stockholders	$5,087	$3,583

Weighted-average shares issued	17,959,649	17,976,893

Less: Average unallocated ESOP shares	(850,167)	(945,456)
Average treasury stock	(2,029,444)	(2,184,255)
Average unvested restricted stock	(12,002)	(126,290)
Weighted-average basic shares outstanding	15,068,036	14,720,892

Plus: Average dilutive shares	623,302	291,648
Weighted-average diluted shares outstanding	15,691,338	15,012,540

Net earnings per share (1):
Basic	$0.34	$0.24
Diluted	$0.32	$0.24

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the three months ended March 31, 2017 and 2016, respectively, 797 and 85,500 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	March 31, 2017
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$24,831	$166	$-	$24,997	$-	$-	$24,997
U.S. Government agency obligations	71,000	45	(302)	70,743	-	-	70,743
Government sponsored residential mortgage-backed securities	3,272	145	-	3,417	-	-	3,417
Corporate debt securities	500	12	-	512	-	-	512
Preferred equity securities	2,000	-	(155)	1,845	-	-	1,845
Marketable equity securities	108	77	(1)	184	-	-	184
Mutual funds	4,098	-	(255)	3,843	-	-	3,843
Total securities available-for-sale	$105,809	$445	$(713)	$105,541	$-	$-	$105,541
Held-to-maturity
U.S. Treasury obligations	$4,989	$-	$-	$4,989	$45	$-	$5,034
U.S. Government agency obligations	23,000	-	-	23,000	-	(95)	22,905
Government sponsored residential mortgage-backed securities	22,331	-	-	22,331	90	-	22,421
Total securities held-to-maturity	$50,320	$-	$-	$50,320	$135	$(95)	$50,360

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$19,826	$142	$-	$19,968	$-	$-	$19,968
U.S. Government agency obligations	73,996	67	(352)	73,711	-	-	73,711
Government sponsored residential mortgage-backed securities	3,424	145	-	3,569	-	-	3,569
Corporate debt securities	500	15	-	515	-	-	515
Preferred equity securities	2,000	-	(254)	1,746	-	-	1,746
Marketable equity securities	108	75	(1)	182	-	-	182
Mutual funds	4,071	-	(242)	3,829	-	-	3,829
Total securities available-for-sale	$103,925	$444	$(849)	$103,520	$-	$-	$103,520
Held-to-maturity
U.S. Government agency obligations	$16,000	$-	$-	$16,000	$-	$(83)	$15,917
Government sponsored residential mortgage-backed securities	17,061	-	-	17,061	63	-	17,124
Total securities held-to-maturity	$33,061	$-	$-	$33,061	$63	$(83)	$33,041

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	8	$56,698	$(302)	$-	$-	$56,698	$(302)
Preferred equity securities	1	-	-	1,845	(155)	1,845	(155)
Marketable equity securities	1	-	-	6	(1)	6	(1)
Mutual funds	1	-	-	3,843	(255)	3,843	(255)
	11	$56,698	$(302)	$5,694	$(411)	$62,392	$(713)
Held-to-maturity
U.S. Government agency obligations	4	$22,905	$(95)	$-	$-	$22,905	$(95)
Total investment securities in an unrealized loss position	15	$79,603	$(397)	$5,694	$(411)	$85,297	$(808)

	December 31, 2016
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	10	$66,644	$(352)	$-	$-	$66,644	$(352)
Preferred equity securities	1	-	-	1,746	(254)	1,746	(254)
Marketable equity securities	1	-	-	6	(1)	6	(1)
Mutual funds	1	-	-	3,830	(242)	3,830	(242)
	13	$66,644	$(352)	$5,582	$(497)	$72,226	$(849)
Held-to-maturity
U.S. Government agency obligations	2	$11,917	$(83)	$-	$-	$11,917	$(83)
Total investment securities in an unrealized loss position	15	$78,561	$(435)	$5,582	$(497)	$84,143	$(932)

Management believes that no individual unrealized loss as of March 31, 2017 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses greater than twelve months as of March 31, 2017:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at March 31, 2017.

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at March 31, 2017.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the three months ended March 31, 2017 and 2016.

There were no gross realized gains on sales of securities available-for-sale for the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $125.6 million and $102.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at March 31, 2017 and December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$37,484	$37,427	$-	$-
Due after one year through five years	58,847	58,825	23,000	22,905
Due after five years through ten years	-	-	4,989	5,034
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	3,272	3,417	22,331	22,421
	$99,603	$99,669	$50,320	$50,360

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$33,475	$33,490	$-	$-
Due after one year through five years	60,847	60,704	16,000	15,917
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	3,424	3,569	17,061	17,124
	$97,746	$97,763	$33,061	$33,041

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $16.4 million of FHLBB capital stock at March 31, 2017 and December 31, 2016, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at March 31, 2017. Capital adequacy, credit ratings, the value of the stock, overall financial condition of the FHLB system and FHLBB as well as current economic factors were analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired at March 31, 2017.

Alternative Investments

Alternative investments, which totaled $2.3 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at March 31, 2017. The Company recognized a $10,000 and $47,000 other-than-temporary impairment charge on its limited partnerships for the three months ended March 31, 2017 and 2016, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $11,000 and $129,000 for the three months ended March 31, 2017 and 2016, respectively. See a further discussion of fair value in Note 15 - Fair Value Measurements. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of March 31, 2017.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	March 31,	December 31,
	2017	2016
(Dollars in thousands)
Real estate:
Residential	$954,764	$907,946
Commercial	992,861	979,370
Construction	60,694	49,679
Commercial	420,747	430,539
Home equity line of credit	168,157	170,786
Other	5,375	5,348
Total loans	2,602,598	2,543,668
Net deferred loan costs	4,272	3,844
Loans	2,606,870	2,547,512
Allowance for loan losses	(21,349)	(21,529)
Loans, net	$2,585,521	$2,525,983

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments are as follows:

	For the Three Months Ended March 31, 2017
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$4,134	$(31)	$-	$144	$4,247
Commercial	11,131	(111)	-	220	11,240
Construction	425	-	-	93	518
Commercial	4,400	(322)	-	(163)	3,915
Home equity line of credit	1,398	-	-	(18)	1,380
Other	41	(51)	10	49	49
	$21,529	$(515)	$10	$325	$21,349

	For the Three Months Ended March 31, 2016
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$4,084	$(24)	$-	$(134)	$3,926
Commercial	10,255	-	-	(10)	10,245
Construction	231	-	-	65	296
Commercial	4,119	(151)	9	270	4,247
Home equity line of credit	1,470	-	-	(50)	1,420
Other	39	(86)	11	76	40
	$20,198	$(261)	$20	$217	$20,174

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$12,595	$131	$12,778	$145
Commercial	11,397	17	12,363	14
Construction	4,532	-	4,532	-
Commercial	1,264	42	2,029	112
Home equity line of credit	1,943	-	1,864	-
Other	676	7	707	7
	32,407	197	34,273	278

Loans collectively evaluated for impairment:
Real estate:
Residential	$947,772	$4,116	$900,352	$3,989
Commercial	980,186	11,223	965,718	11,117
Construction	56,162	518	45,147	425
Commercial	419,436	3,873	428,466	4,288
Home equity line of credit	166,214	1,380	168,922	1,398
Other	4,693	42	4,634	34
	2,574,463	21,152	2,513,239	21,251
Total	$2,606,870	$21,349	$2,547,512	$21,529

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans:
Real estate:
Residential	$9,407	$9,846
Commercial	83	976
Construction	4,532	4,532
Commercial	1,031	1,301
Home equity line of credit	860	862
Other	63	44
Total nonaccruing loans	15,976	17,561
Loans 90 days past due and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	$15,976	$17,561

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at March 31, 2017 and December 31, 2016:

	March 31, 2017
									Past Due 90
	30-59 Days		60-89 Days		> 90 Days				Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	21	$4,381	-	$-	21	$7,757	42	$12,138	$-
Commercial	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	-	-	-	-	1	95	1	95	-
Home equity line of credit	2	76	2	127	1	258	5	461	-
Other	9	99	-	-	1	21	10	120	-
Total	32	$4,556	2	$127	25	$12,663	59	$17,346	$-

	December 31, 2016
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	10	$1,226	6	$1,529	23	$7,979	39	$10,734	$-
Commercial	1	193	-	-	1	888	2	1,081	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	1	54	-	-	3	319	4	373	-
Home equity line of credit	-	-	2	85	3	377	5	462	-
Other	7	66	1	23	-	-	8	89	-
Total	19	$1,539	9	$1,637	31	$14,095	59	$17,271	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,531	$13,357	$-	$11,046	$12,833	$-
Commercial	8,543	8,575	-	9,496	9,636	-
Construction	4,532	4,532	-	4,532	4,532	-
Commercial	1,169	1,440	-	1,784	2,027	-
Home equity line of credit	1,943	1,995	-	1,864	1,909	-
Other	651	670	-	682	700	-
Total	28,369	30,569	-	29,404	31,637	-

Impaired loans with a valuation allowance:
Real estate:
Residential	1,064	1,087	131	1,732	1,796	145
Commercial	2,854	2,854	17	2,867	2,867	14
Construction	-	-	-	-	-	-
Commercial	95	862	42	245	894	112
Home equity line of credit	-	-	-	-	-	-
Other	25	25	7	25	25	7
Total	4,038	4,828	197	4,869	5,582	278
Total impaired loans	$32,407	$35,397	$197	$34,273	$37,219	$278

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

	For the Three Months Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,456	$27	$10,960	$24
Commercial	10,775	96	13,413	139
Construction	4,626	-	4,719	34
Commercial	1,743	3	3,626	10
Home equity line of credit	1,823	9	1,050	2
Other	700	7	1,026	10
Total	31,123	142	34,794	219

Impaired loans with a valuation allowance:
Real estate:
Residential	1,123	7	956	10
Commercial	2,874	34	2,925	35
Construction	-	-	-	-
Commercial	481	-	1,853	1
Home equity line of credit	-	-	-	-
Other	25	-	34	-
Total	4,503	41	5,768	46
Total impaired loans	$35,626	$183	$40,562	$265

There was no interest income recognized on a cash basis method of accounting for the three months ended March 31, 2017 and 2016.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at March 31, 2017 and December 31, 2016:

	March 31, 2017
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	16	$2,732	12	$4,825	28	$7,557
Commercial	2	3,315	-	-	2	3,315
Construction	-	-	1	4,532	1	4,532
Commercial	2	231	5	902	7	1,133
Home equity line of credit	10	1,162	1	57	11	1,219
Other	5	658	1	18	6	676
Total	35	$8,098	20	$10,334	55	$18,432

	December 31, 2016
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	15	$2,581	9	$4,433	24	$7,014
Commercial	2	3,333	-	-	2	3,333
Construction	-	-	1	4,532	1	4,532
Commercial	3	485	6	1,047	9	1,532
Home equity line of credit	8	1,075	1	58	9	1,133
Other	5	686	1	20	6	706
Total	33	$8,160	18	$10,090	51	$18,250

The recorded investment balance of TDRs were $18.4 million and $18.3 million at March 31, 2017 and December 31, 2016, respectively. TDRs on accrual status were $8.1 million and $8.2 million while TDRs on nonaccrual status were $10.3 million and $10.1 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At March 31, 2017 and December 31, 2016, the allowance for loan losses included specific reserves of $153,000 and $160,000 related to TDRs, respectively. For the three months ended March 31, 2017 and 2016, the Bank had charge-offs totaling $33,000 and $-0-, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $89,000 and $369,000 at March 31, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	4	$596	$596	-	$-	$-
Home equity line of credit	2	88	88	3	844	844
Total	6	$684	$684	$3	$844	$844

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Real estate
Residential	4	$90	$-	$335	$171	$596
Home equity line of credit	2	88	-	-	-	88
Total	6	$178	$-	$335	$171	$684

	For the Three Months Ended March 31, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Home equity line of credit	3	$-	$-	$-	$844	$844
Total	3	$-	$-	$-	$844	$844

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. There was one construction loan totaling $4.5 million that defaulted and had been modified as a TDR during the twelve month period preceding the default date as of March 31, 2017. There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date as of March 31, 2016.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$943,765	$840	$10,159	$-	$954,764
Commercial	980,434	2,783	9,644	-	992,861
Construction	56,162	-	4,532	-	60,694
Commercial	403,885	2,934	13,928	-	420,747
Home equity line of credit	167,214	83	860	-	168,157
Other	5,289	23	63	-	5,375
Total Loans	$2,556,749	$6,663	$39,186	$-	$2,602,598

	December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$896,861	$852	$10,233	$-	$907,946
Commercial	968,109	1,991	9,270	-	979,370
Construction	45,147	-	4,532	-	49,679
Commercial	413,900	3,914	12,725	-	430,539
Home equity line of credit	169,834	83	869	-	170,786
Other	5,257	24	67	-	5,348
Total Loans	$2,499,108	$6,864	$37,696	$-	$2,543,668

The Company places considerable emphasis on the early identification of problem assets, problem-resolution and minimizing loss exposure. Delinquency notices are mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. Residential and consumer lending borrowers are typically given 30 days to pay the delinquent payments or to contact us to make arrangements to bring the loan current over a longer period of time. Generally, if a residential or consumer lending borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are initiated. The Company may consider forbearance or a loan restructuring in certain circumstances where a temporary loss of income is the primary cause of the delinquency, and if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes. Problem or delinquent borrowers in our commercial real estate and commercial business portfolios are handled on a case-by-case basis, typically by our Special Assets Department. Appropriate problem-resolution and workout strategies are formulated based on the specific facts and circumstances.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6.	Mortgage Servicing Rights

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $4.8 million at March 31, 2017 and December 31, 2016, and the balance is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $6.6 million and $6.2 million at March 31, 2017 and December 31, 2016, respectively. Total loans sold with servicing rights retained were $17.7 million and $24.3 million for the three months ended March 31, 2017 and 2016, respectively. The net gain on loans sold totaled $416,000 and $490,000 for the three months ended March 31, 2017 and 2016, respectively, and is included in the accompanying Consolidated Statements of Income.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition, totaled $544.4 million and $540.4 million at March 31, 2017 and December 31, 2016, respectively. Loan servicing fees for others totaling $338,000 and $289,000 for the three months ended March 31, 2017 and 2016, respectively, are included as a component of other noninterest income in the accompanying Consolidated Statements of Income.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at March 31, 2017 and December 31, 2016. The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $55.0 million which were undrawn at March 31, 2017 and December 31, 2016, respectively. The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2017. The line was undrawn at March 31, 2017 and December 31, 2016. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $282.1 million and $287.1 million at March 31, 2017 and December 31, 2016, respectively. Advances from the FHLBB are collateralized by first residential and commercial mortgages and home equity lines of credit with an estimated eligible collateral value of $1.4 billion at March 31, 2017 and December 31, 2016. The Company had available borrowings of $573.9 million and $544.7 million at March 31, 2017 and December 31, 2016, respectively, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $79.5 million and $83.5 million at March 31, 2017 and December 31, 2016, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $62.2 million and $64.2 million on an overnight basis at March 31, 2017 and December 31, 2016, respectively, and was undrawn as of March 31, 2017 and December 31, 2016. The funding arrangement was collateralized by $121.1 million and $128.7 million in pledged commercial real estate loans as of March 31, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities and cash with a fair value of $11.3 million at March 31, 2017 and December 31, 2016. Outstanding borrowings totaled $10.5 million at March 31, 2017 and December 31, 2016.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $19.5 million and $18.9 million at March 31, 2017 and December 31, 2016, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $30.0 million and $30.2 million as of March 31, 2017 and December 31, 2016, respectively.

8.	Deposits

Deposit balances are as follows:

	March 31,	December 31,
	2017	2016
(Dollars in thousands)
Noninterest-bearing demand deposits	$437,385	$441,283
Interest-bearing
NOW accounts	622,844	542,764
Money market	521,759	532,681
Savings accounts	239,743	233,792
Time deposits	466,121	464,570
Total interest-bearing deposits	1,850,467	1,773,807
Total deposits	$2,287,852	$2,215,090

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. The Company also has established a relationship for brokered deposits. There were brokered deposits totaling $43.2 million at March 31, 2017 and December 31, 2016, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $101.3 million and $99.8 million at March 31, 2017 and December 31, 2016, respectively.

9.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
(Dollars in thousands)
Service cost	$-	$-	$14	$14
Interest cost	250	263	25	30
Expected return on plan assets	(295)	(278)	-	-
Amortization:
Loss	176	176	-	-
Prior service cost	-	-	(13)	(13)
Recognized net gain	-	-	(2)	-
Net periodic benefit cost	$131	$161	$24	$31

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At March 31, 2017, the loan had an outstanding balance of $11.1 million and an interest rate of 4.75%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $548,000 and $386,000 for the three months ended March 31, 2017 and 2016, respectively.

Shares held by the ESOP include the following as of March 31, 2017:

Allocated	572,166
Committed to be released	23,514
Unallocated	834,736
1,430,416

The fair value of unallocated ESOP shares was $20.7 million at March 31, 2017.

10.	Stock Incentive Plans

In August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for a total of 2,503,228 shares of common stock for issuance upon the grant or exercise of awards. The Plan allows for the granting of 1,788,020 non-qualified stock options and 715,208 shares of restricted stock.

In May 2016, the Company’s shareholders approved the First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) replacing the 2012 Plan. The 2016 Plan provides for a total of 300,000 shares of common stock for issuance upon the grant or exercise of awards.

Under the 2012 Plan, stock options granted vested 20% immediately and will vest 20% at each annual anniversary of the grant date and expire ten years after grant date. Under the 2016 Plan, stock options granted vest at each annual anniversary of the grant date over a 3 year period and expire ten years after grant date. The Company recognizes compensation expense for the fair values of these awards, which vest on a straight-line basis over the requisite service period of the awards.

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the Consolidated Statements of Income. For the three months ended March 31, 2017 and 2016, the Company recorded $111,000 and $651,000 of share-based compensation expense, respectively, comprised of $20,000 and $268,000 of stock option expense, respectively and $91,000 and 383,000 of restricted stock expense, respectively. Expected future compensation expense relating to the 46,350 non-vested options outstanding at March 31, 2017 is $149,000 over the remaining weighted-average period of 2.22 years. Expected future compensation expense relating to the 27,698 non-vested restricted stock outstanding at March 31, 2017 is $612,000 over the remaining weighted-average period of 2.90 years.

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

Weighted-average assumptions for the three months ended March 31, 2017 and 2016:

	2017	2016
Weighted per share average fair value of options granted	$5.09	$2.98
Weighted-average assumptions:
Risk-free interest rate	2.05%	1.59%
Expected volatility	22.08%	23.11%
Expected dividend yield	1.94%	2.13%
Weighted-average dividend yield	1.89 - 2.00%	1.72% - 2.35%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the three months ended March 31, 2017.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,460,376	$13.14
Granted	7,500	23.30
Exercised	(22,750)	13.05
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2017	1,445,126	$13.19	5.60	$16,760

Exercisable at March 31, 2017	1,398,776	$13.06	5.51	$16,421

The total intrinsic value of options exercised during the year ended March 31, 2017 was $221,000.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the status of the Company’s restricted stock for the three months ended March 31, 2017.

	Restricted Stock Awards		Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	-	$-	-	$-	-	$-
Granted	3,066	22.85	13,012	24.27	14,686	21.60
Vested	(3,066)	22.85	-	-	-	-
Forfeited	-	-	-	-	-	-
Unvested at March 31, 2017	$-	$-	$13,012	$24.27	$14,686	$21.60

Restricted stock awards: On a semi-annual basis, stock awards are granted to the Bank’s directors as share-based compensation and vest upon grant date. The Company recognizes compensation expense for the fair value of these awards using the Company's common stock closing price at the date of grant.

Time-based restricted stock units: Time-based restricted stock units vest over a service period of three years. The Company recognizes compensation expense for the fair value of these units using the Company's common stock closing price at the date of grant, which vest on a straight-line basis over the requisite service period of the units.

Performance-based restricted stock units: Performance-based restricted stock units vests after a three year performance period with a two year holding period. The units vest with a share quantity in a range from zero to 150% dependent on the Company’s average return on average assets and earnings per share, each weighted 50%. The Company recognizes compensation expense over the vesting period, based on a fair value calculated using the Chaffe model. In this model, the discount is estimated as the value of an at-the money put option with a life equal to the restriction period, divided by the price of a fully liquid share of stock. Compensation expense is subject to adjustment based on management's assessment of the Company's performance relative to the target number of shares performance criteria.

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of March 31, 2017, the Company maintained a cash balance of $2.0 million with a correspondent bank to collateralize its position. The Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of March 31, 2017.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		March 31, 2017			December 31, 2016
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	46	$240,371	$6,059	51	$242,351	$7,095

Commercial loan customer interest rate swap position	Other Liabilities	35	151,434	(4,937)	33	148,097	(4,502)

Counterparty interest rate swap position	Other Liabilities	81	391,805	(1,200)	84	390,448	(2,687)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying Consolidated Statements of Income as follows:

	For The Three Months Ended March 31,
	2017			2016
	Interest Income Recorded in Interest Income	MTM (Loss) Gain Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(1,277)	$(1,036)	$(2,313)	$(1,372)	$9,792	$8,420

Counterparty interest rate swap position	1,277	1,036	2,313	1,372	(9,792)	(8,420)
Total	$-	$-	$-	$-	$-	$-

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2017, the notional amount of outstanding rate locks totaled approximately $16.5 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $17.4 million, which included mandatory forward commitments totaling approximately $12.0 million at March 31, 2017. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Offsetting of Financial Assets and Liabilities

The following tables present the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of March 31, 2017 and December 31, 2016, disaggregated by the class of collateral pledged.

	March 31, 2017				December 31, 2016
	Remaining Contractual Maturity of the Agreements				Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings U.S. Government agency obligations	$-	$6,000	$-	$6,000	$-	$-	$6,000	$6,000
Government sponsored residential mortgage-backed securities	-	4,500	-	4,500	-	-	4,500	4,500
Total repurchase agreement borrowings	-	10,500	-	10,500	-	-	10,500	10,500
Repurchase liabilities
U.S. Government agency obligations	19,526	-	-	19,526	18,867	-	-	18,867
Total repurchase liabilities	19,526	-	-	19,526	18,867	-	-	18,867
Total	$19,526	$10,500	$-	$30,026	$18,867	$-	$10,500	$29,367

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at March 31, 2017 and December 31, 2016:

	March 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$6,059	$-	$6,059	$-	$-	$1,950	$4,109
Total	$6,059	$-	$6,059	$-	$-	$1,950	$4,109

	March 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$6,137	$-	$6,137	$-	$-	$1,950	$4,187
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$16,637	$-	$16,637	$-	$10,500	$1,950	$4,187

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,095	$-	$7,095	$-	$-	$2,000	$5,095
Total	$7,095	$-	$7,095	$-	$-	$2,000	$5,095

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,189	$-	$7,189	$-	$-	$2,000	$5,189
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$17,689	$-	$17,689	$-	$10,500	$2,000	$5,189

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

	March 31,	December 31,
	2017	2016
(Dollars in thousands)
Approved loan commitments	$29,246	$102,436
Unadvanced portion of construction loans	59,961	57,124
Unused lines for home equity loans	202,778	199,191
Unused revolving lines of credit	349	355
Unused commercial letters of credit	3,800	3,820
Unused commercial lines of credit	235,576	246,622
	$531,710	$609,548

Financial instruments with off-balance sheet risk had a valuation allowance of $130,000 and $153,000 as of March 31, 2017 and December 31, 2016, respectively.

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

At March 31, 2017 and December 31, 2016, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the three months ended March 31, 2017 and 2016.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, preferred equity securities and marketable equity securities. Level 2 securities include U.S. treasury obligations, U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, trust preferred debt securities, and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at March 31, 2017 and December 31, 2016.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a (loss) gain of ($44,000) and $55,000 for the three months ended March 31, 2017 and 2016, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the financial instruments carried at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$24,997	$-	$24,997	$-
U.S. Government agency obligations	70,743	-	70,743	-
Government sponsored residential mortgage-backed securities	3,417	-	3,417	-
Corporate debt securities	512	-	512	-
Preferred equity securities	1,845	1,845	-	-
Marketable equity securities	184	184	-	-
Mutual funds	3,843	-	3,843	-
Securities available-for-sale	105,541	2,029	103,512	-
Interest rate swap derivative	6,059	-	6,059	-
Derivative loan commitments	273	-	-	273
Total	$111,873	$2,029	$109,571	$273

Liabilities
Interest rate swap derivative	$6,137	$-	$6,137	$-
Forward loan sales commitments	134	-	-	134
Total	$6,271	$-	$6,137	$134

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$19,968	$-	$19,968	$-
U.S. Government agency obligations	73,711	-	73,711	-
Government sponsored residential mortgage-backed securities	3,569	-	3,569	-
Corporate debt securities	515	-	515	-
Preferred equity securities	1,746	1,746	-	-
Marketable equity securities	182	182	-	-
Mutual funds	3,829	-	3,829	-
Securities available-for-sale	103,520	1,928	101,592	-
Interest rate swap derivative	7,095	-	7,095	-
Derivative loan commitments	95	-	-	95
Forward loan sales commitments	88	-	-	88
Total	$110,798	$1,928	$108,687	$183

Liabilities
Interest rate swap derivative	$7,189	$-	$7,189	$-
Total	$7,189	$-	$7,189	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended March 31,
	2017	2016
(Dollars in thousands)
Balance, at beginning of period	$183	$137
Total realized (loss) gain:
Included in earnings	(44)	55
Balance, at the end of period	$139	$192

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$139	Adjusted quoted prices in active markets	Embedded servicing value	1.38%

December 31, 2016
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$183	Adjusted quoted prices in active markets	Embedded servicing value	1.33%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2017			December 31, 2016
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$2,561	$-	$-	$3,727

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

Impaired Loans: Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria. As appraisals on impaired loans are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of March 31, 2017 and December 31, 2016.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. There were no other real estate owned at March 31, 2017 and December 31, 2016.

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$2,561	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

December 31, 2016
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$3,727	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments totaled $2.3 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company recognized a $10,000 and $47,000 other-than-temporary impairment charge on its limited partnerships for the three months ended March 31, 2017 and 2016, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $11,000 and $129,000 for the three months ended March 31, 2017 and 2016, respectively. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of March 31, 2017.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

		March 31, 2017		December 31, 2016
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$50,320	$50,360	$33,061	$33,041
Securities available-for-sale	See previous table	105,541	105,541	103,520	103,520
Loans	Level 3	2,606,870	2,560,640	2,547,512	2,515,906
Loans held-for-sale	Level 2	2,464	2,524	3,270	3,289
Mortgage servicing rights	Level 3	4,837	6,621	4,817	6,166
Federal Home Loan Bank of Boston stock	Level 2	16,418	16,418	16,378	16,378
Alternative investments	Level 3	2,261	2,280	2,228	2,045
Interest rate swap derivatives	Level 2	6,059	6,059	7,095	7,095
Derivative loan commitments	Level 3	273	273	95	95
Forward loan sales commitments	Level 3	-	-	88	88

Financial liabilities
Deposits other than time deposits	Level 1	1,821,731	1,821,731	1,773,807	1,773,807
Time deposits	Level 2	466,121	470,092	464,570	468,472
Federal Home Loan Bank of Boston advances	Level 2	282,057	281,765	282,057	286,629
Repurchase agreement borrowings	Level 2	10,500	10,425	10,500	10,428
Repurchase liabilities	Level 2	19,526	19,519	18,867	18,862
Interest rate swap derivatives	Level 2	6,137	6,137	7,189	7,189
Forward loan sales commitments	Level 3	134	134	-	-

16.	Regulatory Matters

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Management believes, as of March 31, 2017 and December 31, 2016 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2017. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At March 31, 2017
Total Capital (to Risk Weighted Assets)	$259,151	11.23%	$184,648	8.00%	$230,810	10.00%
Tier I Capital (to Risk Weighted Assets)	237,672	10.30	138,486	6.00	184,648	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	237,672	10.30	103,865	4.50	150,027	6.50
Tier I Leverage Capital (to Average Assets)	237,672	8.29	114,635	4.00	143,293	5.00

At December 31, 2016
Total Capital (to Risk Weighted Assets)	$253,921	11.28%	$180,043	8.00%	$225,053	10.00%
Tier I Capital (to Risk Weighted Assets)	232,239	10.32	135,033	6.00	180,044	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	232,239	10.32	101,275	4.50	146,286	6.50
Tier I Leverage Capital (to Average Assets)	232,239	8.18	113,598	4.00	141,997	5.00

First Connecticut Bancorp, Inc.:

At March 31, 2017
Total Capital (to Risk Weighted Assets)	$292,426	12.67%	$184,676	8.00%	$230,846	10.00%
Tier I Capital (to Risk Weighted Assets)	270,947	11.74	138,508	6.00	184,677	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	270,947	11.74	103,881	4.50	150,050	6.50
Tier I Leverage Capital (to Average Assets)	270,947	9.45	114,654	4.00	143,317	5.00

At December 31, 2016
Total Capital (to Risk Weighted Assets)	$288,273	12.80%	$180,113	8.00%	$225,141	10.00%
Tier I Capital (to Risk Weighted Assets)	266,591	11.84	135,084	6.00	180,112	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	266,591	11.84	101,313	4.50	146,341	6.50
Tier I Leverage Capital (to Average Assets)	266,591	9.39	113,624	4.00	142,030	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

17.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive loss, net of tax by component:

	For the Three Months Ended March 31, 2017
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2016	$(263)	$(6,427)	$(6,690)
Other comprehensive income during the period	89	-	89
Amount reclassified from accumulated other comprehensive income, net of tax	-	105	105
Net change	89	105	194
Balance at March 31, 2017	$(174)	$(6,322)	$(6,496)

	For the Three Months Ended March 31, 2016
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2015	$(249)	$(6,913)	$(7,162)
Other comprehensive income during the period	415	-	415
Amount reclassified from accumulated other comprehensive income, net of tax	-	106	106
Net change	415	106	521
Balance at March 31, 2016	$166	$(6,807)	$(6,641)

The following tables present a reconciliation of the changes in components of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, including the amount of income tax expense allocated to each component of other comprehensive income (loss):

	For the Three Months Ended March 31, 2017
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$137	$(48)	$89
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	137	(48)	89
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	163	(58)	105
Total other comprehensive income	$300	$(106)	$194

	For the Three Months Ended March 31, 2016
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$642	$(227)	$415
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	642	(227)	415
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	164	(58)	106
Total other comprehensive income	$806	$(285)	$521

(1)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

18.	Legal Actions

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

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of March 31, 2017 our total risk-based capital ratio was 12.67%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We recently expanded into western Massachusetts opening two de novo branches in the fourth quarter of 2015 and opened a de novo branch in Vernon, Connecticut during the second quarter of 2016. We plan to open a branch in Manchester, Connecticut in 2017 and continue to evaluate future growth through de novo branching.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2017.

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

Other – Includes installment, collateral, demand, revolving credit and resort loans to customers with acceptable credit ratings residing primarily in our market area.  Installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts, and unsecured personal loans.  The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment. The resort portfolio consists of a direct receivable loan outside the Northeast which is amortizing to its contractual obligations.  The Bank has exited the resort financing market with a residual portfolio remaining.

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate, construction and commercial loans by the present value of expected cash flows discounted at the effective interest rate; the fair value of the collateral, if applicable; or the observable market price for the loan. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement or they are nonaccrual loans with outstanding balances greater than $100,000.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at March 31, 2017 and December 31, 2016.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At March 31, 2017 and December 31, 2016, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At March 31, 2017 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through 2016. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of March 31, 2017, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. At March 31, 2017, our net deferred tax asset was $14.8 million.

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets increased $66.7 million at March 31, 2017 to $2.9 billion compared to December 31, 2016, largely reflecting an increase in net loans.

Our investment portfolio totaled $155.9 million or 5.4% of total assets and $136.6 million or 4.8% of total assets at March 31, 2017 and December 31, 2016, respectively. Available-for-sale investment securities totaled $105.5 million at March 31, 2017 compared to $103.5 million at December 31, 2016. Securities held-to-maturity totaled $50.3 million and $33.1 million at March 31, 2017 and December 31, 2016, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $59.5 million at March 31, 2017 to $2.6 billion compared to December 31, 2016 primarily driven by a $46.8 million increase residential real estate. The allowance for loan losses decreased $180,000 to $21.3 million at March 31, 2017 from $21.5 million at December 31, 2016. At March 31, 2017, the allowance for loan losses represented 0.82% of total loans and 133.63% of non-performing loans, compared to 0.85% of total loans and 122.60% of non-performing loans as of December 31, 2016.

Total liabilities increased $62.2 million to $2.6 billion at March 31, 2017 compared to December 31, 2016. Deposits increased $72.7 million to $2.3 billion at March 31, 2017 primarily due to a $56.6 million increase in seasonal municipal deposit. We had municipal deposit balances totaling $451.2 million and $394.5 million at March 31, 2017 and December 31, 2016, respectively. Federal Home Loan Bank of Boston advances decreased $5 million to $282.1 million at March 31, 2017 from $287.1 million at December 31, 2016 due to our increased deposits funding our organic loan and securities growth.

Stockholders’ equity increased $4.5 million to $264.7 million compared to December 31, 2016 primarily due to $5.1 million in net income. The Company paid cash dividends totaling $1.8 million or $0.11 per share during the three months ended March 31, 2017.

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

	For The Three Months Ended March 31,
	2017			2016
	Average Balance	Interest and Dividends (1)	Yield/ Cost	Average Balance	Interest and Dividends (1)	Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,576,295	$23,101	3.64%	$2,366,935	$21,132	3.59%
Securities	142,929	529	1.50%	154,534	483	1.26%
Federal Home Loan Bank of Boston stock	16,165	151	3.79%	19,804	187	3.80%
Federal funds and other earning assets	6,351	27	1.72%	27,148	32	0.47%
Total interest-earning assets	2,741,740	23,808	3.52%	2,568,421	21,834	3.42%
Noninterest-earning assets	118,104			127,192
Total assets	$2,859,844			$2,695,613

Interest-bearing liabilities:
NOW accounts	$602,631	$528	0.36%	$522,876	$380	0.29%
Money market	529,409	970	0.74%	478,954	995	0.84%
Savings accounts	231,465	61	0.11%	216,102	58	0.11%
Certificates of deposit	466,852	1,352	1.17%	450,917	1,303	1.16%
Total interest-bearing deposits	1,830,357	2,911	0.64%	1,668,849	2,736	0.66%
Federal Home Loan Bank of Boston advances	245,591	949	1.57%	272,610	967	1.43%
Repurchase agreement borrowings	10,500	95	3.67%	10,500	95	3.64%
Repurchase liabilities	24,984	7	0.11%	47,543	19	0.16%
Total interest-bearing liabilities	2,111,432	3,962	0.76%	1,999,502	3,817	0.77%
Noninterest-bearing deposits	433,058			390,926
Other noninterest-bearing liabilities	49,886			56,765
Total liabilities	2,594,376			2,447,193
Stockholders' equity	265,468			248,420
Total liabilities and stockholders' equity	$2,859,844			$2,695,613

Tax-equivalent net interest income		$19,846			$18,017
Less: tax-equivalent adjustment		(596)			(511)
Net interest income		$19,250			$17,506

Net interest rate spread (2)			2.76%			2.65%
Net interest-earning assets (3)	$630,308			$568,919
Net interest margin (4)			2.94%			2.82%
Average interest-earning assets to average interest-bearing liabilities		129.85%			128.45%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2017 vs. 2016
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$1,721	$248	$1,969
Investment securities	(39)	85	46
Federal Home Loan Bank of Boston stock	(36)	-	(36)
Federal funds and other earning assets	(39)	34	(5)
Total interest-earning assets	1,607	367	1,974

Interest-bearing liabilities:
NOW accounts	61	87	148
Money market	94	(119)	(25)
Savings accounts	4	(1)	3
Certificates of deposit	38	11	49
Total interest-bearing deposits	197	(22)	175
Federal Home Loan Bank of Boston advances	(104)	86	(18)
Repurchase agreement borrowing	-	-	-
Repurchase liabilities	(7)	(5)	(12)
Total interest-bearing liabilities	86	59	145
Increase in net interest income	$1,521	$308	$1,829

Summary of Operating Results for the Three Months Ended March 31, 2017 and 2016

The following discussion provides a summary and comparison of our operating results for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Net interest income	$19,250	$17,506	$1,744	10.0%
Provision for loan losses	325	217	108	49.8
Noninterest income	3,165	2,900	265	9.1
Noninterest expense	15,152	15,277	(125)	(0.8)
Income before taxes	6,938	4,912	2,026	41.2
Income tax expense	1,845	1,299	546	42.0
Net income	$5,093	$3,613	$1,480	41.0%

For the three months ended March 31, 2017, net income increased $1.5 million compared to the three months ended March 31, 2016. The increase in net income was driven by a $1.7 million increase in net interest income.

Comparison of Operating Results for the three months ended March 31, 2017 and 2016

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $19.3 million and $17.5 million for the three months ended March 31, 2017 and 2016, respectively. Net interest income increased $1.7 million primarily due to a $209.4 million increase in the average loan balance and a 5 basis point increase in the loan yield to 3.64%. The yield on average interest-earning assets increased 10 basis points to 3.52% for the first quarter of 2017 from 3.42% for the prior year quarter. The increase was primarily due to a 5 basis point increase in the loans receivable yield and increases in the investment yields. The cost of average interest-bearing liabilities decreased 1 basis point to 0.76% for the first quarter of 2017 compared to the prior year quarter. Net interest margin increased 12 basis points to 2.94% in the first quarter of 2017 compared to 2.82% in the prior year quarter primarily due to the recent increases in the prime interest rate.

Interest expense increased $145,000 for the first quarter of 2017 to $4.0 million compared to the prior year quarter. The cost of average interest-bearing liabilities decreased 1 basis point to 0.76% for the first quarter of 2017 compared to the prior year quarter. Average balances of noninterest-bearing deposits grew at a rate of 10.8%, while total average interest-bearing deposits grew at a rate of 9.7% for the first quarter in 2017 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $325,000 and $217,000 for the three months ended March 31, 2017 and 2016, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs in the first quarter of 2017 were $505,000 or 0.08% to average loans (annualized) compared to $241,000 or 0.04% to average loans (annualized) in the prior year quarter.

At March 31, 2017, the allowance for loan losses totaled $21.3 million, or 0.82% of total loans and 133.63% of non-performing loans, compared to an allowance for loan losses of $21.5 million, or 0.85% of total loans and 122.60% of non-performing loans at December 31, 2016.

Noninterest Income: The following table summarizes noninterest income for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,506	$1,484	$22	1.5%
Net gain on loans sold	416	490	(74)	(15.1)
Brokerage and insurance fee income	50	54	(4)	(7.4)
Bank owned life insurance income	319	414	(95)	(22.9)
Other	874	458	416	90.8
Total noninterest income	$3,165	$2,900	$265	9.1%

Total noninterest income increased $265,000 to $3.2 million in the first quarter of 2017 compared to the prior year quarter primarily due to a $416,000 increase in other noninterest income offset by a $169,000 decrease in net gains on loans sold and bank owned life insurance. Other noninterest income increased $416,000 to $874,000 in the first quarter of 2017 compared to the prior year quarter primarily due to a $396,000 increase in swap fees.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$9,327	$9,376	$(49)	(0.5)%
Occupancy expense	1,313	1,219	94	7.7
Furniture and equipment expense	984	1,061	(77)	(7.3)
FDIC assessment	428	404	24	5.9
Marketing	567	421	146	34.7
Other operating expenses	2,533	2,796	(263)	(9.4)
Total noninterest expense	$15,152	$15,277	$(125)	(0.8)%

Noninterest expense decreased $125,000 in the first quarter of 2017 to $15.2 million compared to the prior year quarter primarily due to a $263,000 decrease in other operating expenses offset by a $146,000 increase in marketing expenses. Other operating expenses decreased $263,000 to $2.5 million primarily due to decreases in check and debit card losses and a one-time charge relating to reissuing EMV chip debit cards in the prior year quarter. Marketing expense increased $146,000 primarily due to efforts to increase the Bank’s sales support in central Connecticut and western Massachusetts.

Income tax expense was $1.8 million in the first quarter of 2017 and $1.3 million in the prior year quarter. Increase in income tax expense was primarily due to a $2.0 million increase in income before taxes over the prior year.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2017, $36.4 million of our assets were invested in cash and cash equivalents compared to $47.7 million at December 31, 2016. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the three months ended March 31, 2017 and 2016, loan originations and purchases, net of collected principal and loan sales, totaled $59.4 million and $8.9 million, respectively.  Cash received from the calls and maturities of available-for-sale investment securities totaled $13.2 million and $48.4 million for the three months ended March 31, 2017 and 2016, respectively. We purchased $15.0 million and $44.0 million of available-for-sale investment securities during the three months ended March 31, 2017 and 2016, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At March 31, 2017, we had $282.1 million in advances from the FHLBB and an additional available borrowing limit of $573.9 million, compared to $287.1 million in advances from the FHLBB and an additional available borrowing limit of $544.7 million at December 31, 2016, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $79.5 million and $83.5 million at March 31, 2017 and December 31, 2016, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $726.1 million and $709.4 million at March 31, 2017 and December 31, 2016, respectively. Other sources of funds include access to pre-approved unsecured lines of credit with financial institutions for $55.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at March 31, 2017. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $62.2 million on an overnight basis as of March 31, 2017. The funding arrangement was collateralized by $121.1 million in pledged commercial real estate loans as of March 31, 2017.

We had outstanding commitments to originate loans of $29.2 million and $102.4 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $502.5 million and $507.1 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, time deposits scheduled to mature in less than one year totaled $294.3 million and $327.9 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $55.0 million unsecured lines of credit with financial institutions, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $62.2 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on the scenarios run at each of the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At March 31, 2017	At December 31, 2016
100 basis point decrease	(7.52)%	(7.57)%
100 basis point increase	3.37%	3.70%
200 basis point increase	2.28%	3.19%
300 basis point increase	0.86%	2.34%
400 basis point increase	(1.80)%	0.13%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 13, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending March 31, 2017, the Company did not make any repurchases of common stock.

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its then current outstanding common stock. Shares repurchased under that approval are shown above. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of First Connecticut Bancorp, Inc. (filed as Exhibit 3.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

3.2.2	Second Amended and Restated Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2.2 to the Form 8-K filed for the Company on February 23, 2016, and incorporated herein by reference).

4.1	Form of Common Stock Certificate of First Connecticut Bancorp, Inc. (filed as Exhibit 4.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.1	First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on the Form S-8 filed on July 12, 2016, and incorporated herein by reference).

10.2	Supplemental Executive Retirement Plan of Farmington Bank (filed as Exhibit 10.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.3	Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.3 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.4	First Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.4.1	Second Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).

10.5	Voluntary Deferred Compensation Plan for Key Employees (filed as Exhibit 10.5 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.6	Life Insurance Premium Reimbursement Agreement between Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.6 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.7	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Gregory A. White (filed as Exhibit 10.7 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.8	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.8.1	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).

10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.9.1	Amended Annual Incentive Compensation Plan (filed as Exhibit 10.9.1 to the Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, and incorporated herein by reference)

10.10	Supplemental Retirement Plan Participation Agreement between John J. Patrick, Jr. and Farmington Bank (filed as Exhibit 10.10 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.11	Supplemental Retirement Plan Participation Agreement between Michael T. Schweighoffer and Farmington Bank (filed as Exhibit 10.11 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.12	Supplemental Retirement Plan Participation Agreement between Gregory A. White and Farmington Bank (filed as Exhibit 10.12 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.13	Employment Agreement among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.1 Employment Agreement on Form 8-K for the Company on April 24, 2012 and incorporated herein by reference).

10.13.1	Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference) (term currently extended to December 31, 2019).

10.14	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-Q filed for the Company on May 15, 2012, and incorporated herein by reference).

10.15	First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Appendix A in the Definitive Proxy Statement on Form 14A filed on June 6, 2012 and amended on July 2, 2012 (File No. 001-35209-12890818 and 12960688).

10.16	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.17	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Gregory A. White (filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.18	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.19	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Kenneth F. Burns (filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.20	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Catherine M. Burns (filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

21.1	Subsidiaries of First Connecticut Bancorp, Inc. and Farmington Bank (filed as Exhibit 21.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CONNECTICUT BANCORP, INC.

Date: May 4, 2017	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: May 4, 2017	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

