Form 10-Q
period 2017-06-30
First Connecticut Bancorp, Inc.
filed 2017-08-03
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 24, 2017, there were 15,945,246 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
	2017	2016
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$37,308	$44,086
Interest bearing deposits with other institutions	9,243	3,637
Total cash and cash equivalents	46,551	47,723
Securities held-to-maturity, at amortized cost	50,655	33,061
Securities available-for-sale, at fair value	112,443	103,520
Loans held for sale	2,537	3,270
Loans (1)	2,666,655	2,547,512
Allowance for loan losses	(22,037)	(21,529)
Loans, net	2,644,618	2,525,983
Premises and equipment, net	17,609	18,002
Federal Home Loan Bank of Boston stock, at cost	19,583	16,378
Accrued income receivable	7,939	7,432
Bank-owned life insurance	56,802	51,726
Deferred income taxes, net	13,970	14,795
Prepaid expenses and other assets	19,419	15,665
Total assets	$2,992,126	$2,837,555

Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,799,955	$1,773,807
Noninterest-bearing	445,049	441,283
	2,245,004	2,215,090
Federal Home Loan Bank of Boston advances	389,458	287,057
Repurchase agreement borrowings	10,500	10,500
Repurchase liabilities	36,101	18,867
Accrued expenses and other liabilities	42,227	45,865
Total liabilities	2,723,290	2,577,379

Commitments and contingencies (Note 18)	-	-

Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 17,947,647 shares issued and 15,942,614 shares outstanding at June 30, 2017 and 17,947,647 shares issued and 15,897,698 shares outstanding at December 31, 2016	181	181
Additional paid-in-capital	184,871	184,111
Unallocated common stock held by ESOP	(10,053)	(10,567)
Treasury stock, at cost (2,005,033 shares at June 30, 2017 and 2,049,949 shares at December 31, 2016)	(29,770)	(30,400)
Retained earnings	129,972	123,541
Accumulated other comprehensive loss	(6,365)	(6,690)
Total stockholders' equity	268,836	260,176
Total liabilities and stockholders' equity	$2,992,126	$2,837,555

(1) Loans include net deferred loan costs of $4.4 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$18,056	$16,120	$35,614	$32,027
Other	5,209	4,858	10,156	9,572
Interest and dividends on investments
United States Government and agency obligations	598	448	1,072	866
Other bonds	7	14	14	27
Corporate stocks	216	232	415	471
Other interest income	30	26	57	58
Total interest income	24,116	21,698	47,328	43,021
Interest expense
Deposits	3,026	2,735	5,937	5,471
Federal Home Loan Bank of Boston advances	1,164	980	2,113	1,947
Repurchase agreement borrowings	96	96	191	191
Repurchase liabilities	7	15	14	34
Total interest expense	4,293	3,826	8,255	7,643
Net interest income	19,823	17,872	39,073	35,378
Provision for loan losses	710	801	1,035	1,018
Net interest income after provision for loan losses	19,113	17,071	38,038	34,360
Noninterest income
Fees for customer services	1,572	1,530	3,078	3,014
Net gain on loans sold	711	751	1,127	1,241
Brokerage and insurance fee income	55	54	105	108
Bank owned life insurance income	598	307	917	721
Other	940	(25)	1,814	433
Total noninterest income	3,876	2,617	7,041	5,517
Noninterest expense
Salaries and employee benefits	10,036	9,213	19,363	18,589
Occupancy expense	1,187	1,189	2,500	2,408
Furniture and equipment expense	985	1,018	1,969	2,079
FDIC assessment	410	383	838	787
Marketing	708	544	1,275	965
Other operating expenses	2,552	2,297	5,085	5,093
Total noninterest expense	15,878	14,644	31,030	29,921
Income before income taxes	7,111	5,044	14,049	9,956
Income tax expense	2,109	1,401	3,954	2,700
Net income	$5,002	$3,643	$10,095	$7,256

Net earnings per share (See Note 3):
Basic	$0.33	$0.24	$0.67	$0.49
Diluted	0.32	0.24	0.64	0.48
Dividends per share	0.12	0.07	0.23	0.14

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands)
Net income	$5,002	$3,643	$10,095	$7,256
Other comprehensive income, before tax
Unrealized gains on securities:
Unrealized holding gains arising during the period	41	126	178	768
Less: reclassification adjustment for gains included in net income	-	-	-	-
Net change in unrealized gains	41	126	178	768
Change related to pension and other postretirement benefit plans	162	163	325	327
Other comprehensive income, before tax	203	289	503	1,095
Income tax expense	72	103	178	388
Other comprehensive income, net of tax	131	186	325	707
Comprehensive income	$5,133	$3,829	$10,420	$7,963

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2015	15,881,663	$181	$181,997	$(11,626)	$(30,602)	$112,933	$(7,162)	$245,721
ESOP shares released and committed to be released	-	-	250	526	-	-	-	776
Cash dividend paid ($0.14 per common share)	-	-	-	-	-	(2,209)	-	(2,209)
Treasury stock acquired	(156,800)	-	-	-	(2,527)	-	-	(2,527)
Stock options exercised	93,631	-	(45)	-	1,261	-	-	1,216
Tax expense from stock-based compensation	-	-	7	-	-	-	-	7
Share based compensation expense	-	-	1,295	-	-	-	-	1,295
Net income	-	-	-	-	-	7,256	-	7,256
Other comprehensive income	-	-	-	-	-	-	707	707
Balance at June 30, 2016	15,818,494	$181	$183,504	$(11,100)	$(31,868)	$117,980	$(6,455)	$252,242

Balance at December 31, 2016	15,897,698	$181	$184,111	$(10,567)	$(30,400)	$123,541	$(6,690)	$260,176
ESOP shares released and committed to be released	-	-	639	514	-	-	-	1,153
Cash dividend paid ($0.23 per common share)	-	-	-	-	-	(3,664)	-	(3,664)
Stock options exercised	41,850	-	(21)	-	588	-	-	567
Share based compensation expense	3,066	-	142	-	42	-	-	184
Net income	-	-	-	-	-	10,095	-	10,095
Other comprehensive income	-	-	-	-	-	-	325	325
Balance at June 30, 2017	15,942,614	$181	$184,871	$(10,053)	$(29,770)	$129,972	$(6,365)	$268,836

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$10,095	$7,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,035	1,018
(Reversal of) provision for off-balance sheet commitments	(92)	(428)
Depreciation and amortization	1,020	1,210
Amortization of ESOP expense	1,153	776
Share based compensation expense	184	1,295
Loans originated for sale	(52,634)	(76,572)
Proceeds from the sale of loans held for sale	54,494	80,538
Loss on disposal of premises and equipment	-	8
Loss (gain) on fair value adjustment for mortgage banking derivatives	51	(39)
Impairment losses on alternative investments	10	47
Mortgage servicing rights impairment	-	374
Writedowns on foreclosed real estate	-	21
Loss on sale of foreclosed real estate	-	1
Net gain on loans sold	(1,127)	(1,241)
Net (accretion) amortization of investment security discounts and premiums	(23)	(40)
Change in net deferred loan fees and costs	(525)	208
(Increase) decrease in accrued income receivable	(507)	11
Deferred income tax	647	(350)
Increase in cash surrender value of bank-owned life insurance	(645)	(639)
Increase in prepaid expenses and other assets	(3,749)	(14,497)
(Decrease) increase in accrued expenses and other liabilities	(3,287)	14,303
Net cash provided by operating activities	6,100	13,260
Cash flows from investing activities
Maturities, calls and principal payments of securities held-to-maturity	5,115	24,606
Maturities, calls and principal payments of securities available-for-sale	16,302	79,854
Purchases of securities held-to-maturity	(22,709)	-
Purchases of securities available-for-sale	(25,024)	(96,018)
Loan originations, net of principal repayments	(119,145)	(63,237)
(Purchases) redemptions of Federal Home Loan Bank of Boston stock, net	(3,205)	3,489
Purchase of bank-owned life insurance	(5,000)	-
Proceeds from sale of foreclosed real estate	-	167
Proceeds from bank-owned life insurance	569	228
Purchases of premises and equipment	(627)	(1,570)
Net cash used in investing activities	(153,724)	(52,481)
Cash flows from financing activities
Net proceeds from (payments on) Federal Home Loan Bank of Boston advances	102,401	(37,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	6,365	23,682
Net increase in time deposits	23,549	36,398
Net increase in repurchase liabilities	17,234	27,258
Stock options exercised	567	1,216
Excess tax expense from stock-based compensation	-	7
Repurchase of common stock	-	(2,527)
Cash dividend paid	(3,664)	(2,209)
Net cash provided by financing activities	146,452	46,825
Net (decrease) increase in cash and cash equivalents	(1,172)	7,604
Cash and cash equivalents at beginning of period	47,723	59,139
Cash and cash equivalents at end of period	$46,551	$66,743

Supplemental disclosure of cash flow information
Cash paid for interest	$8,258	$7,655
Cash paid for income taxes	3,602	3,097
Loans transferred to other real estate owned	-	189

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 600,945 shares remaining available to be repurchased at June 30, 2017.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2017 and December 31, 2016, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2017.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at June 30, 2017 and December 31, 2016.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $-0- as of June 30, 2017 and December 31, 2016, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $4.3 million at June 30, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for annual years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company is assessing the impact of ASU 2017-09 on its accounting and disclosures.

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $15.5 million and $9.5 million to meet these requirements at June 30, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands, except per share data):

Net income	$5,002	$3,643	$10,095	$7,256
Less: Dividends to participating shares	(3)	(9)	(6)	(18)
Income allocated to participating shares	(6)	(22)	(8)	(43)
Net income allocated to common stockholders	$4,993	$3,612	$10,081	$7,195

Weighted-average shares issued	17,975,345	17,976,893	17,967,541	17,976,893

Less: Average unallocated ESOP shares	(826,559)	(921,744)	(838,298)	(933,600)
Average treasury stock	(2,013,898)	(2,163,407)	(2,021,628)	(2,173,831)
Average unvested restricted stock	(27,698)	(126,290)	(19,894)	(126,290)
Weighted-average basic shares outstanding	15,107,190	14,765,452	15,087,721	14,743,172

Plus: Average dilutive shares	683,922	311,839	653,779	300,383
Weighted-average diluted shares outstanding	15,791,112	15,077,291	15,741,500	15,043,555

Net earnings per share (1):
Basic	$0.33	$0.24	$0.67	$0.49
Diluted	$0.32	$0.24	$0.64	$0.48

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the three months ended June 30, 2017 and 2016, respectively, 785 and 59,000 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	June 30, 2017
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$30,816	$176	$-	$30,992	$-	$-	$30,992
U.S. Government agency obligations	71,000	43	(311)	70,732	-	-	70,732
Government sponsored residential mortgage-backed securities	3,121	151	-	3,272	-	-	3,272
Corporate debt securities	500	7	-	507	-	-	507
Preferred equity securities	2,000	-	(112)	1,888	-	-	1,888
Marketable equity securities	108	74	-	182	-	-	182
Mutual funds	5,125	-	(255)	4,870	-	-	4,870
Total securities available-for-sale	$112,670	$451	$(678)	$112,443	$-	$-	$112,443
Held-to-maturity
U.S. Treasury obligations	$4,990	$-	$-	$4,990	$65	$-	$5,055
U.S. Government agency obligations	24,000	-	-	24,000	-	(99)	23,901
Government sponsored residential mortgage-backed securities	21,665	-	-	21,665	178	-	21,843
Total securities held-to-maturity	$50,655	$-	$-	$50,655	$243	$(99)	$50,799

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$19,826	$142	$-	$19,968	$-	$-	$19,968
U.S. Government agency obligations	73,996	67	(352)	73,711	-	-	73,711
Government sponsored residential mortgage-backed securities	3,424	145	-	3,569	-	-	3,569
Corporate debt securities	500	15	-	515	-	-	515
Preferred equity securities	2,000	-	(254)	1,746	-	-	1,746
Marketable equity securities	108	75	(1)	182	-	-	182
Mutual funds	4,071	-	(242)	3,829	-	-	3,829
Total securities available-for-sale	$103,925	$444	$(849)	$103,520	$-	$-	$103,520
Held-to-maturity
U.S. Government agency obligations	$16,000	$-	$-	$16,000	$-	$(83)	$15,917
Government sponsored residential mortgage-backed securities	17,061	-	-	17,061	63	-	17,124
Total securities held-to-maturity	$33,061	$-	$-	$33,061	$63	$(83)	$33,041

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	June 30, 2017
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	8	$46,697	$(303)	$9,992	$(8)	$56,689	$(311)
Preferred equity securities	1	-	-	1,888	(112)	1,888	(112)
Mutual funds	1	-	-	4,869	(255)	4,869	(255)
	10	$46,697	$(303)	$16,749	$(375)	$63,446	$(678)
Held-to-maturity
U.S. Government agency obligations	4	$23,901	$(99)	$-	$-	$23,901	$(99)
Total investment securities in an unrealized loss position	14	$70,598	$(402)	$16,749	$(375)	$87,347	$(777)

	December 31, 2016
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	10	$66,644	$(352)	$-	$-	$66,644	$(352)
Preferred equity securities	1	-	-	1,746	(254)	1,746	(254)
Marketable equity securities	1	-	-	6	(1)	6	(1)
Mutual funds	1	-	-	3,830	(242)	3,830	(242)
	13	$66,644	$(352)	$5,582	$(497)	$72,226	$(849)
Held-to-maturity
U.S. Government agency obligations	2	$11,917	$(83)	$-	$-	$11,917	$(83)
Total investment securities in an unrealized loss position	15	$78,561	$(435)	$5,582	$(497)	$84,143	$(932)

Management believes that no individual unrealized loss as of June 30, 2017 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses greater than twelve months as of June 30, 2017:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at June 30, 2017.

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at June 30, 2017.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the six months ended June 30, 2017 and 2016.

There were no gross realized gains on sales of securities available-for-sale for the six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $132.9 million and $102.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at June 30, 2017 and December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	June 30, 2017
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$43,469	$43,413	$-	$-
Due after one year through five years	58,847	58,818	23,990	23,982
Due after five years through ten years	-	-	5,000	4,974
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	3,121	3,272	21,665	21,843
	$105,437	$105,503	$50,655	$50,799

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$33,475	$33,490	$-	$-
Due after one year through five years	60,847	60,704	16,000	15,917
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	3,424	3,569	17,061	17,124
	$97,746	$97,763	$33,061	$33,041

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $19.6 million and $16.4 million of FHLBB capital stock at June 30, 2017 and December 31, 2016, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at June 30, 2017. Capital adequacy, credit ratings, the value of the stock, overall financial condition of the FHLB system and FHLBB as well as current economic factors were analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired at June 30, 2017.

Alternative Investments

Alternative investments, which totaled $2.1 million and $2.2 million at June 30, 2017 and December 31, 2016, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at June 30, 2017. The Company recognized a $10,000 and $47,000 other-than-temporary impairment charge on its limited partnerships for the six months ended June 30, 2017 and 2016, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $240,000 and $178,000 for the six months ended June 30, 2017 and 2016, respectively. See a further discussion of fair value in Note 15 - Fair Value Measurements. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of June 30, 2017.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	June 30,	December 31,
	2017	2016
(Dollars in thousands)
Real estate:
Residential	$962,732	$907,946
Commercial	1,020,560	979,370
Construction	74,063	49,679
Commercial	431,243	430,539
Home equity line of credit	168,278	170,786
Other	5,410	5,348
Total loans	2,662,286	2,543,668
Net deferred loan costs	4,369	3,844
Loans	2,666,655	2,547,512
Allowance for loan losses	(22,037)	(21,529)
Loans, net	$2,644,618	$2,525,983

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments are as follows:

	For the Three Months Ended June 30, 2017
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$4,247	$(2)	$1	$8	$4,254
Commercial	11,240	-	2	391	11,633
Construction	518	-	-	133	651
Commercial	3,915	-	-	162	4,077
Home equity line of credit	1,380	-	-	(1)	1,379
Other	49	(29)	6	17	43
	$21,349	$(31)	$9	$710	$22,037

	For the Three Months Ended June 30, 2016
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate
Residential	$3,926	$-	$1	$(183)	$3,744
Commercial	10,245	-	-	244	10,489
Construction	296	-	-	31	327
Commercial	4,247	(191)	1	573	4,630
Home equity line of credit	1,420	-	-	71	1,491
Other	40	(72)	6	65	39
	$20,174	$(263)	$8	$801	$20,720

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2017
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$4,134	$(33)	$1	$152	$4,254
Commercial	11,131	(111)	2	611	11,633
Construction	425	-	-	226	651
Commercial	4,400	(322)	-	(1)	4,077
Home equity line of credit	1,398	-	-	(19)	1,379
Other	41	(80)	16	66	43
	$21,529	$(546)	$19	$1,035	$22,037

	For the Six Months Ended June 30, 2016
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$4,084	$(24)	$1	$(317)	$3,744
Commercial	10,255	-	-	234	10,489
Construction	231	-	-	96	327
Commercial	4,119	(342)	10	843	4,630
Home equity line of credit	1,470	-	-	21	1,491
Other	39	(158)	17	141	39
	$20,198	$(524)	$28	$1,018	$20,720

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$13,036	$127	$12,778	$145
Commercial	8,460	-	12,363	14
Construction	4,532	-	4,532	-
Commercial	1,379	-	2,029	112
Home equity line of credit	2,034	-	1,864	-
Other	566	6	707	7
	30,007	133	34,273	278

Loans collectively evaluated for impairment:
Real estate:
Residential	$955,410	$4,127	$900,352	$3,989
Commercial	1,010,806	11,633	965,718	11,117
Construction	69,531	651	45,147	425
Commercial	429,818	4,077	428,466	4,288
Home equity line of credit	166,244	1,379	168,922	1,398
Other	4,839	37	4,634	34
	2,636,648	21,904	2,513,239	21,251
Total	$2,666,655	$22,037	$2,547,512	$21,529

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans:
Real estate:
Residential	$9,664	$9,846
Commercial	78	976
Construction	4,532	4,532
Commercial	892	1,301
Home equity line of credit	798	862
Other	58	44
Total nonaccruing loans	16,022	17,561
Loans 90 days past due and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	$16,022	$17,561

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at June 30, 2017 and December 31, 2016:

	June 30, 2017
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	9	$1,663	8	$1,421	23	$7,889	40	$10,973	$-
Commercial	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	-	-	-	-	1	25	1	25	-
Home equity line of credit	-	-	1	7	3	400	4	407	-
Other	12	101	1	3	1	18	14	122	-
Total	21	$1,764	10	$1,431	29	$12,864	60	$16,059	$-

	December 31, 2016
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
(Dollars in thousands)	Past Due		Past Due		Past Due		Total		and Still
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	10	$1,226	6	$1,529	23	$7,979	39	$10,734	$-
Commercial	1	193	-	-	1	888	2	1,081	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	1	54	-	-	3	319	4	373	-
Home equity line of credit	-	-	2	85	3	377	5	462	-
Other	7	66	1	23	-	-	8	89	-
Total	19	$1,539	9	$1,637	31	$14,095	59	$17,271	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$12,070	$13,934	$-	$11,046	$12,833	$-
Commercial	8,460	8,494	-	9,496	9,636	-
Construction	4,532	4,532	-	4,532	4,532	-
Commercial	1,379	2,433	-	1,784	2,027	-
Home equity line of credit	2,034	2,087	-	1,864	1,909	-
Other	542	561	-	682	700	-
Total	29,017	32,041	-	29,404	31,637	-

Impaired loans with a valuation allowance:
Real estate:
Residential	966	990	127	1,732	1,796	145
Commercial	-	-	-	2,867	2,867	14
Construction	-	-	-	-	-	-
Commercial	-	-	-	245	894	112
Home equity line of credit	-	-	-	-	-	-
Other	24	24	6	25	25	7
Total	990	1,014	133	4,869	5,582	278
Total impaired loans	$30,007	$33,055	$133	$34,273	$37,219	$278

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2017	2017	2017	2016	2016	2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(Dollars in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,566	$31	$58	$11,260	$24	$48
Commercial	9,677	96	192	13,138	132	271
Construction	4,579	-	-	4,719	34	69
Commercial	1,590	5	8	3,101	8	19
Home equity line of credit	1,927	11	21	1,195	8	10
Other	648	7	14	941	9	19
Total	29,987	150	293	34,354	215	436

Impaired loans with a valuation allowance:
Real estate:
Residential	1,181	7	14	855	8	19
Commercial	2,151	17	51	2,913	35	70
Construction	-	-	-	-	-	-
Commercial	229	-	-	1,966	1	2
Home equity line of credit	-	-	-	-	-	-
Other	25	-	-	34	-	-
Total	3,586	24	65	5,768	44	91
Total impaired loans	$33,573	$174	$358	$40,122	$259	$527

There was no interest income recognized on a cash basis method of accounting for the three and six months ended June 30, 2017 and 2016.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at June 30, 2017 and December 31, 2016:

	June 30, 2017
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	17	$2,891	13	$4,969	30	$7,860
Commercial	1	457	-	-	1	457
Construction	-	-	1	4,532	1	4,532
Commercial	2	226	5	846	7	1,072
Home equity line of credit	12	1,314	-	-	12	1,314
Other	5	551	1	15	6	566
Total	37	$5,439	20	$10,362	57	$15,801

	December 31, 2016
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	15	$2,581	9	$4,433	24	$7,014
Commercial	2	3,333	-	-	2	3,333
Construction	-	-	1	4,532	1	4,532
Commercial	3	485	6	1,047	9	1,532
Home equity line of credit	8	1,075	1	58	9	1,133
Other	5	686	1	20	6	706
Total	33	$8,160	18	$10,090	51	$18,250

The recorded investment balances of TDRs were $15.8 million and $18.3 million at June 30, 2017 and December 31, 2016, respectively. TDRs on accrual status were $5.4 million and $8.2 million while TDRs on nonaccrual status were $10.4 million and $10.1 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At June 30, 2017 and December 31, 2016, the allowance for loan losses included specific reserves of $132,000 and $160,000 related to TDRs, respectively. For the six months ended June 30, 2017 and 2016, the Bank had charge-offs totaling $35,000 and $-0-, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $121,000 and $369,000 at June 30, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	2	$357	$357	6	$953	$946
Home equity line of credit	1	96	96	3	184	184
Total	3	$453	$453	$9	$1,137	$1,130

	For the Three Months Ended June 30, 2016			For the Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Home equity line of credit	3	$141	$141	6	$985	$984
Total	3	$141	$141	6	$985	$984

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate
Residential	2	$-	$-	$-	$357	$357
Home equity line of credit	1	-	-	-	96	96
Total	3	$-	$-	$-	$453	$453

	For the Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate
Residential	6	$89	$-	$331	$526	$946
Home equity line of credit	3	$88	$-	$-	$96	$184
Total	9	$177	$-	$331	$622	$1,130

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Home equity line of credit	3	$-	$-	$-	$141	$141
Total	3	$-	$-	$-	$141	$141

	For the Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Home equity line of credit	6	$-	$-	$-	$984	$984
Total	6	$-	$-	$-	$984	$984

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. The following loans defaulted during the twelve month period preceding the modification date during the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2017
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate
Construction	-	$-	1	$4,532
Total	-	$-	1	$4,532

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2016
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate
Residential	1	$301	1	$301
Total	1	$301	1	$301

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$951,626	$1,056	$10,050	$-	$962,732
Commercial	1,008,523	3,146	8,891	-	1,020,560
Construction	69,531	-	4,532	-	74,063
Commercial	402,821	14,928	13,494	-	431,243
Home equity line of credit	167,441	39	798	-	168,278
Other	5,321	29	60	-	5,410
Total Loans	$2,605,263	$19,198	$37,825	$-	$2,662,286

	December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$896,861	$852	$10,233	$-	$907,946
Commercial	968,109	1,991	9,270	-	979,370
Construction	45,147	-	4,532	-	49,679
Commercial	413,900	3,914	12,725	-	430,539
Home equity line of credit	169,834	83	869	-	170,786
Other	5,257	24	67	-	5,348
Total Loans	$2,499,108	$6,864	$37,696	$-	$2,543,668

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $4.9 million and $4.8 million at June 30, 2017 and December 31, 2016, respectively, and the balance is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $6.4 million and $6.2 million at June 30, 2017 and December 31, 2016, respectively. Mortgage servicing rights impairment totaling $-0- and $374,000 for the six months ended June 30, 2017 and 2016, respectively, is included as a component of other noninterest income in the accompanying Consolidated Statements of Income. Total loans sold with servicing rights retained were $40.0 million and $64.3 million for the six months ended June 30, 2017 and 2016, respectively. The net gain on loans sold totaled $1.1 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively, and is included in the accompanying Consolidated Statements of Income.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition, totaled $551.7 million and $540.4 million at June 30, 2017 and December 31, 2016, respectively. Loan servicing fees for others totaling $678,000 and $584,000 for the six months ended June 30, 2017 and 2016, respectively, are included as a component of other noninterest income in the accompanying Consolidated Statements of Income.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at June 30, 2017 and December 31, 2016. The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $55.0 million which were undrawn at June 30, 2017 and December 31, 2016, respectively. The Company has access to a $3.5 million unsecured line of credit agreement with a bank which expires on August 31, 2017. The line was undrawn at June 30, 2017 and December 31, 2016. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $389.5 million and $287.1 million at June 30, 2017 and December 31, 2016, respectively. Advances from the FHLBB are collateralized by first residential and commercial mortgages and home equity lines of credit with an estimated eligible collateral value of $1.4 billion at June 30, 2017 and December 31, 2016. The Company had available borrowings of $510.8 million and $544.7 million at June 30, 2017 and December 31, 2016, respectively, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $41.5 million and $83.5 million at June 30, 2017 and December 31, 2016, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $69.5 million and $64.2 million on an overnight basis at June 30, 2017 and December 31, 2016, respectively, and was undrawn as of June 30, 2017 and December 31, 2016. The funding arrangement was collateralized by $133.8 million and $128.7 million in pledged commercial real estate loans as of June 30, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities and cash with a fair value of $11.3 million at June 30, 2017 and December 31, 2016. Outstanding borrowings totaled $10.5 million at June 30, 2017 and December 31, 2016.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $36.1 million and $18.9 million at June 30, 2017 and December 31, 2016, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $45.9 million and $30.2 million as of June 30, 2017 and December 31, 2016, respectively.

8.	Deposits

Deposit balances are as follows:

	June 30,	December 31,
	2017	2016
(Dollars in thousands)
Noninterest-bearing demand deposits	$445,049	$441,283
Interest-bearing
NOW accounts	547,868	542,764
Money market	522,070	532,681
Savings accounts	241,898	233,792
Time deposits	488,119	464,570
Total interest-bearing deposits	1,799,955	1,773,807
Total deposits	$2,245,004	$2,215,090

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. Currently, this program is not being utilized. The Company also has established a relationship for brokered deposits. There were brokered deposits totaling $43.5 million and $43.2 million at June 30, 2017 and December 31, 2016, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $109.6 million and $99.8 million at June 30, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands)
Service cost	$-	$-	$14	$14
Interest cost	250	262	25	30
Expected return on plan assets	(296)	(278)	-	-
Amortization:
Loss	178	176	-	-
Prior service cost	-	-	(13)	(13)
Recognized net gain	-	-	(2)	-
Net periodic benefit cost	$132	$160	$24	$31

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands)
Service cost	$-	$-	$29	$28
Interest cost	500	525	51	60
Expected return on plan assets	(591)	(556)	-	-
Amortization:			-
Loss	354	352	-	-
Prior service cost	-	-	(25)	(25)
Recognized net gain	-	-	(4)	-
Net periodic benefit cost	$263	$321	$51	$63

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

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At June 30, 2017, the loan had an outstanding balance of $11.1 million and an interest rate of 4.75%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $1.2 million and $776,000 for the six months ended June 30, 2017 and 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Shares held by the ESOP include the following as of June 30, 2017:

Allocated	572,166
Committed to be released	47,289
Unallocated	810,961
1,430,416

The fair value of unallocated ESOP shares was $20.8 million at June 30, 2017.

10.	Stock Incentive Plans

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the Consolidated Statements of Income. For the three months ended June 30, 2017 and 2016, the Company recorded $73,000 and $644,000 of share-based compensation expense, respectively, comprised of $20,000 and $260,000 of stock option expense, respectively and $53,000 and $384,000 of restricted stock expense, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded $184,000 and $1.3 million of share-based compensation expense, respectively, comprised of $40,000 and $528,000 of stock option expense, respectively and $144,000 and $767,000 of restricted stock expense, respectively. Expected future compensation expense relating to the 46,350 non-vested options outstanding at June 30, 2017 is $129,000 over the remaining weighted-average period of 2.04 years. Expected future compensation expense relating to the 27,698 non-vested restricted stock outstanding at June 30, 2017 is $559,000 over the remaining weighted-average period of 2.65 years.

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

Weighted-average assumptions for the six months ended June 30, 2017 and 2016:

	2017	2016
Weighted per share average fair value of options granted	$5.09	$2.98
Weighted-average assumptions:
Risk-free interest rate	2.05%	1.59%
Expected volatility	22.08%	23.11%
Expected dividend yield	1.94%	2.13%
Weighted-average dividend yield	1.89 - 2.00%	1.72% - 2.35%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the six months ended June 30, 2017.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,460,376	$13.14
Granted	7,500	23.30
Exercised	(41,850)	13.56
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2017	1,426,026	$13.18	5.35	$17,770

Exercisable at June 30, 2017	1,379,676	$13.05	5.25	$17,391

The total intrinsic value of options exercised during the six months ended June 30, 2017 was $457,000.

The following is a summary of the status of the Company’s restricted stock for the three months ended June 30, 2017.

	Restricted Stock Awards		Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	-	$-	-	$-	-	$-
Granted	3,066	22.85	13,012	24.27	14,686	21.60
Vested	(3,066)	22.85	-	-	-	-
Forfeited	-	-	-	-	-	-
Unvested at June 30, 2017	$-	$-	$13,012	$24.27	$14,686	$21.60

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of June 30, 2017, the Company maintained a cash balance of $7.4 million with a correspondent bank to collateralize its position. The Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company is in compliance with the above provisions as of June 30, 2017.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		June 30, 2017			December 31, 2016
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	57	$295,774	$7,863	51	$242,351	$7,095

Commercial loan customer interest rate swap position	Other Liabilities	30	133,732	(3,897)	33	148,097	(4,502)

Counterparty interest rate swap position	Other Liabilities	87	429,506	(4,065)	84	390,448	(2,687)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying Consolidated Statements of Income as follows:

	For The Three Months Ended June 30,
	2017			2016
	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(1,093)	$1,804	$711	$(1,441)	$5,190	$3,749

Counterparty interest rate swap position	1,093	(1,804)	(711)	1,441	(5,190)	(3,749)
Total	$-	$-	$-	$-	$-	$-

	For The Six Months Ended June 30,
	2017			2016
	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
(Dollars in thousands)
Commercial loan customer interest rate swap position	$(2,370)	$768	$(1,602)	$(2,813)	$14,982	$12,169

Counterparty interest rate swap position	2,370	(768)	1,602	2,813	(14,982)	(12,169)
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2017, the notional amount of outstanding rate locks totaled approximately $26.1 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $23.2 million, which included mandatory forward commitments totaling approximately $14.5 million at June 30, 2017. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Offsetting of Financial Assets and Liabilities

The following tables present the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of June 30, 2017 and December 31, 2016, disaggregated by the class of collateral pledged.

	June 30, 2017				December 31, 2016
	Remaining Contractual Maturity of the Agreements				Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S.Government agency obligations	$-	$6,000	$-	$6,000	$-	$-	$6,000	$6,000
Government sponsored residential mortgage-backed securities	-	4,500	-	4,500	-	-	4,500	4,500
Total repurchase agreement borrowings	-	10,500	-	10,500	-	-	10,500	10,500
Repurchase liabilities
U.S. Government agency obligations	36,101	-	-	36,101	18,867	-	-	18,867
Total repurchase liabilities	36,101	-	-	36,101	18,867	-	-	18,867
Total	$36,101	$10,500	$-	$46,601	$18,867	$-	$10,500	$29,367

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at June 30, 2017 and December 31, 2016:

	June 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,863	$-	$7,863	$-	$-	$7,400	$463
Total	$7,863	$-	$7,863	$-	$-	$7,400	$463

	June 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,962	$-	$7,962	$-	$-	$7,400	$562
Repurchase agreement borrowings	10,500	-	10,500	-	10,420	80	-
Total	$18,462	$-	$18,462	$-	$10,420	$7,480	$562

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,095	$-	$7,095	$-	$-	$2,000	$5,095
Total	$7,095	$-	$7,095	$-	$-	$2,000	$5,095

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,189	$-	$7,189	$-	$-	$2,000	$5,189
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$17,689	$-	$17,689	$-	$10,500	$2,000	$5,189

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

	June 30,	December 31,
	2017	2016
(Dollars in thousands)
Approved loan commitments	$40,073	$102,436
Unadvanced portion of construction loans	59,864	57,124
Unused lines for home equity loans	207,912	199,191
Unused revolving lines of credit	340	355
Unused commercial letters of credit	5,496	3,820
Unused commercial lines of credit	224,962	246,622
	$538,647	$609,548

Financial instruments with off-balance sheet risk had a valuation allowance of $62,000 and $153,000 as of June 30, 2017 and December 31, 2016, respectively.

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

At June 30, 2017 and December 31, 2016, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the six months ended June 30, 2017 and 2016.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, preferred equity securities and marketable equity securities. Level 2 securities include U.S. treasury obligations, U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, trust preferred debt securities, and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at June 30, 2017 and December 31, 2016.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a (loss) gain of ($52,000) and $40,000 for the six months ended June 30, 2017 and 2016, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the financial instruments carried at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2017
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$30,992	$8,974	$22,018	$-
U.S. Government agency obligations	70,732	-	70,732	-
Government sponsored residential mortgage-backed securities	3,272	-	3,272	-
Corporate debt securities	507	-	507	-
Preferred equity securities	1,888	1,888	-	-
Marketable equity securities	182	182	-	-
Mutual funds	4,870	-	4,870	-
Securities available-for-sale	112,443	11,044	101,399	-
Interest rate swap derivative	7,863	-	7,863	-
Derivative loan commitments	197	-	-	197
Total	$120,503	$11,044	$109,262	$197

Liabilities
Interest rate swap derivative	$7,962	$-	$7,962	$-
Forward loan sales commitments	66	-	-	66
Total	$8,028	$-	$7,962	$66

	December 31, 2016
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$19,968	$-	$19,968	$-
U.S. Government agency obligations	73,711	-	73,711	-
Government sponsored residential mortgage-backed securities	3,569	-	3,569	-
Corporate debt securities	515	-	515	-
Preferred equity securities	1,746	1,746	-	-
Marketable equity securities	182	182	-	-
Mutual funds	3,829	-	3,829	-
Securities available-for-sale	103,520	1,928	101,592	-
Interest rate swap derivative	7,095	-	7,095	-
Derivative loan commitments	95	-	-	95
Forward loan sales commitments	88	-	-	88
Total	$110,798	$1,928	$108,687	$183

Liabilities
Interest rate swap derivative	$7,189	$-	$7,189	$-
Total	$7,189	$-	$7,189	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands)
Balance, at beginning of period	$139	$192	$183	$137
Total realized (loss) gain:
Included in earnings	(8)	(15)	(52)	40
Balance, at the end of period	$131	$177	$131	$177

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$131	Adjusted quoted prices in active markets	Embedded servicing value	1.38%

December 31, 2016
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$183	Adjusted quoted prices in active markets	Embedded servicing value	1.33%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2017			December 31, 2016
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$2,140	$-	$-	$3,727

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

Impaired Loans: Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria. As appraisals on impaired loans are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of June 30, 2017 and December 31, 2016.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. There was no other real estate owned at June 30, 2017 and December 31, 2016.

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs
Impaired loans	$2,140	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

December 31, 2016
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs
Impaired loans	$3,727	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments, which totaled $2.1 million and $2.2 million at June 30, 2017 and December 31, 2016, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company recognized a $10,000 and $47,000 other-than-temporary impairment charge on its limited partnerships for the six months ended June 30, 2017 and 2016, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $240,000 and $178,000 for the six months ended June 30, 2017 and 2016, respectively. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of June 30, 2017.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2017 and December 31, 2016. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

		June 30, 2017		December 31, 2016
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$50,655	$50,799	$33,061	$33,041
Securities available-for-sale	See previous table	112,443	112,443	103,520	103,520
Loans	Level 3	2,666,655	2,628,562	2,547,512	2,515,906
Loans held-for-sale	Level 2	2,537	2,592	3,270	3,289
Mortgage servicing rights	Level 3	4,897	6,380	4,817	6,166
Federal Home Loan Bank of Boston stock	Level 2	19,583	19,583	16,378	16,378
Alternative investments	Level 3	2,112	2,193	2,228	2,045
Interest rate swap derivatives	Level 2	7,863	7,863	7,095	7,095
Derivative loan commitments	Level 3	197	197	95	95
Forward loan sales commitments	Level 3	-	-	88	88

Financial liabilities
Deposits other than time deposits	Level 1	1,756,885	1,756,885	1,773,807	1,773,807
Time deposits	Level 2	488,119	492,192	464,570	468,472
Federal Home Loan Bank of Boston advances	Level 2	389,458	388,517	287,057	286,629
Repurchase agreement borrowings	Level 2	10,500	10,451	10,500	10,428
Repurchase liabilities	Level 2	36,101	36,083	18,867	18,862
Interest rate swap derivatives	Level 2	7,962	7,962	7,189	7,189
Forward loan sales commitments	Level 3	66	66	-	-

16.	Regulatory Matters

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Management believes, as of June 30, 2017 and December 31, 2016 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2017. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides information on the capital amounts and ratios for the Company and the Bank:

					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmington Bank:
At June 30, 2017
Total Capital (to Risk Weighted Assets)	$265,125	11.12%	$190,791	8.00%	$238,488	10.00%
Tier I Capital (to Risk Weighted Assets)	243,026	10.19	143,093	6.00	190,790	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	243,026	10.19	107,319	4.50	155,017	6.50
Tier I Leverage Capital (to Average Assets)	243,026	8.27	117,557	4.00	146,947	5.00

At December 31, 2016
Total Capital (to Risk Weighted Assets)	$253,921	11.28%	$180,043	8.00%	$225,053	10.00%
Tier I Capital (to Risk Weighted Assets)	232,239	10.32	135,033	6.00	180,044	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	232,239	10.32	101,275	4.50	146,286	6.50
Tier I Leverage Capital (to Average Assets)	232,239	8.18	113,598	4.00	141,997	5.00
First Connecticut Bancorp, Inc.:
At June 30, 2017
Total Capital (to Risk Weighted Assets)	$297,110	12.45%	$190,871	8.00%	$238,589	10.00%
Tier I Capital (to Risk Weighted Assets)	275,011	11.53	143,154	6.00	190,872	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	275,011	11.53	107,366	4.50	155,084	6.50
Tier I Leverage Capital (to Average Assets)	275,011	9.36	117,569	4.00	146,961	5.00

At December 31, 2016
Total Capital (to Risk Weighted Assets)	$288,273	12.80%	$180,113	8.00%	$225,141	10.00%
Tier I Capital (to Risk Weighted Assets)	266,591	11.84	135,084	6.00	180,112	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	266,591	11.84	101,313	4.50	146,341	6.50
Tier I Leverage Capital (to Average Assets)	266,591	9.39	113,624	4.00	142,030	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

17.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive loss, net of tax by component:

	For the Three Months Ended June 30, 2017
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at March 31, 2017	$(174)	$(6,322)	$(6,496)
Other comprehensive income during the period	26	-	26
Amount reclassified from accumulated
other comprehensive income, net of tax	-	105	105
Net change	26	105	131
Balance at June 30, 2017	$(148)	$(6,217)	$(6,365)

	For the Three Months Ended June 30, 2016
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at March 31, 2016	$166	$(6,807)	$(6,641)
Other comprehensive income during the period	81	-	81
Amount reclassified from accumulated
other comprehensive income, net of tax	-	105	105
Net change	81	105	186
Balance at June 30, 2016	$247	$(6,702)	$(6,455)

	For the Six Months Ended June 30, 2017
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2016	$(263)	$(6,427)	$(6,690)
Other comprehensive income during the period	115	-	115
Amount reclassified from accumulated
other comprehensive income, net of tax	-	210	210
Net change	115	210	325
Balance at June 30, 2017	$(148)	$(6,217)	$(6,365)

	For the Six Months Ended June 30, 2016
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2015	$(249)	$(6,913)	$(7,162)
Other comprehensive loss during the period	496	-	496
Amount reclassified from accumulated
other comprehensive income, net of tax	-	211	211
Net change	496	211	707
Balance at June 30, 2016	$247	$(6,702)	$(6,455)

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of the changes in components of other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, including the amount of income tax expense allocated to each component of other comprehensive income (loss):

	For the Three Months Ended June 30, 2017
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$41	$(15)	$26
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	41	(15)	26
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	162	(57)	105
Total other comprehensive income	$203	$(72)	$131

	For the Three Months Ended June 30, 2016
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$126	$(45)	$81
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	126	(45)	81
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	163	(58)	105
Total other comprehensive income	$289	$(103)	$186

	For the Six Months Ended June 30, 2017
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$178	$(63)	$115
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	178	(63)	115
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	325	(115)	210
Total other comprehensive income	$503	$(178)	$325

	For the Six Months Ended June 30, 2016
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$768	$(272)	$496
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	768	(272)	496
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	327	(116)	211
Total other comprehensive income	$1,095	$(388)	$707

(1)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

18.	Legal Actions

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

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of June 30, 2017 our total risk-based capital ratio was 12.45%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We recently expanded into western Massachusetts opening two de novo branches in the fourth quarter of 2015 and opened a de novo branch in Vernon, Connecticut during the second quarter of 2016. We plan to open a branch in Manchester, Connecticut in 2017 and continue to evaluate future growth through de novo branching.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2017.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at June 30, 2017 and December 31, 2016.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2017 and December 31, 2016, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At June 30, 2017 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through 2016. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of June 30, 2017, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. At June 30, 2017, our net deferred tax asset was $14.0 million.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets increased $154.6 million at June 30, 2017 to $3.0 billion compared to December 31, 2016, largely reflecting an increase in net loans.

Our investment portfolio totaled $163.1 million or 5.5% of total assets and $136.6 million or 4.8% of total assets at June 30, 2017 and December 31, 2016, respectively. Available-for-sale investment securities totaled $112.4 million at June 30, 2017 compared to $103.5 million at December 31, 2016. Securities held-to-maturity totaled $50.7 million and $33.1 million at June 30, 2017 and December 31, 2016, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $118.6 million at June 30, 2017 to $2.6 billion compared to December 31, 2016 primarily driven by a $65.6 million increase in commercial real estate and construction and a $54.8 million increase in residential real estate. The allowance for loan losses increased $525,000 to $22.0 million at June 30, 2017 from $21.5 million at December 31, 2016. At June 30, 2017, the allowance for loan losses represented 0.83% of total loans and 137.54% of non-performing loans, compared to 0.85% of total loans and 122.60% of non-performing loans as of December 31, 2016.

Total liabilities increased $145.9 million to $2.7 billion at June 30, 2017 compared to December 31, 2016. Deposits increased $29.9 million to $2.2 billion at June 30, 2017 primarily due to a $73.2 million increase in non-municipal deposits primarily in NOW accounts and time deposits offset by a $43.2 million decrease in municipal deposits due to seasonality. We had municipal deposit balances totaling $351.3 million and $394.5 million at June 30, 2017 and December 31, 2016, respectively. Federal Home Loan Bank of Boston advances increased $102.4 million to $389.5 million at June 30, 2017 from $287.1 million at December 31, 2016 due to funding our organic loan and securities growth.

Stockholders’ equity increased $8.7 million to $268.8 million compared to December 31, 2016 primarily due to $10.1 million in net income. The Company paid cash dividends totaling $3.7 million or $0.23 per share during the six months ended June 30, 2017.

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

	For The Three Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends (1)	Yield/ Cost	Average Balance	Interest and Dividends (1)	Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,629,493	$23,900	3.65%	$2,387,538	$21,499	3.62%
Securities	157,230	659	1.68%	150,257	515	1.38%
Federal Home Loan Bank of Boston stock	18,056	162	3.60%	17,763	179	4.05%
Federal funds and other earning assets	7,715	30	1.56%	22,607	26	0.46%
Total interest-earning assets	2,812,494	24,751	3.53%	2,578,165	22,219	3.47%
Noninterest-earning assets	120,308			127,656
Total assets	$2,932,802			$2,705,821

Interest-bearing liabilities:
NOW accounts	$595,350	$574	0.39%	$470,835	$336	0.29%
Money market	525,266	979	0.75%	486,826	930	0.77%
Savings accounts	242,009	63	0.10%	226,820	59	0.10%
Certificates of deposit	471,905	1,410	1.20%	473,976	1,410	1.20%
Total interest-bearing deposits	1,834,530	3,026	0.66%	1,658,457	2,735	0.66%
Federal Home Loan Bank of Boston advances	315,665	1,164	1.48%	279,601	980	1.41%
Repurchase agreement borrowings	10,500	96	3.67%	10,500	96	3.68%
Repurchase liabilities	28,728	7	0.10%	41,757	15	0.14%
Total interest-bearing liabilities	2,189,423	4,293	0.79%	1,990,315	3,826	0.77%
Noninterest-bearing deposits	431,336			404,809
Other noninterest-bearing liabilities	42,857			58,085
Total liabilities	2,663,616			2,453,209
Stockholders' equity	269,186			252,612
Total liabilities and stockholders' equity	$2,932,802			$2,705,821

Tax-equivalent net interest income		$20,458			$18,393
Less: tax-equivalent adjustment		(635)			(521)
Net interest income		$19,823			$17,872

Net interest rate spread (2)			2.74%			2.70%
Net interest-earning assets (3)	$623,071			$587,850
Net interest margin (4)			2.92%			2.87%
Average interest-earning assets to average interest-bearing liabilities		128.46%			129.54%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2017 vs. 2016
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$2,254	$147	$2,401
Investment securities	25	119	144
Federal Home Loan Bank of Boston stock	3	(20)	(17)
Federal funds and other earning assets	(26)	30	4
Total interest-earning assets	2,256	276	2,532

Interest-bearing liabilities:
NOW accounts	103	135	238
Money market	74	(25)	49
Savings accounts	4	-	4
Certificates of deposit	(3)	3	-
Total interest-bearing deposits	178	113	291
Federal Home Loan Bank of Boston advances	133	51	184
Repurchase agreement borrowing	-	-	-
Repurchase liabilities	(4)	(4)	(8)
Total interest-bearing liabilities	307	160	467
Increase in net interest income	$1,949	$116	$2,065

Summary of Operating Results for the Three Months Ended June 30, 2017 and 2016

The following discussion provides a summary and comparison of our operating results for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Net interest income	$19,823	$17,872	$1,951	10.9%
Provision for loan losses	710	801	(91)	(11.4)
Noninterest income	3,876	2,617	1,259	48.1
Noninterest expense	15,878	14,644	1,234	8.4
Income before taxes	7,111	5,044	2,067	41.0
Income tax expense	2,109	1,401	708	50.5
Net income	$5,002	$3,643	$1,359	37.3%

For the three months ended June 30, 2017, net income increased $1.4 million compared to the three months ended June 30, 2016. The increase in net income was driven by a $1.9 million increase in net interest income.

Comparison of Operating Results for the three months ended June 30, 2017 and 2016

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $19.8 million and $17.9 million for the three months ended June 30, 2017 and 2016, respectively. Net interest income increased $2.0 million primarily due to a $242.0 million increase in the average loan balance and a 3 basis point increase in the loan yield to 3.65% offset by a $467,000 increase in interest expense. The yield on average interest-earning assets increased 6 basis points to 3.53% for the second quarter of 2017 from 3.47% for the prior year quarter. The cost of average interest-bearing liabilities increased 2 basis points to 0.79% for the second quarter of 2017 compared to the prior year quarter. Net interest margin increased 5 basis points to 2.92% in the second quarter of 2017 compared to 2.87% in the prior year quarter primarily due to the recent increases in the prime interest rate.

Interest expense increased $467,000 for the second quarter of 2017 to $4.3 million compared to the prior year quarter. The cost of average interest-bearing liabilities increased 2 basis point to 0.79% for the second quarter of 2017 compared to the prior year quarter. Average balances of noninterest-bearing deposits grew at a rate of 6.6%, while total average interest-bearing deposits grew at a rate of 10.6% for the second quarter in 2017 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $710,000 and $801,000 for the three months ended June 30, 2017 and 2016, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs in the second quarter of 2017 were $22,000 or 0.00% to average loans (annualized) compared to $255,000 or 0.04% to average loans (annualized) in the prior year quarter.

At June 30, 2017, the allowance for loan losses totaled $22.0 million, or 0.83% of total loans and 137.54% of non-performing loans, compared to an allowance for loan losses of $21.5 million, or 0.85% of total loans and 122.60% of non-performing loans at December 31, 2016.

Noninterest Income: The following table summarizes noninterest income for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,572	$1,530	$42	2.7%
Net gain on loans sold	711	751	(40)	(5.3)
Brokerage and insurance fee income	55	54	1	1.9
Bank owned life insurance income	598	307	291	94.8
Other	940	(25)	965	(3,860.0)
Total noninterest income	$3,876	$2,617	$1,259	48.1%

Total noninterest income increased $1.3 million to $3.9 million in the second quarter of 2017 compared to the prior year quarter primarily due to a $291,000 increase in bank owned life insurance income and a $965,000 increase in other noninterest income. Bank owned life insurance income increased $291,000 primarily due to receiving $271,000 in death benefit proceeds. Other noninterest income increased $965,000 to $940,000 in the second quarter of 2017 compared to the prior year quarter primarily due to a $288,000 increase in swap fees, an $180,000 increase in SBIC fund income and a $374,000 mortgage servicing rights impairment in the prior year quarter.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$10,036	$9,213	$823	8.9%
Occupancy expense	1,187	1,189	(2)	(0.2)
Furniture and equipment expense	985	1,018	(33)	(3.2)
FDIC assessment	410	383	27	7.0
Marketing	708	544	164	30.1
Other operating expenses	2,552	2,297	255	11.1
Total noninterest expense	$15,878	$14,644	$1,234	8.4%

Noninterest expense increased $1.2 million in the second quarter of 2017 to $15.9 million compared to the prior year quarter primarily due to an $823,000 increase in salaries and employee benefits, a $164,000 increase in marketing and a $255,000 increase in other operating expenses. Salaries and employee benefits increased $823,000 to $10.0 million primarily due to $343,000 in severance expense and general salary increases which became effective in mid-March. Marketing increased $164,000 primarily due to efforts to increase the Bank’s sales support in central Connecticut and western Massachusetts. Other operating expenses increased $255,000 to $2.6 million primarily due to a $354,000 decrease in the provision for off-balance sheet commitments as a result of a change in accounting estimate in the prior year quarter offset by a $151,000 decrease in directors’ share-based compensation expense due to the 2012 Stock Incentive Plan fully vesting in September 2016.

Income tax expense was $2.1 million in the second quarter of 2017 and $1.4 million in the prior year quarter. Increase in income tax expense was primarily due to a $2.1 million increase in income before income taxes over the prior year.

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

	For The Six Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,603,041	$47,001	3.64%	$2,377,236	$42,631	3.61%
Securities	150,119	1,188	1.60%	152,395	998	1.32%
Federal Home Loan Bank of Boston stock	17,116	313	3.69%	18,783	366	3.92%
Federal funds and other earning assets	7,037	57	1.63%	24,753	58	0.47%
Total interest-earning assets	2,777,313	48,559	3.53%	2,573,167	44,053	3.44%
Noninterest-earning assets	119,211			127,550
Total assets	$2,896,524			$2,700,717

Interest-bearing liabilities:
NOW accounts	$598,970	$1,102	0.37%	$496,856	$716	0.29%
Money market	527,326	1,949	0.75%	482,890	1,925	0.80%
Savings accounts	236,766	124	0.11%	221,461	117	0.11%
Certificates of deposit	469,393	2,762	1.19%	462,446	2,713	1.18%
Total interest-bearing deposits	1,832,455	5,937	0.65%	1,663,653	5,471	0.66%
Federal Home Loan Bank of Boston advances	280,822	2,113	1.52%	276,156	1,947	1.42%
Repurchase agreement borrowings	10,500	191	3.67%	10,500	191	3.66%
Repurchase liabilities	26,866	14	0.11%	44,650	34	0.15%
Total interest-bearing liabilities	2,150,643	8,255	0.77%	1,994,959	7,643	0.77%
Noninterest-bearing deposits	432,192			397,868
Other noninterest-bearing liabilities	46,352			57,374
Total liabilities	2,629,187			2,450,201
Stockholders' equity	267,337			250,516
Total liabilities and stockholders' equity	$2,896,524			$2,700,717

Tax-equivalent net interest income		$40,304			$36,410
Less: tax-equivalent adjustment		(1,231)			(1,032)
Net interest income		$39,073			$35,378

Net interest rate spread (2)			2.76%			2.67%
Net interest-earning assets (3)	$626,670			$578,208
Net interest margin (4)			2.93%			2.85%
Average interest-earning assets to average interest-bearing liabilities		129.14%			128.98%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30,
	2017 vs. 2016
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$3,966	$404	$4,370
Investment securities	(15)	205	190
Federal Home Loan Bank of Boston stock	(32)	(21)	(53)
Federal funds and other earning assets	(64)	63	(1)
Total interest-earning assets	3,855	651	4,506

Interest-bearing liabilities:
NOW accounts	163	223	386
Money market	167	(143)	24
Savings accounts	8	(1)	7
Certificates of deposit	35	14	49
Total interest-bearing deposits	373	93	466
Federal Home Loan Bank of Boston advances	32	134	166
Repurchase agreement borrowing	-	-	-
Repurchase liabilities	(11)	(9)	(20)
Total interest-bearing liabilities	394	218	612
Increase in net interest income	$3,461	$433	$3,894

Summary of Operating Results for the Six Months Ended June 30, 2017 and 2016

The following discussion provides a summary and comparison of our operating results for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Net interest income	$39,073	$35,378	$3,695	10.4%
Provision for loan losses	1,035	1,018	17	1.7
Noninterest income	7,041	5,517	1,524	27.6
Noninterest expense	31,030	29,921	1,109	3.7
Income before taxes	14,049	9,956	4,093	41.1
Income tax expense	3,954	2,700	1,254	46.4
Net income	$10,095	$7,256	$2,839	39.1%

For the six months ended June 30, 2017, net income increased $2.8 million compared to the six months ended June 30, 2016. The increase in net income was primarily driven by a $3.7 million increase in net interest income.

Comparison of Operating Results for the six months ended June 30, 2017 and 2016

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $39.1 million and $35.4 million for the six months ended June 30, 2017 and 2016, respectively. Net interest income increased $3.7 million primarily due to a $225.8 million increase in the average loan balance and a 3 basis point increase in the loan yield to 3.64% offset by a $612,000 increase in interest expense. The yield on average interest-earning assets increased 9 basis points to 3.53% for the six months ended June 30, 2017 from 3.44% for the six months ended June 30, 2016. The cost of average interest-bearing liabilities remained flat at 0.77% for the six months ended June 30, 2017 and 2016. Net interest margin increased 8 basis points to 2.93% for the six months ended June 30, 2017 compared to 2.85% for the six months ended June 30, 2016 primarily due to the recent increases in the prime interest rate.

Interest expense increased $612,000 for the six months ended June 30, 2017 to $8.3 million compared to the prior year. The cost of average interest-bearing liabilities remained flat at 0.77% for the six months ended June 30, 2017 and 2016. Average balances of noninterest-bearing deposits grew at a rate of 8.6%, while total average interest-bearing deposits grew at a rate of 10.1% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

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

Management recorded a provision for loan losses of $1.0 million for the six months ended June 30, 2017 and 2016, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs were $527,000 and $496,000 for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, the allowance for loan losses totaled $22.0 million, or 0.83% of total loans and 137.54% of non-performing loans, compared to an allowance for loan losses of $21.5 million, or 0.85% of total loans and 122.60% of non-performing loans at December 31, 2016.

Noninterest Income: The following table summarizes noninterest expense for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$3,078	$3,014	$64	2.1%
Net gain on loans sold	1,127	1,241	(114)	(9.2)
Brokerage and insurance fee income	105	108	(3)	(2.8)
Bank owned life insurance income	917	721	196	27.2
Other	1,814	433	1,381	318.9
Total noninterest income	$7,041	$5,517	$1,524	27.6%

Total noninterest income increased $1.5 million to $7.0 million for the six months ended June 30, 2017 compared to the prior year primarily due to a $1.4 million increase in other noninterest income. Other noninterest income increased $1.4 million to $1.8 million for the six months ended June 30, 2017 primarily due to a $685,000 increase in swap fees and a $374,000 mortgage servicing rights impairment in the prior year period.

Noninterest Expense: The following table summarizes noninterest expense for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$19,363	$18,589	$774	4.2%
Occupancy expense	2,500	2,408	92	3.8
Furniture and equipment expense	1,969	2,079	(110)	(5.3)
FDIC assessment	838	787	51	6.5
Marketing	1,275	965	310	32.1
Other operating expenses	5,085	5,093	(8)	(0.2)
Total noninterest expense	$31,030	$29,921	$1,109	3.7%

Noninterest expense increased $1.1 million to $31.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a $774,000 increase in salaries and employee benefits and a $310,000 increase in marketing expenses. Salaries and employee benefits increased $774,000 to $19.4 million primarily due to $343,000 in severance expense and general salary increases over the past year. Marketing increased $310,000 primarily due to efforts to increase the Bank’s sales support in central Connecticut and western Massachusetts.

Income tax expense was $4.0 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. Increase in income tax expense was primarily due to a $4.1 million increase in income before income taxes over the prior year.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2017, $46.6 million of our assets were invested in cash and cash equivalents compared to $47.7 million at December 31, 2016. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the six months ended June 30, 2017 and 2016, loan originations and purchases, net of collected principal and loan sales, totaled $119.1 million and $63.2 million, respectively.  Cash received from the calls and maturities of available-for-sale investment securities totaled $16.3 million and $79.9 million for the six months ended June 30, 2017 and 2016, respectively. We purchased $25.0 million and $96.0 million of available-for-sale investment securities during the six months ended June 30, 2017 and 2016, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At June 30, 2017, we had $389.5 million in advances from the FHLBB and an additional available borrowing limit of $510.8 million, compared to $287.1 million in advances from the FHLBB and an additional available borrowing limit of $544.7 million at December 31, 2016, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $41.5 million and $83.5 million at June 30, 2017 and December 31, 2016, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $748.0 million and $709.4 million at June 30, 2017 and December 31, 2016, respectively. Other sources of funds include access to pre-approved unsecured lines of credit with financial institutions for $55.0 million, our $8.8 million secured line of credit with the FHLBB and our $3.5 million unsecured line of credit with a bank which were all undrawn at June 30, 2017. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $69.5 million on an overnight basis as of June 30, 2017. The funding arrangement was collateralized by $133.8 million in pledged commercial real estate loans as of June 30, 2017.

We had outstanding commitments to originate loans of $40.1 million and $102.4 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $498.6 million and $507.1 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, time deposits scheduled to mature in less than one year totaled $304.8 million and $327.9 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $55.0 million unsecured lines of credit with financial institutions, our $8.8 million secured line of credit with the FHLBB, our $3.5 million unsecured line of credit with a bank or our $69.5 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on a static balance sheet run for each of the scenarios and the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At June 30, 2017	At December 31, 2016
100 basis point decrease	(6.96)%	(7.57)%
100 basis point increase	1.17%	3.70%
200 basis point increase	0.61%	3.19%
300 basis point increase	(1.63)%	2.34%
400 basis point increase	(2.73)%	0.13%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 13, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending June 30, 2017, the Company did not make any repurchases of common stock.

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

FIRST CONNECTICUT BANCORP, INC.

Date: August 3, 2017	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: August 3, 2017	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer