Form 10-Q
period 2017-09-30
First Connecticut Bancorp, Inc.
filed 2017-11-02
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 23, 2017, there were 15,952,946 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2017	2016

Assets
Cash and due from banks	$35,452	$44,086
Interest bearing deposits with other institutions	9,023	3,637
Total cash and cash equivalents	44,475	47,723
Securities held-to-maturity, at amortized cost	56,848	33,061
Securities available-for-sale, at fair value	87,299	103,520
Loans held for sale	6,902	3,270
Loans (1)	2,698,613	2,547,512
Allowance for loan losses	(22,202)	(21,529)
Loans, net	2,676,411	2,525,983
Premises and equipment, net	17,005	18,002
Federal Home Loan Bank of Boston stock, at cost	15,954	16,378
Accrued income receivable	8,039	7,432
Bank-owned life insurance	57,156	51,726
Deferred income taxes, net	13,965	14,795
Prepaid expenses and other assets	17,625	15,665
Total assets	$3,001,679	$2,837,555

Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,945,179	$1,773,807
Noninterest-bearing	437,372	441,283
	2,382,551	2,215,090
Federal Home Loan Bank of Boston advances	271,458	287,057
Repurchase agreement borrowings	10,500	10,500
Repurchase liabilities	21,538	18,867
Accrued expenses and other liabilities	42,439	45,865
Total liabilities	2,728,486	2,577,379

Commitments and contingencies (Note 18)	-	-

Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 17,947,647 shares issued and 15,952,946 shares outstanding at September 30, 2017 and 17,947,647 shares issued and 15,897,698 shares outstanding at December 31, 2016	181	181
Additional paid-in-capital	185,319	184,111
Unallocated common stock held by ESOP	(9,796)	(10,567)
Treasury stock, at cost (1,994,701 shares at September 30, 2017 and 2,049,949 shares at December 31, 2016)	(29,620)	(30,400)
Retained earnings	133,337	123,541
Accumulated other comprehensive loss	(6,228)	(6,690)
Total stockholders' equity	273,193	260,176
Total liabilities and stockholders' equity	$3,001,679	$2,837,555

(1) Loans include net deferred loan costs of $4.6 million and $3.8 million at September 30, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016

Interest income
Interest and fees on loans
Mortgage	$19,165	$16,134	$54,779	$48,161
Other	5,535	4,983	15,691	14,555
Interest and dividends on investments
United States Government and agency obligations	602	419	1,674	1,285
Other bonds	6	13	20	40
Corporate stocks	242	210	657	681
Other interest income	54	46	111	104
Total interest income	25,604	21,805	72,932	64,826
Interest expense
Deposits	3,423	2,975	9,360	8,446
Federal Home Loan Bank of Boston advances	1,230	955	3,343	2,902
Repurchase agreement borrowings	95	98	286	289
Repurchase liabilities	8	22	22	56
Total interest expense	4,756	4,050	13,011	11,693
Net interest income	20,848	17,755	59,921	53,133
Provision for loan losses	217	698	1,252	1,716
Net interest income after provision for loan losses	20,631	17,057	58,669	51,417
Noninterest income
Fees for customer services	1,662	1,600	4,740	4,614
Net gain on loans sold	872	939	1,999	2,180
Brokerage and insurance fee income	54	58	159	166
Bank owned life insurance income	357	335	1,274	1,056
Other	355	753	2,169	1,186
Total noninterest income	3,300	3,685	10,341	9,202
Noninterest expense
Salaries and employee benefits	9,668	9,285	29,031	27,874
Occupancy expense	1,312	1,271	3,812	3,679
Furniture and equipment expense	1,054	1,020	3,023	3,099
FDIC assessment	419	392	1,257	1,179
Marketing	717	682	1,992	1,647
Other operating expenses	2,749	2,834	7,834	7,927
Total noninterest expense	15,919	15,484	46,949	45,405
Income before income taxes	8,012	5,258	22,061	15,214
Income tax expense	2,415	1,485	6,369	4,185
Net income	$5,597	$3,773	$15,692	$11,029

Net earnings per share (See Note 3):
Basic	$0.37	$0.25	$1.04	$0.74
Diluted	0.35	0.25	0.99	0.73
Dividends per share	0.14	0.08	0.37	0.22

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Net income	$5,597	$3,773	$15,692	$11,029
Other comprehensive income, before tax
Unrealized gains on securities:
Unrealized holding gains arising during the period	51	8	229	776
Less: reclassification adjustment for gains included in net income	-	-	-	-
Net change in unrealized gains	51	8	229	776
Change related to pension and other postretirement benefit plans	162	164	487	491
Other comprehensive income, before tax	213	172	716	1,267
Income tax expense	76	61	254	449
Other comprehensive income, net of tax	137	111	462	818
Comprehensive income	$5,734	$3,884	$16,154	$11,847

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
(Dollars in thousands, except share data)	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity

Balance at December 31, 2015	15,881,663	$181	$181,997	$(11,626)	$(30,602)	$112,933	$(7,162)	$245,721
ESOP shares released and committed to be released	-	-	392	793	-	-	-	1,185
Cash dividend paid ($0.22 per common share)	-	-	-	-	-	(3,475)	-	(3,475)
Treasury stock acquired	(156,800)	-	-	-	(2,527)	-	-	(2,527)
Stock options exercised	110,131	-	(53)	-	1,484	-	-	1,431
Cancelation of shares for tax withholding	(29,246)	-	(516)	-	-	-	-	(516)
Tax expense from stock-based compensation	-	-	173	-	-	-	-	173
Share based compensation expense	-	-	1,776	-	-	-	-	1,776
Net income	-	-	-	-	-	11,029	-	11,029
Other comprehensive income	-	-	-	-	-	-	818	818
Balance at September 30, 2016	15,805,748	$181	$183,769	$(10,833)	$(31,645)	$120,487	$(6,344)	$255,615

Balance at December 31, 2016	15,897,698	$181	$184,111	$(10,567)	$(30,400)	$123,541	$(6,690)	$260,176
ESOP shares released and committed to be released	-	-	991	771	-	-	-	1,762
Cash dividend paid ($0.37 per common share)	-	-	-	-	-	(5,896)	-	(5,896)
Stock options exercised	49,550	-	(31)	-	700	-	-	669
Share based compensation expense	5,698	-	248	-	80	-	-	328
Net income	-	-	-	-	-	15,692	-	15,692
Other comprehensive income	-	-	-	-	-	-	462	462
Balance at September 30, 2017	15,952,946	$181	$185,319	$(9,796)	$(29,620)	$133,337	$(6,228)	$273,193

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$15,692	$11,029
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,252	1,716
Reversal of off-balance sheet commitments	(120)	(415)
Depreciation and amortization	1,530	1,783
Amortization of ESOP expense	1,762	1,185
Share based compensation expense	328	1,776
Loans originated for sale	(84,527)	(127,615)
Proceeds from the sale of loans held for sale	82,367	133,970
Loss on disposal of premises and equipment	-	71
Loss (gain) on fair value adjustment for mortgage banking derivatives	130	(146)
Impairment losses on alternative investments	10	219
Mortgage servicing rights impairment	-	283
Writedowns on foreclosed real estate	-	21
Loss on sale of foreclosed real estate	-	71
Net gain on loans sold	(1,999)	(2,180)
Net (accretion) amortization of investment security discounts and premiums	(53)	(82)
Change in net deferred loan fees and costs	(751)	42
(Increase) decrease in accrued income receivable	(607)	334
Deferred income tax	576	(142)
Increase in cash surrender value of bank-owned life insurance	(999)	(974)
Increase in prepaid expenses and other assets	(2,024)	(13,668)
(Decrease) increase in accrued expenses and other liabilities	(2,895)	15,487
Net cash provided by operating activities	9,672	22,765

Cash flows from investing activities
Maturities, calls and principal payments of securities held-to-maturity	12,922	24,908
Maturities, calls and principal payments of securities available-for-sale	43,551	129,203
Purchases of securities held-to-maturity	(36,708)	-
Purchases of securities available-for-sale	(27,049)	(130,015)
Loan originations, net of principal repayments	(180,272)	(115,449)
Redemptions of Federal Home Loan Bank of Boston stock, net	424	6,590
Purchase of bank-owned life insurance	(5,000)	-
Proceeds from sale of foreclosed real estate	-	375
Proceeds from bank-owned life insurance	569	228
Proceeds from sales of loans	29,870	-
Purchases of premises and equipment	(533)	(1,672)
Net cash used in investing activities	(162,226)	(85,832)

Cash flows from financing activities
Net payments on Federal Home Loan Bank of Boston advances	(15,599)	(157,000)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	122,487	220,136
Net increase in time deposits	44,974	36,379
Net increase (decrease) in repurchase liabilities	2,671	(733)
Stock options exercised	669	1,431
Excess tax expense from stock-based compensation	-	173
Cancellation of shares for tax withholding	-	(516)
Repurchase of common stock	-	(2,527)
Cash dividend paid	(5,896)	(3,475)
Net cash provided by financing activities	149,306	93,868
Net (decrease) increase in cash and cash equivalents	(3,248)	30,801
Cash and cash equivalents at beginning of period	47,723	59,139
Cash and cash equivalents at end of period	$44,475	$89,940

Supplemental disclosure of cash flow information
Cash paid for interest	$12,975	$11,683
Cash paid for income taxes	5,210	4,337
Transfer from loans to held for sale	29,343	-
Loans transferred to other real estate owned	-	189

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 600,945 shares remaining available to be repurchased at September 30, 2017.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Investment Securities

Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2017 and December 31, 2016, the Company had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2017.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at September 30, 2017 and December 31, 2016.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $-0- as of September 30, 2017 and December 31, 2016, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $4.1 million at September 30, 2017.

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

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update “ASU” No. 2015-14 "Revenue from Contracts with Customers (Topic 606)." In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company's fees for customer services, brokerage and insurance fee income items are within the scope of the ASU 2014-09. The timing of the Company's revenue recognition regarding these items is not expected to materially change. However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be material.

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

In March 2016, the FASB issued ASU No. 2016-07 "Investments – Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting." This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. For public business entities, ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company adopted ASU 2016-09 and it had no impact on its accounting and disclosures.

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326)" requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This ASU also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public business entities for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management has established an internal committee to manage the implementation of ASU 2016-13. The committee is led by the Company’s Chief Financial Officer and Chief Risk Officer and includes representatives of the Bank’s loan operations, credit administration, accounting and technology departments. The committee has reviewed, evaluated and selected a third-party software solution and is currently in the process of identifying and gathering the necessary historical data. The committee is currently analyzing the provisions of the ASU and published regulatory guidance.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 requires a retrospective transition method applied to each period presented. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s accounting and disclosures.

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

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $12.9 million and $9.5 million to meet these requirements at September 30, 2017 and December 31, 2016, respectively.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data):	2017	2016	2017	2016

Net income	$5,597	$3,773	$15,692	$11,029
Less: Dividends to participating shares	(4)	-	(10)	(18)
Income allocated to participating shares	(6)	(15)	(15)	(58)
Net income allocated to common stockholders	$5,587	$3,758	$15,667	$10,953

Weighted-average shares issued	17,975,443	17,968,628	17,970,204	17,974,118

Less: Average unallocated ESOP shares	(802,697)	(897,948)	(826,300)	(921,630)
Average treasury stock	(2,001,571)	(2,156,167)	(2,014,869)	(2,167,900)
Average unvested restricted stock	(27,796)	(90,599)	(22,557)	(114,306)
Weighted-average basic shares outstanding	15,143,379	14,823,914	15,106,478	14,770,282

Plus: Average dilutive shares	677,280	368,092	661,699	322,827
Weighted-average diluted shares outstanding	15,820,659	15,192,006	15,768,177	15,093,109

Net earnings per share (1):
Basic	$0.37	$0.25	$1.04	$0.74
Diluted	$0.35	$0.25	$0.99	$0.73

(1)  Certain per share amounts may not appear to reconcile due to rounding.

For the three months ended September 30, 2017 and 2016, respectively, 4,003 and 44,000 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Investment securities are summarized as follows:

	September 30, 2017
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$22,843	$168	$-	$23,011	$-	$-	$23,011
U.S. Government agency obligations	54,000	30	(197)	53,833	-	-	53,833
Government sponsored residential mortgage-backed securities	2,869	140	-	3,009	-	-	3,009
Corporate debt securities	500	2	-	502	-	-	502
Preferred equity securities	2,000	-	(150)	1,850	-	-	1,850
Marketable equity securities	108	80	-	188	-	-	188
Mutual funds	5,155	-	(249)	4,906	-	-	4,906
Total securities available-for-sale	$87,475	$420	$(596)	$87,299	$-	$-	$87,299
Held-to-maturity
U.S. Treasury obligations	$4,990	$-	$-	$4,990	$58	$-	$5,048
U.S. Government agency obligations	31,000	-	-	31,000	-	(154)	30,846
Government sponsored residential mortgage-backed securities	20,858	-	-	20,858	203	-	21,061
Total securities held-to-maturity	$56,848	$-	$-	$56,848	$261	$(154)	$56,955

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$19,826	$142	$-	$19,968	$-	$-	$19,968
U.S. Government agency obligations	73,996	67	(352)	73,711	-	-	73,711
Government sponsored residential mortgage-backed securities	3,424	145	-	3,569	-	-	3,569
Corporate debt securities	500	15	-	515	-	-	515
Preferred equity securities	2,000	-	(254)	1,746	-	-	1,746
Marketable equity securities	108	75	(1)	182	-	-	182
Mutual funds	4,071	-	(242)	3,829	-	-	3,829
Total securities available-for-sale	$103,925	$444	$(849)	$103,520	$-	$-	$103,520
Held-to-maturity
U.S. Government agency obligations	$16,000	$-	$-	$16,000	$-	$(83)	$15,917
Government sponsored residential mortgage-backed securities	17,061	-	-	17,061	63	-	17,124
Total securities held-to-maturity	$33,061	$-	$-	$33,061	$63	$(83)	$33,041

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	September 30, 2017
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	7	$15,926	$(74)	$30,877	$(123)	$46,803	$(197)
Preferred equity securities	1	-	-	1,850	(150)	1,850	(150)
Mutual funds	1	-	-	4,905	(249)	4,905	(249)
	9	$15,926	$(74)	$37,632	$(522)	$53,558	$(596)
Held-to-maturity
U.S. Government agency obligations	5	$30,846	$(154)	$-	$-	$30,846	$(154)
Total investment securities in an unrealized loss position	14	$46,772	$(228)	$37,632	$(522)	$84,404	$(750)

	December 31, 2016
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Government agency obligations	10	$66,644	$(352)	$-	$-	$66,644	$(352)
Preferred equity securities	1	-	-	1,746	(254)	1,746	(254)
Marketable equity securities	1	-	-	6	(1)	6	(1)
Mutual funds	1	-	-	3,830	(242)	3,830	(242)
	13	$66,644	$(352)	$5,582	$(497)	$72,226	$(849)
Held-to-maturity
U.S. Government agency obligations	2	$11,917	$(83)	$-	$-	$11,917	$(83)
Total investment securities in an unrealized loss position	15	$78,561	$(435)	$5,582	$(497)	$84,143	$(932)

Management believes that no individual unrealized loss as of September 30, 2017 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses greater than twelve months as of September 30, 2017:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at September 30, 2017.

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at September 30, 2017.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the nine months ended September 30, 2017 and 2016.

There were no gross realized gains on sales of securities available-for-sale for the nine months ended September 30, 2017 and 2016.

As of September 30, 2017 and December 31, 2016, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $115.8 million and $102.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at September 30, 2017 and December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	September 30, 2017
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$39,496	$39,443	$-	$-
Due after one year through five years	37,847	37,903	30,990	30,919
Due after five years through ten years	-	-	5,000	4,975
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	2,869	3,009	20,858	21,061
	$80,212	$80,355	$56,848	$56,955

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$33,475	$33,490	$-	$-
Due after one year through five years	60,847	60,704	16,000	15,917
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	3,424	3,569	17,061	17,124
	$97,746	$97,763	$33,061	$33,041

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $16.0 million and $16.4 million of FHLBB capital stock at September 30, 2017 and December 31, 2016, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at September 30, 2017. Capital adequacy, credit ratings, the value of the stock, overall financial condition of the FHLB system and FHLBB as well as current economic factors were analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired at September 30, 2017.

Alternative Investments

Alternative investments, which totaled $2.1 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at September 30, 2017. The Company recognized a $10,000 and $219,000 other-than-temporary impairment charge on its limited partnerships for the nine months ended September 30, 2017 and 2016, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $240,000 and $179,000 for the nine months ended September 30, 2017 and 2016, respectively. See a further discussion of fair value in Note 15 - Fair Value Measurements. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of September 30, 2017.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2017	2016

Real estate:
Residential	$969,679	$907,946
Commercial	1,028,930	979,370
Construction	86,713	49,679
Commercial	436,172	430,539
Home equity line of credit	166,791	170,786
Other	5,733	5,348
Total loans	2,694,018	2,543,668
Net deferred loan costs	4,595	3,844
Loans	2,698,613	2,547,512
Allowance for loan losses	(22,202)	(21,529)
Loans, net	$2,676,411	$2,525,983

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments are as follows:

	For the Three Months Ended September 30, 2017
(Dollars in thousands)	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period

Real estate:
Residential	$4,254	$(46)	$14	$(202)	$4,020
Commercial	11,633	-	-	79	11,712
Construction	651	-	-	109	760
Commercial	4,077	(24)	45	175	4,273
Home equity line of credit	1,379	-	-	13	1,392
Other	43	(48)	7	43	45
	$22,037	$(118)	$66	$217	$22,202

	For the Three Months Ended September 30, 2016
(Dollars in thousands)	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period

Real estate
Residential	$3,744	$(57)	$-	$157	$3,844
Commercial	10,489	-	-	151	10,640
Construction	327	-	-	102	429
Commercial	4,630	(28)	-	177	4,779
Home equity line of credit	1,491	(13)	-	55	1,533
Other	39	(64)	7	56	38
	$20,720	$(162)	$7	$698	$21,263

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period

Real estate:
Residential	$4,134	$(79)	$15	$(50)	$4,020
Commercial	11,131	(111)	2	690	11,712
Construction	425	-	-	335	760
Commercial	4,400	(346)	45	174	4,273
Home equity line of credit	1,398	-	-	(6)	1,392
Other	41	(128)	23	109	45
	$21,529	$(664)	$85	$1,252	$22,202

	For the Nine Months Ended September 30, 2016
(Dollars in thousands)	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period

Real estate:
Residential	$4,084	$(81)	$1	$(160)	$3,844
Commercial	10,255	-	-	385	10,640
Construction	231	-	-	198	429
Commercial	4,119	(370)	10	1,020	4,779
Home equity line of credit	1,470	(13)	-	76	1,533
Other	39	(222)	24	197	38
	$20,198	$(686)	$35	$1,716	$21,263

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$12,715	$122	$12,778	$145
Commercial	8,587	-	12,363	14
Construction	4,532	-	4,532	-
Commercial	1,569	59	2,029	112
Home equity line of credit	1,983	-	1,864	-
Other	538	6	707	7
	29,924	187	34,273	278

Loans collectively evaluated for impairment:
Real estate:
Residential	$962,805	$3,898	$900,352	$3,989
Commercial	1,019,141	11,712	965,718	11,117
Construction	82,181	760	45,147	425
Commercial	434,559	4,214	428,466	4,288
Home equity line of credit	164,808	1,392	168,922	1,398
Other	5,195	39	4,634	34
	2,668,689	22,015	2,513,239	21,251
Total	$2,698,613	$22,202	$2,547,512	$21,529

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans:
Real estate:
Residential	$9,022	$9,846
Commercial	73	976
Construction	4,532	4,532
Commercial	868	1,301
Home equity line of credit	754	862
Other	56	44
Total nonaccruing loans	15,305	17,561
Loans 90 days past due and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	$15,305	$17,561

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at September 30, 2017 and December 31, 2016:

	September 30, 2017
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
	Past Due		Past Due		Past Due		Total		and Still
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	15	$2,948	13	$2,091	19	$7,254	47	$12,293	$-
Commercial	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	-	-	-	-	1	25	1	25	-
Home equity line of credit	2	372	-	-	3	362	5	734	-
Other	9	192	2	15	2	17	13	224	-
Total	26	$3,512	15	$2,106	26	$12,190	67	$17,808	$-

	December 31, 2016
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
	Past Due		Past Due		Past Due		Total		and Still
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	10	$1,226	6	$1,529	23	$7,979	39	$10,734	$-
Commercial	1	193	-	-	1	888	2	1,081	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	1	54	-	-	3	319	4	373	-
Home equity line of credit	-	-	2	85	3	377	5	462	-
Other	7	66	1	23	-	-	8	89	-
Total	19	$1,539	9	$1,637	31	$14,095	59	$17,271	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,748	$13,645	$-	$11,046	$12,833	$-
Commercial	8,587	8,621	-	9,496	9,636	-
Construction	4,532	4,532	-	4,532	4,532	-
Commercial	1,501	1,791	-	1,784	2,027	-
Home equity line of credit	1,983	2,037	-	1,864	1,909	-
Other	514	533	-	682	700	-
Total	28,865	31,159	-	29,404	31,637	-

Impaired loans with a valuation allowance:
Real estate:
Residential	967	985	122	1,732	1,796	145
Commercial	-	-	-	2,867	2,867	14
Construction	-	-	-	-	-	-
Commercial	68	859	59	245	894	112
Home equity line of credit	-	-	-	-	-	-
Other	24	24	6	25	25	7
Total	1,059	1,868	187	4,869	5,582	278
Total impaired loans	$29,924	$33,027	$187	$34,273	$37,219	$278

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

		Three Months	Nine Months		Three Months	Nine Months
		Ended	Ended		Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2017	2017	2017	2016	2016	2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(Dollars in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,599	$33	$91	$11,394	$22	$71
Commercial	8,772	101	293	12,850	125	396
Construction	4,532	-	-	4,719	-	69
Commercial	1,458	7	16	2,552	8	27
Home equity line of credit	1,956	13	32	1,417	9	18
Other	597	6	21	859	8	26
Total	28,914	160	453	33,791	172	607

Impaired loans with a valuation allowance:
Real estate:
Residential	1,182	13	27	876	8	33
Commercial	1,430	-	51	2,900	35	105
Construction	-	-	-	-	-	-
Commercial	102	-	-	1,256	1	3
Home equity line of credit	-	-	-	-	-	-
Other	25	-	-	33	-	1
Total	2,739	13	78	5,065	44	142
Total impaired loans	$31,653	$173	$531	$38,856	$216	$749

There was no interest income recognized on a cash basis method of accounting for the three and nine months ended September 30, 2017 and 2016.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at September 30, 2017 and December 31, 2016:

	September 30, 2017
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	19	$3,207	11	$4,212	30	$7,419
Commercial	2	626	-	-	2	626
Construction	-	-	1	4,532	1	4,532
Commercial	2	305	4	791	6	1,096
Home equity line of credit	14	1,345	1	314	15	1,659
Other	5	523	1	15	6	538
Total	42	$6,006	18	$9,864	60	$15,870

	December 31, 2016
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	15	$2,581	9	$4,433	24	$7,014
Commercial	2	3,333	-	-	2	3,333
Construction	-	-	1	4,532	1	4,532
Commercial	3	485	6	1,047	9	1,532
Home equity line of credit	8	1,075	1	58	9	1,133
Other	5	686	1	20	6	706
Total	33	$8,160	18	$10,090	51	$18,250

The recorded investment balances of TDRs were $15.9 million and $18.3 million at September 30, 2017 and December 31, 2016, respectively. TDRs on accrual status were $6.0 million and $8.2 million while TDRs on nonaccrual status were $9.9 million and $10.1 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At September 30, 2017 and December 31, 2016, the allowance for loan losses included specific reserves of $128,000 and $160,000 related to TDRs, respectively. For the nine months ended September 30, 2017 and 2016, the Bank had charge-offs totaling $81,000 and $28,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $18,000 and $369,000 at September 30, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate:
Residential	1	$140	$140	7	$1,093	$1,089
Commercial	1	171	171	1	171	171
Home equity line of credit	3	349	349	6	533	532
Total	5	$660	$660	$14	$1,797	$1,792

	For the Three Months Ended September 30, 2016			For the Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate
Residential	1	$231	$231	1	$231	$231
Commercial	1	117	117	1	117	117
Home equity line of credit	-	-	-	6	985	982
Total	2	$348	$348	$8	$1,333	$1,330

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	1	$-	$-	$-	$140	$140
Commercial	1	-	-	-	171	171
Home equity line of credit	3	-	-	-	349	349
Total	5	$-	$-	$-	$660	$660

	For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	7	$90	$-	$336	$663	$1,089
Commercial	1	-	-	-	171	171
Home equity line of credit	6	88	-	-	444	532
Total	14	$178	$-	$336	$1,278	$1,792

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate
Residential	1	$-	$-	$-	$231	$231
Commercial	1	117	-	-	-	117
Total	2	$117	$-	$-	$231	$348

	For the Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate
Residential	1	$-	$-	$-	$231	$231
Commercial	1	117	-	-	-	117
Home equity line of credit	6	-	-	-	982	982
Total	8	$117	$-	$-	$1,213	$1,330

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. There was one construction loan totaling $4.5 million that defaulted and had been modified as a TDR during the twelve month period preceding the default date during the nine months ended September 30, 2017. There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2016.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$958,934	$1,049	$9,696	$-	$969,679
Commercial	1,015,826	5,009	8,095	-	1,028,930
Construction	82,181	-	4,532	-	86,713
Commercial	398,228	24,805	13,139	-	436,172
Home equity line of credit	165,963	74	754	-	166,791
Other	5,657	21	55	-	5,733
Total Loans	$2,626,789	$30,958	$36,271	$-	$2,694,018

	December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$896,861	$852	$10,233	$-	$907,946
Commercial	968,109	1,991	9,270	-	979,370
Construction	45,147	-	4,532	-	49,679
Commercial	413,900	3,914	12,725	-	430,539
Home equity line of credit	169,834	83	869	-	170,786
Other	5,257	24	67	-	5,348
Total Loans	$2,499,108	$6,864	$37,696	$-	$2,543,668

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $5.3 million and $4.8 million at September 30, 2017 and December 31, 2016, respectively, and the balance is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $6.9 million and $6.2 million at September 30, 2017 and December 31, 2016, respectively. Mortgage servicing rights impairment totaling $-0- and $283,000 for the nine months ended September 30, 2017 and 2016, respectively, is included as a component of other noninterest income in the accompanying Consolidated Statements of Income. Total loans sold with servicing rights retained were $86.9 million and $106.9 million for the nine months ended September 30, 2017 and 2016, respectively. The net gain on loans sold totaled $2.0 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively, and is included in the accompanying Consolidated Statements of Income.

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition, totaled $585.1 million and $540.4 million at September 30, 2017 and December 31, 2016, respectively. Loan servicing fees for others totaling $1.0 million and $897,000 for the nine months ended September 30, 2017 and 2016, respectively, are included as a component of other noninterest income in the accompanying Consolidated Statements of Income.

7.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at September 30, 2017 and December 31, 2016. The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $58.5 million which were undrawn at September 30, 2017 and December 31, 2016. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $271.5 million and $287.1 million at September 30, 2017 and December 31, 2016, respectively. Advances from the FHLBB are collateralized by first residential and commercial mortgages and home equity lines of credit with an estimated eligible collateral value of $1.4 billion at September 30, 2017 and December 31, 2016. The Company had available borrowings of $591.3 million and $544.7 million at September 30, 2017 and December 31, 2016, respectively, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $79.5 million and $83.5 million at September 30, 2017 and December 31, 2016, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $66.7 million and $64.2 million on an overnight basis at September 30, 2017 and December 31, 2016, respectively, and was undrawn as of September 30, 2017 and December 31, 2016. The funding arrangement was collateralized by $129.4 million and $128.7 million in pledged commercial real estate loans as of September 30, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities and cash with a fair value of $11.2 million and $11.3 million at September 30, 2017 and December 31, 2016, respectively. Outstanding borrowings totaled $10.5 million at September 30, 2017 and December 31, 2016.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $21.5 million and $18.9 million at September 30, 2017 and December 31, 2016, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $23.9 million and $30.2 million as of September 30, 2017 and December 31, 2016, respectively.

8.	Deposits

Deposit balances are as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Noninterest-bearing demand deposits	$437,372	$441,283
Interest-bearing
NOW accounts	652,631	542,764
Money market	549,674	532,681
Savings accounts	233,330	233,792
Time deposits	509,544	464,570
Total interest-bearing deposits	1,945,179	1,773,807
Total deposits	$2,382,551	$2,215,090

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. Currently, this program is not being utilized. The Company also has established a relationship for brokered deposits. There were brokered deposits totaling $38.9 million and $43.2 million at September 30, 2017 and December 31, 2016, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $120.1 million and $99.8 million at September 30, 2017 and December 31, 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$-	$-	$14	$14
Interest cost	251	264	25	30
Expected return on plan assets	(295)	(279)	-	-
Amortization:
Loss	176	176	-	-
Prior service cost	-	-	(13)	(13)
Recognized net gain	-	-	(2)	-
Net periodic benefit cost	$132	$161	$24	$31

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$-	$-	$43	$42
Interest cost	751	789	76	90
Expected return on plan assets	(886)	(835)	-	-
Amortization:			-
Loss	530	528	-	-
Prior service cost	-	-	(38)	(38)
Recognized net gain	-	-	(6)	-
Net periodic benefit cost	$395	$482	$75	$94

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

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At September 30, 2017, the loan had an outstanding balance of $11.1 million and an interest rate of 4.75%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $1.8 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Shares held by the ESOP include the following as of September 30, 2017:

Allocated	572,166
Committed to be released	71,325
Unallocated	786,925
1,430,416

The fair value of unallocated ESOP shares was $21.1 million at September 30, 2017.

10.	Stock Incentive Plans

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the Consolidated Statements of Income. For the three months ended September 30, 2017 and 2016, the Company recorded $144,000 and $481,000 of share-based compensation expense, respectively, comprised of $21,000 and $199,000 of stock option expense, respectively and $124,000 and $282,000 of restricted stock expense, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded $328,000 and $1.8 million of share-based compensation expense, respectively, comprised of $61,000 and $726,000 of stock option expense, respectively and $267,000 and $1.1 million of restricted stock expense, respectively. Expected future compensation expense relating to the 53,800 non-vested options outstanding at September 30, 2017 is $206,000 over the remaining weighted-average period of 2.40 years. Expected future compensation expense relating to the 28,698 non-vested restricted stock outstanding at September 30, 2017 is $533,000 over the remaining weighted-average period of 2.43 years.

The fair value of the options awarded is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the Company’s historical volatility. Prior to July 1, 2017, expected volatility was based on the Company’s historical volatility and the historical volatility of a peer group as the Company did not have reliably determined stock price for the period needed that was at least equal to its expected term and the Company’s historical volatility may not have reflected future expectations. The peer group consisted of financial institutions located in New England and the Mid-Atlantic regions of the United States based on whose common stock is traded on a national securities exchange, asset size, tangible capital ratio and earnings factors. The expected term of options granted is derived from using the simplified method due to the Company not having sufficient historical share option experience upon which to estimate an expected term. The risk-free rate is based on the grant date for a traded zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Weighted-average assumptions for the nine months ended September 30, 2017 and 2016:

	2017	2016
Weighted per share average fair value of options granted	$5.07	$3.00
Weighted-average assumptions:
Risk-free interest rate	1.99%	1.53%
Expected volatility	22.26%	22.88%
Expected dividend yield	2.16%	2.13%
Weighted-average dividend yield	2.07% - 2.39%	1.91 - 2.25%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine months ended September 30, 2017.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,460,376	$13.14
Granted	26,900	26.08
Exercised	(49,550)	13.52
Forfeited	(300)	16.39
Expired	-	-
Outstanding at September 30, 2017	1,437,426	$13.36	5.16	$19,235

Exercisable at September 30, 2017	1,383,626	$13.06	5.02	$18,937

The total intrinsic value of options exercised during the nine months ended September 30, 2017 was $565,000.

The following is a summary of the status of the Company’s restricted stock for the nine months ended September 30, 2017.

	Restricted Stock Awards		Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	-	$-	-	$-	-	$-
Granted	5,698	24.61	14,012	24.48	14,686	21.60
Vested	(5,698)	24.61	-	-	-	-
Forfeited	-	-	-	-	-	-
Unvested at September 30, 2017	$-	$-	$14,012	$24.27	$14,686	$21.60

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of September 30, 2017, the Company maintained a cash balance of $7.3 million with a correspondent bank to collateralize its position. The Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $10.0 million.

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

The Company is in compliance with the above provisions as of September 30, 2017.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		September 30, 2017			December 31, 2016
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Values	# of Instruments	Notional Amount	Estimated Fair Values

Commercial loan customer interest rate swap position	Other Assets	61	$310,307	$7,709	51	$242,351	$7,095

Commercial loan customer interest rate swap position	Other Liabilities	28	(127,605)	(3,774)	33	148,097	(4,502)

Counterparty interest rate swap position	Other Liabilities	89	(437,912)	(4,031)	84	390,448	(2,687)

The Company recorded the changes in the fair value of non-hedge accounting derivatives as a component of other noninterest income except for interest received and paid which is reported in interest income in the accompanying Consolidated Statements of Income as follows:

	For The Three Months Ended September 30,
	2017			2016
(Dollars in thousands)	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
Commercial loan customer interest rate swap position	$(972)	$(154)	$(1,126)	$(1,468)	$(1,594)	$(3,062)

Counterparty interest rate swap position	972	154	1,126	1,468	1,594	3,062
Total	$-	$-	$-	$-	$-	$-

	For The Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact	Interest Income Recorded in Interest Income	MTM Gain (Loss) Recorded in Noninterest Income	Net Impact
Commercial loan customer interest rate swap position	$(3,342)	$614	$(2,728)	$(4,281)	$13,388	$9,107

Counterparty interest rate swap position	3,342	(614)	2,728	4,281	(13,388)	(9,107)
Total	$-	$-	$-	$-	$-	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2017, the notional amount of outstanding rate locks totaled approximately $20.7 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $19.6 million, which included mandatory forward commitments totaling approximately $12.5 million at September 30, 2017. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Offsetting of Financial Assets and Liabilities

The following tables present the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of September 30, 2017 and December 31, 2016, disaggregated by the class of collateral pledged.

	September 30, 2017				December 31, 2016
	Remaining Contractual Maturity of the Agreements				Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S. Government agency obligations	$-	$6,000	$-	$6,000	$-	$-	$6,000	$6,000
Government sponsored residential mortgage-backed securities	-	4,500	-	4,500	-	-	4,500	4,500
Total repurchase agreement borrowings	-	10,500	-	10,500	-	-	10,500	10,500
Repurchase liabilities
U.S. Government agency obligations	21,538	-	-	21,538	18,867	-	-	18,867
Total repurchase liabilities	21,538	-	-	21,538	18,867	-	-	18,867
Total	$21,538	$10,500	$-	$32,038	$18,867	$-	$10,500	$29,367

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at September 30, 2017 and December 31, 2016:

	September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Interest rate swap derivatives	$7,709	$-	$7,709	$-	$-	$7,250	$459
Total	$7,709	$-	$7,709	$-	$-	$7,250	$459

	September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Interest rate swap derivatives	$7,805	$-	$7,805	$-	$-	$7,250	$555
Repurchase agreement borrowings	10,500	-	10,500	-	10,245	255	-
Total	$18,305	$-	$18,305	$-	$10,245	$7,505	$555

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Interest rate swap derivatives	$7,095	$-	$7,095	$-	$-	$2,000	$5,095
Total	$7,095	$-	$7,095	$-	$-	$2,000	$5,095

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Interest rate swap derivatives	$7,189	$-	$7,189	$-	$-	$2,000	$5,189
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$17,689	$-	$17,689	$-	$10,500	$2,000	$5,189

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

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Approved loan commitments	$71,127	$102,436
Unadvanced portion of construction loans	42,687	57,124
Unused lines for home equity loans	208,005	199,191
Unused revolving lines of credit	332	355
Unused commercial letters of credit	4,621	3,820
Unused commercial lines of credit	236,999	246,622
	$563,771	$609,548

Financial instruments with off-balance sheet risk had a valuation allowance of $33,000 and $153,000 as of September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017 and December 31, 2016, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the nine months ended September 30, 2017 and 2016.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, preferred equity securities and marketable equity securities. Level 2 securities include U.S. treasury obligations, U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities, and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at September 30, 2017 and December 31, 2016.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a (loss) gain of ($130,000) and $146,000 for the nine months ended September 30, 2017 and 2016, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the financial instruments carried at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$23,011	$10,997	$12,014	$-
U.S. Government agency obligations	53,833	-	53,833	-
Government sponsored residential mortgage-backed securities	3,009	-	3,009	-
Corporate debt securities	502	-	502	-
Preferred equity securities	1,850	1,850	-	-
Marketable equity securities	188	188	-	-
Mutual funds	4,906	-	4,906	-
Securities available-for-sale	87,299	13,035	74,264	-
Interest rate swap derivative	7,709	-	7,709	-
Derivative loan commitments	129	-	-	129
Total	$95,137	$13,035	$81,973	$129

Liabilities
Interest rate swap derivative	$7,805	$-	$7,805	$-
Forward loan sales commitments	76	-	-	76
Total	$7,881	$-	$7,805	$76

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$19,968	$-	$19,968	$-
U.S. Government agency obligations	73,711	-	73,711	-
Government sponsored residential mortgage-backed securities	3,569	-	3,569	-
Corporate debt securities	515	-	515	-
Preferred equity securities	1,746	1,746	-	-
Marketable equity securities	182	182	-	-
Mutual funds	3,829	-	3,829	-
Securities available-for-sale	103,520	1,928	101,592	-
Interest rate swap derivative	7,095	-	7,095	-
Derivative loan commitments	95	-	-	95
Forward loan sales commitments	88	-	-	88
Total	$110,798	$1,928	$108,687	$183

Liabilities
Interest rate swap derivative	$7,189	$-	$7,189	$-
Total	$7,189	$-	$7,189	$-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance, at beginning of period	$131	$177	$183	$137
Total realized (loss) gain: Included in earnings	(78)	106	(130)	146
Balance, at the end of period	$53	$283	$53	$283

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$53	Adjusted quoted prices in active markets	Embedded servicing value	1.26%

December 31, 2016
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$183	Adjusted quoted prices in active markets	Embedded servicing value	1.33%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2017			December 31, 2016
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$-	$-	$2,074	$-	$-	$3,727

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

Impaired Loans: Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria. As appraisals on impaired loans are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of September 30, 2017 and December 31, 2016.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. There was no other real estate owned at September 30, 2017 and December 31, 2016.

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$2,074	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

December 31, 2016
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$3,727	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments, which totaled $2.1 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company recognized a $10,000 and $219,000 other-than-temporary impairment charge on its limited partnerships for the nine months ended September 30, 2017 and 2016, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $240,000 and $179,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of September 30, 2017.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		September 30, 2017		December 31, 2016
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Financial assets
Securities held-to-maturity	Level 2	$56,848	$56,955	$33,061	$33,041
Securities available-for-sale	See previous table	87,299	87,299	103,520	103,520
Loans	Level 3	2,698,613	2,660,753	2,547,512	2,515,906
Loans held-for-sale	Level 2	6,902	7,000	3,270	3,289
Mortgage servicing rights	Level 3	5,269	6,886	4,817	6,166
Federal Home Loan Bank of Boston stock	Level 2	15,954	15,954	16,378	16,378
Alternative investments	Level 3	2,112	2,302	2,228	2,045
Interest rate swap derivatives	Level 2	7,709	7,709	7,095	7,095
Derivative loan commitments	Level 3	129	129	95	95
Forward loan sales commitments	Level 3	-	-	88	88

Financial liabilities
Deposits other than time deposits	Level 1	1,873,007	1,873,007	1,773,807	1,773,807
Time deposits	Level 2	509,544	513,662	464,570	468,472
Federal Home Loan Bank of Boston advances	Level 2	271,458	270,414	287,057	286,629
Repurchase agreement borrowings	Level 2	10,500	10,438	10,500	10,428
Repurchase liabilities	Level 2	21,538	21,528	18,867	18,862
Interest rate swap derivatives	Level 2	7,805	7,805	7,189	7,189
Forward loan sales commitments	Level 3	76	76	-	-

16.	Regulatory Matters

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

Management believes, as of September 30, 2017 and December 31, 2016 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2017. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides information on the capital amounts and ratios for the Company and the Bank:

			Minimum Required for Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmington Bank:
At September 30, 2017
Total Capital (to Risk Weighted Assets)	$271,162	11.24%	$192,976	8.00%	$241,219	10.00%
Tier I Capital (to Risk Weighted Assets)	248,927	10.32	144,731	6.00	192,974	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	248,927	10.32	108,548	4.50	156,791	6.50
Tier I Leverage Capital (to Average Assets)	248,927	8.25	120,717	4.00	150,896	5.00

At December 31, 2016
Total Capital (to Risk Weighted Assets)	$253,921	11.28%	$180,043	8.00%	$225,053	10.00%
Tier I Capital (to Risk Weighted Assets)	232,239	10.32	135,033	6.00	180,044	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	232,239	10.32	101,275	4.50	146,286	6.50
Tier I Leverage Capital (to Average Assets)	232,239	8.18	113,598	4.00	141,997	5.00
First Connecticut Bancorp, Inc.:
At September 30, 2017
Total Capital (to Risk Weighted Assets)	$301,448	12.50%	$192,995	8.00%	$241,243	10.00%
Tier I Capital (to Risk Weighted Assets)	279,213	11.57	144,745	6.00	192,993	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	279,213	11.57	108,559	4.50	156,807	6.50
Tier I Leverage Capital (to Average Assets)	279,213	9.23	120,980	4.00	151,225	5.00

At December 31, 2016
Total Capital (to Risk Weighted Assets)	$288,273	12.80%	$180,113	8.00%	$225,141	10.00%
Tier I Capital (to Risk Weighted Assets)	266,591	11.84	135,084	6.00	180,112	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	266,591	11.84	101,313	4.50	146,341	6.50
Tier I Leverage Capital (to Average Assets)	266,591	9.39	113,624	4.00	142,030	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

17.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive loss, net of tax by component:

	For the Three Months Ended September 30, 2017
(Dollars in thousands)	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2017	$(148)	$(6,217)	$(6,365)
Other comprehensive income during the period	32	-	32
Amount reclassified from accumulated other comprehensive income, net of tax	-	105	105
Net change	32	105	137
Balance at September 30, 2017	$(116)	$(6,112)	$(6,228)

	For the Three Months Ended September 30, 2016
(Dollars in thousands)	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2016	$247	$(6,702)	$(6,455)
Other comprehensive income during the period	5	-	5
Amount reclassified from accumulated other comprehensive income, net of tax	-	106	106
Net change	5	106	111
Balance at September 30, 2016	$252	$(6,596)	$(6,344)

	For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(263)	$(6,427)	$(6,690)
Other comprehensive income during the period	147	-	147
Amount reclassified from accumulated other comprehensive income, net of tax	-	315	315
Net change	147	315	462
Balance at September 30, 2017	$(116)	$(6,112)	$(6,228)

	For the Nine Months Ended September 30, 2016
(Dollars in thousands)	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(249)	$(6,913)	$(7,162)
Other comprehensive loss during the period	501	-	501
Amount reclassified from accumulated other comprehensive income, net of tax	-	317	317
Net change	501	317	818
Balance at September 30, 2016	$252	$(6,596)	$(6,344)

The following tables present a reconciliation of the changes in components of other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, including the amount of income tax expense allocated to each component of other comprehensive income (loss):

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30, 2017
(Dollars in thousands)	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
Unrealized gains on available-for-sale securities	$51	$(19)	$32
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	51	(19)	32
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	162	(57)	105
Total other comprehensive income	$213	$(76)	$137

	For the Three Months Ended September 30, 2016
(Dollars in thousands)	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
Unrealized gains on available-for-sale securities	$8	$(3)	$5
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	8	(3)	5
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	164	(58)	106
Total other comprehensive income	$172	$(61)	$111

	For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
Unrealized gains on available-for-sale securities	$229	$(82)	$147
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	229	(82)	147
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	487	(172)	315
Total other comprehensive income	$716	$(254)	$462

	For the Nine Months Ended September 30, 2016
(Dollars in thousands)	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
Unrealized gains on available-for-sale securities	$776	$(275)	$501
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	776	(275)	501
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	491	(174)	317
Total other comprehensive income	$1,267	$(449)	$818

(1)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Income.

18.	Legal Actions

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

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of September 30, 2017 our total risk-based capital ratio was 12.50%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We recently expanded into western Massachusetts opening two de novo branches in the fourth quarter of 2015 and opened a de novo branch in Vernon, Connecticut during the second quarter of 2016. We plan to open a branch in Manchester, Connecticut in 2018 and continue to evaluate future growth through de novo branching.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2017.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at September 30, 2017 and December 31, 2016.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either trading, available-for-sale, or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2017 and December 31, 2016, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At September 30, 2017 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through 2017. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of September 30, 2017, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. At September 30, 2017, our net deferred tax asset was $14.0 million.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets increased $164.1 million at September 30, 2017 to $3.0 billion compared to December 31, 2016, largely reflecting an increase in net loans.

Our investment portfolio totaled $144.1 million or 4.8% of total assets and $136.6 million or 4.8% of total assets at September 30, 2017 and December 31, 2016, respectively. Available-for-sale investment securities totaled $87.3 million at September 30, 2017 compared to $103.5 million at December 31, 2016. Securities held-to-maturity totaled $56.8 million and $33.1 million at September 30, 2017 and December 31, 2016, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $150.4 million at September 30, 2017 to $2.7 billion compared to December 31, 2016 primarily driven by a $86.6 million increase in commercial real estate and construction and a $57.7 million increase in residential real estate. The allowance for loan losses increased $673,000 to $22.2 million at September 30, 2017 from $21.5 million at December 31, 2016. At September 30, 2017, the allowance for loan losses represented 0.82% of total loans and 145.06% of non-performing loans, compared to 0.85% of total loans and 122.60% of non-performing loans as of December 31, 2016.

Total liabilities increased $151.1 million to $2.7 billion at September 30, 2017 compared to December 31, 2016. Deposits increased $167.5 million to $2.4 billion at September 30, 2017 primarily due to a $110.2 million increase in non-municipal deposits primarily in NOW accounts and time deposits and a $57.3 million increase in municipal deposits due to seasonality. We had municipal deposit balances totaling $451.8 million and $394.5 million at September 30, 2017 and December 31, 2016, respectively. Federal Home Loan Bank of Boston advances decreased $15.6 million to $271.5 million at September 30, 2017 from $287.1 million at December 31, 2016 due to deposits funding our organic loan and securities growth.

Stockholders’ equity increased $13.0 million to $273.2 million compared to December 31, 2016 primarily due to $15.7 million in net income. The Company paid cash dividends totaling $5.9 million or $0.37 per share during the nine months ended September 30, 2017.

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

	For The Three Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest and Dividends (1)	Yield/ Cost	Average Balance	Interest and Dividends (1)	Yield/ Cost

Interest-earning assets:
Loans	$2,697,978	$25,342	3.73%	$2,430,114	$21,650	3.54%
Securities	159,450	660	1.64%	165,738	481	1.15%
Federal Home Loan Bank of Boston stock	18,284	190	4.12%	18,206	161	3.52%
Federal funds and other earning assets	10,089	54	2.12%	36,439	46	0.50%
Total interest-earning assets	2,885,801	26,246	3.61%	2,650,497	22,338	3.35%
Noninterest-earning assets	126,234			135,828
Total assets	$3,012,035			$2,786,325

Interest-bearing liabilities:
NOW accounts	$644,947	$832	0.51%	$506,509	$385	0.30%
Money market	519,265	982	0.75%	525,301	1,085	0.82%
Savings accounts	233,878	63	0.11%	221,981	60	0.11%
Time deposits	489,203	1,546	1.25%	481,901	1,445	1.19%
Total interest-bearing deposits	1,887,293	3,423	0.72%	1,735,692	2,975	0.68%
Federal Home Loan Bank of Boston advances	320,219	1,230	1.52%	250,459	955	1.52%
Repurchase agreement borrowings	10,500	95	3.59%	10,500	98	3.71%
Repurchase liabilities	27,695	8	0.11%	51,297	22	0.17%
Total interest-bearing liabilities	2,245,707	4,756	0.84%	2,047,948	4,050	0.79%
Noninterest-bearing deposits	446,428			417,917
Other noninterest-bearing liabilities	45,905			64,201
Total liabilities	2,738,040			2,530,066
Stockholders' equity	273,995			256,259
Total liabilities and stockholders' equity	$3,012,035			$2,786,325

Tax-equivalent net interest income		$21,490			$18,288
Less: tax-equivalent adjustment		(642)			(533)
Net interest income		$20,848			$17,755

Net interest rate spread (2)			2.77%			2.56%
Net interest-earning assets (3)	$640,094			$602,549
Net interest margin (4)			2.95%			2.74%
Average interest-earning assets to average interest-bearing liabilities		128.50%			129.42%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2017 vs. 2016
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$2,517	$1,175	$3,692
Investment securities	(19)	198	179
Federal Home Loan Bank of Boston stock	1	28	29
Federal funds and other earning assets	(53)	61	8
Total interest-earning assets	2,446	1,462	3,908

Interest-bearing liabilities:
NOW accounts	126	321	447
Money market	(12)	(91)	(103)
Savings accounts	3	-	3
Time deposits	23	78	101
Total interest-bearing deposits	140	308	448
Federal Home Loan Bank of Boston advances	271	4	275
Repurchase agreement borrowing	-	(3)	(3)
Repurchase liabilities	(8)	(6)	(14)
Total interest-bearing liabilities	403	303	706
Increase in net interest income	$2,043	$1,159	$3,202

Summary of Operating Results for the Three Months Ended September 30, 2017 and 2016

The following discussion provides a summary and comparison of our operating results for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change

Net interest income	$20,848	$17,755	$3,093	17.4%
Provision for loan losses	217	698	(481)	(68.9)
Noninterest income	3,300	3,685	(385)	(10.4)
Noninterest expense	15,919	15,484	435	2.8
Income before taxes	8,012	5,258	2,754	52.4
Income tax expense	2,415	1,485	930	62.6
Net income	$5,597	$3,773	$1,824	48.3%

For the three months ended September 30, 2017, net income increased $1.8 million compared to the three months ended September 30, 2016. The increase in net income was driven by a $3.1 million increase in net interest income.

Comparison of Operating Results for the three months ended September 30, 2017 and 2016

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $20.8 million and $17.8 million for the three months ended September 30, 2017 and 2016, respectively. Net interest income increased $3.1 million primarily due to a $267.9 million increase in the average loan balance and a 19 basis point increase in the loan yield to 3.73% offset by a $706,000 increase in interest expense. The yield on average interest-earning assets increased 26 basis points to 3.61% for the third quarter of 2017 from 3.35% for the prior year quarter. The cost of average interest-bearing liabilities increased 5 basis points to 0.84% for the third quarter of 2017 compared to the prior year quarter. Net interest margin increased 21 basis points to 2.95% in the third quarter of 2017 compared to 2.74% in the prior year quarter primarily due to the recent increases in the prime interest rate over the past twelve months.

Interest expense increased $706,000 for the third quarter of 2017 to $4.8 million compared to the prior year quarter. The cost of average interest-bearing liabilities increased 5 basis point to 0.84% for the second quarter of 2017 compared to the prior year quarter. Average balances of noninterest-bearing deposits grew at a rate of 6.8%, while total average interest-bearing deposits grew at a rate of 8.7% for the third quarter in 2017 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $217,000 and $698,000 for the three months ended September 30, 2017 and 2016, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs in the third quarter of 2017 were $52,000 or 0.01% to average loans (annualized) compared to $155,000 or 0.03% to average loans (annualized) in the prior year quarter.

At September 30, 2017, the allowance for loan losses totaled $22.2 million, or 0.82% of total loans and 145.06% of non-performing loans, compared to an allowance for loan losses of $21.5 million, or 0.85% of total loans and 122.60% of non-performing loans at December 31, 2016.

Noninterest Income: The following table summarizes noninterest income for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change

Fees for customer services	$1,662	$1,600	$62	3.9%
Net gain on loans sold	872	939	(67)	(7.1)
Brokerage and insurance fee income	54	58	(4)	(6.9)
Bank owned life insurance income	357	335	22	6.6
Other	355	753	(398)	(52.9)
Total noninterest income	$3,300	$3,685	$(385)	(10.4)%

Total noninterest income decreased $385,000 to $3.3 million in the third quarter of 2017 compared to the prior year quarter primarily due a $398,000 decrease in other noninterest income. Other noninterest income decreased primarily due to a decrease in swap fees totaling $251,000 compared to $692,000 in the prior year quarter and an $184,000 decrease in banking derivatives offset by a $172,000 impairment on a SBIC fund in the prior year quarter.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change

Salaries and employee benefits	$9,668	$9,285	$383	4.1%
Occupancy expense	1,312	1,271	41	3.2
Furniture and equipment expense	1,054	1,020	34	3.3
FDIC assessment	419	392	27	6.9
Marketing	717	682	35	5.1
Other operating expenses	2,749	2,834	(85)	(3.0)
Total noninterest expense	$15,919	$15,484	$435	2.8%

Noninterest expense increased $435,000 in the third quarter of 2017 to $15.9 million compared to the prior year quarter primarily due to a $383,000 increase in salaries and employee benefits expense due to general salary increases over the past year.

Income tax expense was $2.4 million in the third quarter of 2017 and $1.5 million in the prior year quarter. Increase in income tax expense was primarily due to a $2.8 million increase in income before income taxes over the prior year.

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

	For The Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost

Interest-earning assets:
Loans	$2,635,035	$72,343	3.67%	$2,394,991	$64,282	3.59%
Securities	153,263	1,848	1.61%	156,876	1,479	1.26%
Federal Home Loan Bank of Boston stock	17,510	503	3.84%	18,590	527	3.79%
Federal funds and other earning assets	8,066	111	1.84%	28,677	104	0.48%
Total interest-earning assets	2,813,874	74,805	3.55%	2,599,134	66,392	3.41%
Noninterest-earning assets	121,577			130,327
Total assets	$2,935,451			$2,729,461

Interest-bearing liabilities:
NOW accounts	$614,464	$1,934	0.42%	$500,097	$1,101	0.29%
Money market	524,610	2,931	0.75%	497,130	3,010	0.80%
Savings accounts	235,793	187	0.11%	221,635	177	0.11%
Time deposits	476,069	4,308	1.21%	468,979	4,158	1.18%
Total interest-bearing deposits	1,850,936	9,360	0.68%	1,687,841	8,446	0.67%
Federal Home Loan Bank of Boston advances	294,099	3,343	1.52%	267,527	2,902	1.45%
Repurchase agreement borrowings	10,500	286	3.64%	10,500	289	3.66%
Repurchase liabilities	27,146	22	0.11%	46,882	56	0.16%
Total interest-bearing liabilities	2,182,681	13,011	0.80%	2,012,750	11,693	0.78%
Noninterest-bearing deposits	436,990			404,599
Other noninterest-bearing liabilities	46,200			59,668
Total liabilities	2,665,871			2,477,017
Stockholders' equity	269,580			252,444
Total liabilities and stockholders' equity	$2,935,451			$2,729,461

Tax-equivalent net interest income		$61,794			$54,699
Less: tax-equivalent adjustment		(1,873)			(1,566)
Net interest income		$59,921			$53,133

Net interest rate spread (2)			2.75%			2.63%
Net interest-earning assets (3)	$631,193			$586,384
Net interest margin (4)			2.94%			2.81%
Average interest-earning assets to average interest-bearing liabilities		128.92%			129.13%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30,
	2017 vs. 2016
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$6,513	$1,548	$8,061
Investment securities	(35)	404	369
Federal Home Loan Bank of Boston stock	(31)	7	(24)
Federal funds and other earning assets	(117)	124	7
Total interest-earning assets	6,330	2,083	8,413

Interest-bearing liabilities:
NOW accounts	289	544	833
Money market	160	(239)	(79)
Savings accounts	11	(1)	10
Time deposits	62	88	150
Total interest-bearing deposits	522	392	914
Federal Home Loan Bank of Boston advances	296	145	441
Repurchase agreement borrowing	-	(3)	(3)
Repurchase liabilities	(19)	(15)	(34)
Total interest-bearing liabilities	799	519	1,318
Increase in net interest income	$5,531	$1,564	$7,095

Summary of Operating Results for the Nine Months Ended September 30, 2017 and 2016

The following discussion provides a summary and comparison of our operating results for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change

Net interest income	$59,921	$53,133	$6,788	12.8%
Provision for loan losses	1,252	1,716	(464)	(27.0)
Noninterest income	10,341	9,202	1,139	12.4
Noninterest expense	46,949	45,405	1,544	3.4
Income before taxes	22,061	15,214	6,847	45.0
Income tax expense	6,369	4,185	2,184	52.2
Net income	$15,692	$11,029	$4,663	42.3%

For the nine months ended September 30, 2017, net income increased $4.7 million compared to the nine months ended September 30, 2016. The increase in net income was primarily driven by a $6.7 million increase in net interest income.

Comparison of Operating Results for the nine months ended September 30, 2017 and 2016

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $59.9 million and $53.1 million for the nine months ended September 30, 2017 and 2016, respectively. Net interest income increased $6.8 million primarily due to a $240.0 million increase in the average loan balance and a 8 basis point increase in the loan yield to 3.67% offset by a $1.3 million increase in interest expense. The yield on average interest-earning assets increased 14 basis points to 3.55% for the nine months ended September 30, 2017 from 3.41% for the nine months ended September 30, 2016. The cost of average interest-bearing liabilities increased 2 basis points to 0.80% for the nine months ended September 30, 2017 compared to 0.78% for the nine months ended September 30, 2016. Net interest margin increased 13 basis points to 2.94% for the nine months ended September 30, 2017 compared to 2.81% for the nine months ended September 30, 2016 primarily due to the recent increases in the prime interest rate over the past twelve months.

Interest expense increased $1.3 million for the nine months ended September 30, 2017 to $13.0 million compared to the prior year. The cost of average interest-bearing liabilities increased 2 basis points to 0.80% for the nine months ended September 30, 2017 compared to 0.78% for the nine months ended September 30, 2016. Average balances of noninterest-bearing deposits grew at a rate of 8.0%, while total average interest-bearing deposits grew at a rate of 9.7% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

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

Management recorded a provision for loan losses of $1.3 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs were $579,000 and $651,000 for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the allowance for loan losses totaled $22.2 million, or 0.82% of total loans and 145.06% of non-performing loans, compared to an allowance for loan losses of $21.5 million, or 0.85% of total loans and 122.60% of non-performing loans at December 31, 2016.

Noninterest Income: The following table summarizes noninterest expense for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change

Fees for customer services	$4,740	$4,614	$126	2.7%
Net gain on loans sold	1,999	2,180	(181)	(8.3)
Brokerage and insurance fee income	159	166	(7)	(4.2)
Bank owned life insurance income	1,274	1,056	218	20.6
Other	2,169	1,186	983	82.9
Total noninterest income	$10,341	$9,202	$1,139	12.4%

Total noninterest income increased $1.1 million to $10.3 million for the nine months ended September 30, 2017 compared to the prior year primarily due to a $983,000 increase in other noninterest income. Other noninterest income increased $983,000 to $2.2 million for the nine months ended September 30, 2017 primarily due to a $244,000 increase in swap fees, a $283,000 mortgage servicing rights impairment in the prior year period and a $220,000 SBIC fund impairment in the prior year period.

Noninterest Expense: The following table summarizes noninterest expense for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change

Salaries and employee benefits	$29,031	$27,874	$1,157	4.2%
Occupancy expense	3,812	3,679	133	3.6
Furniture and equipment expense	3,023	3,099	(76)	(2.5)
FDIC assessment	1,257	1,179	78	6.6
Marketing	1,992	1,647	345	20.9
Other operating expenses	7,834	7,927	(93)	(1.2)
Total noninterest expense	$46,949	$45,405	$1,544	3.4%

Noninterest expense increased $1.5 million to $46.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a $1.2 million increase in salaries and employee benefits and a $345,000 increase in marketing expenses. Salaries and employee benefits increased $1.2 million to $29.0 million primarily due to $343,000 in severance expense and general salary increases over the past year. Marketing increased $345,000 primarily due to efforts to increase the Bank’s sales support in central Connecticut and western Massachusetts.

Income tax expense was $6.4 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively. Increase in income tax expense was primarily due to a $6.8 million increase in income before income taxes over the prior year.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2017, $44.5 million of our assets were invested in cash and cash equivalents compared to $47.7 million at December 31, 2016. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the nine months ended September 30, 2017 and 2016, loan originations and purchases, net of collected principal and loan sales, totaled $180.3 million and $115.4 million, respectively.  Cash received from the calls and maturities of available-for-sale investment securities totaled $43.6 million and $129.2 million for the nine months ended September 30, 2017 and 2016, respectively. We purchased $27.0 million and $130.0 million of available-for-sale investment securities during the nine months ended September 30, 2017 and 2016, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At September 30, 2017, we had $271.5 million in advances from the FHLBB and an additional available borrowing limit of $591.3 million, compared to $287.1 million in advances from the FHLBB and an additional available borrowing limit of $544.7 million at December 31, 2016, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $79.5 million and $83.5 million at September 30, 2017 and December 31, 2016, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $750.4 million and $709.4 million at September 30, 2017 and December 31, 2016, respectively. Other sources of funds include access to pre-approved unsecured lines of credit with financial institutions for $58.5 million and our $8.8 million secured line of credit with the FHLBB which were all undrawn at September 30, 2017. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $66.7 million on an overnight basis as of September 30, 2017. The funding arrangement was collateralized by $129.4 million in pledged commercial real estate loans as of September 30, 2017.

We had outstanding commitments to originate loans of $71.1 million and $102.4 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $492.7 million and $507.1 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, time deposits, excluding brokered deposits, scheduled to mature in less than one year totaled $316.1 million and $327.9 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $58.5 million unsecured lines of credit with financial institutions, our $8.8 million secured line of credit with the FHLBB or our $66.7 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

Our asset/liability policy currently limits projected changes in net interest income to a minimum variance of (-4.0%, -8.0%, -10.0% and -12.0%) assuming a 100, 200, 300 or 400 basis point interest rate shock, respectively, as measured over a 12 month period when compared to the flat rate scenario.

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on a static balance sheet run for each of the scenarios and the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At September 30, 2017	At December 31, 2016
100 basis point decrease	(8.10)%	(7.57)%
100 basis point increase	0.87%	3.70%
200 basis point increase	1.05%	3.19%
300 basis point increase	0.82%	2.34%
400 basis point increase	0.51%	0.13%

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 13, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending September 30, 2017, the Company did not make any repurchases of common stock.

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its then current outstanding common stock. The Company had 600,945 shares remaining to repurchase at September 30, 2017 under this regulatory approval. Shares repurchased under that approval are shown above. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of First Connecticut Bancorp, Inc. (filed as Exhibit 3.1 to the Registration Statement on the Form S-1/A filed for the Company on March 28, 2011, and incorporated herein by reference).

3.2.2	Second Amended and Restated Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2.2 to the Form 8-K filed for the Company on February 23, 2016, and incorporated herein by reference).

4.1	Form of Common Stock Certificate of First Connecticut Bancorp, Inc. (filed as Exhibit 4.1 to the Registration Statement on the Form S-1/A filed for the Company on March 28, 2011, as amended, and incorporated herein by reference).

10.1	First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on the Form S-8 filed on July 12, 2016, and incorporated herein by reference).

10.2	Supplemental Executive Retirement Plan of Farmington Bank (filed as Exhibit 10.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.3	Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.3 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.4	First Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.4.1	Second Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).

10.5	Voluntary Deferred Compensation Plan for Key Employees (filed as Exhibit 10.5 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.6	Life Insurance Premium Reimbursement Agreement between Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.6 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.7	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Gregory A. White (filed as Exhibit 10.7 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.8	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8 to the Registration Statement on the Form S-1/A filed for the Company on March 28, 2011, as amended, and incorporated herein by reference).

10.8.1	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).

10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.9.1	Amended Annual Incentive Compensation Plan (filed as Exhibit 10.9.1 to the Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, and incorporated herein by reference)

10.10	Supplemental Retirement Plan Participation Agreement between John J. Patrick, Jr. and Farmington Bank (filed as Exhibit 10.10 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.11	Supplemental Retirement Plan Participation Agreement between Michael T. Schweighoffer and Farmington Bank (filed as Exhibit 10.11 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.12	Supplemental Retirement Plan Participation Agreement between Gregory A. White and Farmington Bank (filed as Exhibit 10.12 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.13	Employment Agreement among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.1 Employment Agreement on Form 8-K for the Company on April 27, 2012 and incorporated herein by reference).

10.13.1	Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference) (term currently extended to December 31, 2019).

10.14	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-Q filed for the Company on May 15, 2012, and incorporated herein by reference).

10.15	First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Appendix A in the Definitive Proxy Statement on Form 14A filed on June 6, 2012 and amended on July 2, 2012 (File No. 001-35209-12890818 and 12960688).

10.16	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.17	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Gregory A. White (filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.18	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.19	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Kenneth F. Burns (filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.20	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Catherine M. Burns (filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

21.1	Subsidiaries of First Connecticut Bancorp, Inc. and Farmington Bank (filed as Exhibit 21.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CONNECTICUT BANCORP, INC.

Date: November 2, 2017	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: November 2, 2017	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

