Form 10-K
period 2017-12-31
First Connecticut Bancorp, Inc.
filed 2018-03-09
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2017 was approximately $392.6 million.

As of February 26, 2018, there were outstanding 15,967,658 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III) expected to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017, are incorporated herein by reference.

First Connecticut Bancorp, Inc.

Form 10-K Table of Contents

December 31, 2017

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

First Connecticut Bancorp, Inc.

First Connecticut Bancorp, Inc. (“First Connecticut Bancorp”, “FCB” or the “Company”) is a Maryland-chartered stock holding company that wholly owns its only subsidiary, Farmington Bank (“Bank”). At December 31, 2017, the Company had, on a consolidated basis, $3.1 billion in assets, of which $2.7 billion were in loans, $2.4 billion in deposits and stockholders’ equity of $272.5 million.

On July 2, 2012, the Company received regulatory approval to repurchase up to 1,788,020 shares, or 10% of its current outstanding common stock. On May 30, 2013, the Company completed its repurchase of 1,788,020 shares at a cost of $24.9 million, of which 486,947 shares were reissued as part of the 2012 Stock Incentive Plan. On June 21, 2013, the Company received regulatory approval to repurchase up to an additional 1,676,452 shares, or 10% of its then current outstanding common stock. As of December 31, 2017, the Company has repurchased 1,075,507 of these shares at a cost of $16.2 million. Repurchased shares are held as treasury stock and are available for general corporate purposes.

On September 5, 2012, the Company registered 2,503,228 shares to be reserved for issuance from the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The shares under the 2012 Plan have been granted as of December 31, 2017. In May 2016, the Company’s shareholders approved the First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for a total of 300,000 shares of common stock for issuance upon the grant or exercise of awards. The 2016 Plan shares were registered on July 12, 2016. The Company has issued 61,296 shares from the 2016 Plan as of December 31, 2017.

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

Market Area

We operate in a primarily suburban market area that has a stable population and household base. Our current branch offices are primarily in Hartford County, Connecticut; two of our branch offices are located in Hampden County, Massachusetts. Our primary market area is central Connecticut and western Massachusetts. Our main office is in Farmington, Connecticut and is approximately ten miles from the City of Hartford, Connecticut. The counties we serve have a mix of industry groups and employment sectors including insurance, health services, finance, manufacturing, not-for-profit, education, government and technology. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our lending area is broader than our deposit market area and primarily includes Connecticut and western Massachusetts, however, we will selectively lend to borrowers in other northeastern states. We expect to open a branch office in Manchester, CT in the first quarter of 2018. During 2016, we opened a branch office in Vernon, CT and a loan production office in Fairfield, CT.

Based on the most recent data available from the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2017, we possess a 5.99% deposit market share in Hartford County. Our market share rank is 4th out of 27 financial institutions.

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

The resulting overall loan portfolio performance has been strong with total loan growth of 7.8% in 2017, 7.9% in 2016, 10.4% in 2015 and 17.5% in 2014. Our total loans at December 31, 2017 increased by $199.3 million or 7.8% from December 31, 2016 primarily due to increases in our commercial loan portfolio which grew $123.3 million or 8.5% from December 31, 2016 to December 31, 2017.

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

The following table sets forth the composition of our loan portfolio by type of loans at the dates indicated:

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate:
Residential	$989,366	36.1%	$907,946	35.7%	$849,722	36.1%	$827,005	38.7%	$693,046	38.2%
Commercial	1,063,755	38.8%	979,370	38.5%	887,431	37.6%	765,066	35.8%	633,764	34.9%
Construction(1)	90,059	3.3%	49,679	2.0%	30,895	1.3%	57,371	2.7%	78,191	4.3%
Commercial	429,116	15.6%	430,539	16.9%	409,550	17.4%	309,708	14.5%	252,032	13.9%
Home equity line of credit	165,070	6.0%	170,786	6.7%	174,701	7.4%	169,768	8.0%	151,606	8.3%
Other	5,650	0.2%	5,348	0.2%	5,513	0.2%	6,117	0.3%	7,669	0.4%
Total loans	2,743,016	100.0%	2,543,668	100.0%	2,357,812	100.0%	2,135,035	100.0%	1,816,308	100.0%
Net deferred loan costs	5,065		3,844		3,984		3,842		2,993
Loans	2,748,081		2,547,512		2,361,796		2,138,877		1,819,301
Allowance for loan losses	(22,448)		(21,529)		(20,198)		(18,960)		(18,314)
Loans, net	$2,725,633		$2,525,983		$2,341,598		$2,119,917		$1,800,987

(1)	Construction loans include commercial and residential construction loans and are reported net of undisbursed construction loans of $50.0 million as of December 31, 2017.

Major loan customers: Our five largest lending relationships are with commercial borrowers with loans totaling $138.8 million or 5.1% of our total loan portfolio outstanding as of December 31, 2017. Loan commitments to these borrowers totaled $141.1 million for the same period. These relationships and commitments consist of the following:

1.	Fully advanced $35.8 million relationship comprised of two commercial mortgage loans on two distinct properties to acquire a retail plaza in Massachusetts anchored by a national investment grade grocery tenant and to provide capital reimbursement for the purchase of property leased to a national investment grade superstore in Maryland.

2.	Fully advanced $28.5 million relationship comprised of three commercial mortgage loans on two distinct properties extended to a well-known New England developer for the refinancing of construction debt associated with the redevelopment of an 82-unit apartment complex located in New Hampshire and refinancing of construction debt associated with the redevelopment of a 157-unit apartment complex located in Rhode Island.

3.	$25.1 million advanced on a $27.4 million relationship comprised of two loans, a non-revolving line of credit to fund construction of a retail plaza anchored by national tenants in Connecticut and a fully advanced mortgage to refinance a retail plaza located in New York, which is 100% occupied and anchored by a national grocery chain.

4.	Fully advanced $25 million direct purchase bond financing loan to a private college located in Pennsylvania for the construction of new dorms and a student commons building.

5.	Fully advanced $24.4 million relationship comprised of five loans, each to finance the acquisition of property in Connecticut under long-term leases to one of the largest pharmacy store chains in the United States.

All of the credit facilities extended to the five largest borrowers as of December 31, 2017 are current and performing in accordance with their respective terms.

Real Estate Loans:

Residential Real Estate Loans: One of our primary lending activities consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Hartford County and surrounding counties in Connecticut. Of the $989.4 million and $907.9 million of residential loans outstanding at December 31, 2017 and 2016, respectively, $413.3 million and $411.7 million are fixed-rate loans. Generally, residential real estate loans are originated in amounts up to 95.0% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80.0%. We usually do not make loans secured by single-family homes with loan-to-value ratios in excess of 95.0% (with the exception of Federal Housing Administration loans which allow for a 96.5% loan-to-value ratio). Fixed-rate mortgage loans generally are originated for terms of 7, 10, 15, 20, 25 and 30 years. All fixed-rate residential mortgage loans are underwritten pursuant to secondary market underwriting guidelines which include minimum FICO standards.

Based on the market environment for our residential mortgage originations we may sell our conforming 10, 15, 20 and 30 year fixed-rate residential mortgage loan production in the secondary market, while retaining the servicing rights. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We originated $130.2 million of conforming fixed-rate one-to-four family residential loans for the year ended December 31, 2017, $115.0 million of which were sold in the secondary market and we originated $157.9 million of fixed-rate one-to-four family residential loans for the year ended December 31, 2016, $141.1 million of which were sold in the secondary market. The loans sold meet secondary market guidelines and are subject to warranty exposure. Such exposure is mitigated by our quality control procedures and the fact that we are selling newly originated loans instead of seasoned loans in the secondary market. As of December 31, 2017, we have not been requested or required to repurchase any sold loans due to inadequate underwriting or documentation deficiencies. We have not and do not intend to originate subprime or alternative A paper (alt A) loans.

We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate that adjusts annually based on the Wall Street Journal One-Year LIBOR, after a one, three, five, seven or ten - year initial fixed-rate period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 500 basis points per adjustment, with a lifetime maximum adjustment up to 5.0%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years. We originated $42.6 million and $33.5 million adjustable rate one-to-four family residential loans for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, we purchased $114.6 million and $117.7 million in adjustable rate mortgages through our correspondent network, respectively.

Adjustable rate mortgage loans decrease the risks associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential real estate loans, $576.0 million and $496.2 million had adjustable rates of interest at December 31, 2017 and 2016, respectively. Declines in real estate values and or a slowdown in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Our largest residential mortgage loan had a principal balance of $3.8 million at December 31, 2017, which is performing in accordance with terms.

Commercial Real Estate Loans: We originate commercial investment real estate loans and loans on owner-occupied properties used for a variety of business purposes, including office buildings, multi-family dwellings, industrial and warehouse facilities and retail facilities. Commercial mortgage loans totaled $1.1 billion and $979.4 million, or 38.8% and 38.5% of total loans, at December 31, 2017 and 2016, respectively. At December 31, 2017, our owner-occupied commercial mortgage loans constituted 25.6% of our commercial real estate portfolio and our investor-owned commercial mortgage real estate loans were 74.4% of the commercial real estate portfolio. The investor-owned portfolio is diversified among a number of property types as shown in the following table. Owner-occupied commercial real estate loans totaled $272.3 million and $213.3 million, or 25.6% and 21.8%, at December 31, 2017 and 2016, respectively. Our owner-occupied commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80.0% of the appraised value of the property. Our commercial real estate loans are generally made with terms of up to 20 years, amortization schedules generally up to 25 years and interest rates that are fixed for a period of time, generally set at a margin above the FHLBB Advance rates. Variable rate options are also available, generally tied to the prime rate as published in the Wall Street Journal, or for qualifying borrowers, tied to LIBOR plus a margin. Interest rate swaps are offered to qualified borrowers to effect a fixed-rate equivalent for the borrower and allows us to effectively hedge against interest rate risk on large, long-term loans. In reaching a credit decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we also consider the terms and conditions of the leases, the credit quality of the tenants and the borrower’s global cash flow. We typically require that the properties securing our commercial real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long-term debt) of at least 1.20x. Environmental reports and current appraisals are required for commercial real estate loans as governed by our written environmental and appraisal policies. Generally, a commercial real estate loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity, though, we do offer non-recourse financing to commercial real estate borrowers who exhibit strong credit metrics including, but not limited to, strong debt service coverage and low loan-to-value ratios.

A commercial real estate borrower’s financial information and various credit quality indicators are monitored on an ongoing basis by requiring the submission of periodic financial statement updates, annual tax returns and the periodic review of payment history. In addition, we typically conduct periodic face-to-face meetings with the borrower, as well as property site visits. These requirements also apply to guarantors of commercial real estate loans. Borrowers with loans secured by rental investment property are required to provide an annual report of income and expenses for such property, including a tenant rent roll and copies of leases, as applicable.

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

The largest commercial real estate loan, excluding commercial construction, was $21.5 million at December 31, 2017 and is performing in accordance with terms.

The following table presents the amounts and percentages of commercial real estate loans held by type as of December 31, 2017 and 2016.

	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Commercial Real Estate Loans:
Retail	$345,256	32.5%	$287,551	29.4%
Owner occupied	272,333	25.6%	213,335	21.8%
Multi-family	206,312	19.4%	204,389	20.9%
Office	91,537	8.6%	128,675	13.1%
Other	83,110	7.8%	80,225	8.2%
Industrial	32,545	3.0%	40,652	4.1%
Hotel	23,227	2.2%	21,495	2.2%
Land	9,435	0.9%	3,048	0.3%
Total	$1,063,755	100.0%	$979,370	100.0%

Construction Loans: We offer construction loans, including commercial construction loans and real estate subdivision development loans, to developers, licensed contractors and builders for the construction and development of commercial real estate projects and residential properties. Construction loans outstanding, including commercial and residential, totaled $90.1 million and $49.7 million, or 3.3% and 2.0% of total loans outstanding at December 31, 2017 and 2016, respectively. At December 31, 2017, the unadvanced portion of these construction loans totaled $50.0 million, as compared to $57.1 million at December 31, 2016. Our underwriting policies provide that construction loans typically be made in amounts of up to 75.0% of the appraised value of the property. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of the cost or appraised value of the improvements, whichever is less, and each project is physically inspected prior to each advance either by a loan officer or an engineer approved by us. We typically limit the number of speculative units financed by a customer, with the majority of construction advances supported by purchase contracts.

We also originate construction loans to individuals and contractors for the construction and acquisition of personal residences. Residential construction loans outstanding totaled $10.2 million and $4.5 million at December 31, 2017 and 2016, respectively. The unadvanced portion of these construction loans totaled $7.6 million and $5.1 million at December 31, 2017 and 2016, respectively. Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner-occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80.0%. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

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

The following table presents the amounts and percentages of construction loans held by type as of December 31, 2017 and 2016.

	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Construction Loans:
Retail	$27,979	31.1%	$11,908	24.0%
Multi-family	18,726	20.8%	8,685	17.5%
Commercial owner-occupied	14,873	16.5%	17,293	34.8%
Office	13,781	15.3%	3,995	8.0%
Residential	10,152	11.3%	4,507	9.1%
Subdivision	2,213	2.4%	1,595	3.2%
Other	1,466	1.6%	1,696	3.4%
Subdivision speculative	869	1.0%	-	-
Total	$90,059	100.0%	$49,679	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of our construction and development loans provide for the use of interest reserves, and based upon our knowledge of general industry practices, we believe that our practices related to such interest reserves are appropriate and adequate. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly we typically fund the majority of the construction period interest through loan advances. As of December 31, 2017, we are committed to advance construction period interest totaling approximately $1.6 million on construction and development loans. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2017 was approximately $87.1 million, of which $50.4 million was outstanding at December 31, 2017 and $36.7 million remained to be advanced.

The largest commercial construction loan was $12.6 million of which $10.4 million was outstanding at December 31, 2017, and is performing in accordance with terms.

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

We had $429.1 million and $430.5 million in commercial loans at December 31, 2017 and 2016, respectively. Of the loans in our commercial loan portfolio, $15.2 million and $16.4 million were guaranteed by either the Small Business Administration, the Connecticut Development Authority or the United States Department of Agriculture at December 31, 2017 and 2016, respectively. Total commercial business loans amounted to 15.6% and 16.9% of total loans at December 31, 2017 and 2016, respectively.

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

When making commercial business loans, we consider the character and capabilities of the borrower’s management, our lending history with the borrower, the debt service capabilities of the borrower, the historical and projected cash flows of the business, the strength of the borrower’s balance sheet, the value and composition of the collateral, and the financial strength and commitment of the guarantors, if any. Commercial loans are generally secured by a variety of collateral, including accounts receivable, inventory and equipment, and supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically advanced at a discount to the value of the loan’s collateral. As of December 31, 2017 and 2016, unsecured commercial loans totaled $72.0 million and $69.3 million, respectively, or less than 3.0% of total loans outstanding. Generally, a commercial loan made to a corporation, partnership or other business entity requires personal guarantees by the principals and owners of 20.0% or more of the entity, though, we do offer non-recourse financing to commercial borrowers who exhibit strong credit metrics including but not limited to, strong debt service coverage and low loan-to-value ratios.

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

As of December 31, 2017, our largest commercial business loan relationship was fully advanced at $25.0 million, which was performing according to its terms. In addition to the commercial business loans discussed above, we had $3.9 million in letter of credit commitments as of December 31, 2017.

In an effort to both attract more sophisticated borrowers, as well as to hedge our interest rate risk associated with long-term commercial loans, we offer interest rate swaps via our correspondent banking partners. Interest rate swaps are primarily used to exchange a floating rate payment stream into a fixed-rate payment stream. The variable rates on swaps will change as market interest rates change. We will enter into swap transactions solely to limit our interest rate risk and effectively “fix” the rate for appropriate customer borrowings. We do not engage in any speculative swap transactions. Generally, swap options are offered to “pass” rated borrowers requesting long-term commercial loans or commercial mortgages in amounts of at least $1.0 million. We have established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as well as identifying internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts, and limits to single dealer counterparties). Our interest rate swap derivatives are primarily collateralized by cash. As of December 31, 2017, we have 81 mirrored swap transactions with a total current notional amount of $411.7 million. The fair value of the interest rate swap derivative asset and liability is $10.3 million and $10.4 million, respectively, at December 31, 2017.

Our small business customers typically generate annual revenues from their businesses of up to $2.5 million and have borrowing needs of up to $750,000. We deliver and promote the delivery of small business loan products to our existing and prospective customer base by leveraging our retail branch network, including our branch managers, supplemented by a team of dedicated business development officers. Our branch managers and business development officers are fully trained to assist small business owners through the entire loan process from application to closing. We offer a streamlined process for our customers by utilizing a credit scoring system as a key part of our underwriting process, along with a standardized loan documentation package. This results in our ability to deliver quick decision-making along with cost effective loan closings to our small business customers. As a designated Small Business Administration (“SBA”) preferred lender, we are also able to offer flexible financing terms to those borrowers who otherwise would not qualify under our traditional underwriting standards. The Small Business Administration program is a cornerstone of our small business loan program. Based on the SBA 2017 fiscal year, we were ranked 4th out of 71 small business lenders in CT as measured by number of loans, originating 48 loans totaling $3.2 million. Based on the SBA 2016, 2015, 2014 and 2013 fiscal years, we were ranked 4th, 1st, 2nd and 3rd respectively, out of over 50 small business lenders in CT as measured by number of loans. We also were awarded the “Top Lender to Women Entrepreneurs” award for fiscal year 2015. As of December 31, 2017, our entire small business loan portfolio totaled $94.5 million or 3.4% of total loans, with an additional $4.5 million in unfunded loan commitments and an average loan size of approximately $97,000.

Home Equity Line of Credit:

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. Home equity loans and home equity lines of credit totaled $165.1 million and $170.8 million, or 6.0% and 6.7% of total loans at December 31, 2017 and 2016, respectively. At December 31, 2017, the unadvanced amount of home equity lines of credit totaled $205.4 million, as compared to $199.2 million at December 31, 2016.

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

Other: Includes installment, collateral, demand, revolving credit and resort loans to customers with acceptable credit ratings residing primarily in our market area. Installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts, and unsecured personal loans.  The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.  The resort portfolio consists of a direct receivable loan outside the Northeast which is amortizing to its contractual obligations.  The Bank has exited the resort financing market with a residual portfolio remaining. Other loans totaled $5.7 million and $5.3 million, or 0.2% of our total loan portfolio at December 31, 2017 and 2016, respectively. While the asset quality of these portfolios is currently strong, there is increased risk associated with consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

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

We are an approved seller and servicer of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. All adjustable rate mortgages are currently being held in our residential portfolio. We also originate Federal Housing Administration loans through our “Direct Endorsed” designation with the U.S. Department of Housing and Urban Development and U.S. Department of Veteran Affairs.

We were servicing residential real estate loans sold in the amount of $598.4 million and $540.4 million at December 31, 2017 and 2016, respectively. We anticipate our servicing assets will continue to grow as we expect to sell a portion of our fixed-rate conforming loan production into the secondary market.

We also purchase one-to-four family residential mortgage loans throughout the New England and New York/New Jersey markets, from approved Correspondents licensed with the respective State Departments of Banking. The approved Correspondents are not employed by us and sell their loans based on competitive pricing. The loans are underwritten to meet or exceed Secondary Market requirements. We do not, however, participate in the purchase of credit impaired loans. We expect to continue to purchase one-to-four family residential mortgage loans from approved Correspondents so long as pricing and purchase opportunities remain favorable.

From time to time we enter into participations with other regional lenders in commercial real estate and commercial business loan transactions. We participate in transactions (purchase a share of the loan commitment), as well as sell portions of transactions that we originate. As of December 31, 2017 and 2016, our loan portfolio included $161.9 million and $139.4 million, respectively, in loans in which we purchased a participation share, and $155.7 million and $153.2 million, respectively, in loans participated to other institutions.

Loan Portfolio Maturities and Yields:

The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity are reported as being due in one year or less. Weighted average rates are computed based on the rate of the loan at December 31, 2017.

	Loans Maturing During the Years Ending December 31,
	2018		2019 to 2022		2023 and beyond		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Real estate:
Residential	$775	3.61%	$8,469	3.12%	$980,122	3.46%	$989,366	3.45%
Commercial	2,537	4.61%	192,050	4.02%	869,168	4.07%	1,063,755	4.07%
Construction	6,303	5.08%	2,653	4.15%	81,103	3.78%	90,059	3.88%
Commercial	55,973	4.46%	93,753	4.20%	279,390	3.21%	429,116	3.59%
Home equity line of credit	5,235	4.07%	62,773	3.58%	97,062	3.72%	165,070	3.68%
Other	1,832	3.33%	994	6.04%	2,824	4.92%	5,650	4.60%
Total	$72,655	4.45%	$360,692	3.98%	$2,309,669	3.68%	$2,743,016	3.74%

The following table sets forth the fixed-rate and adjustable rate loans at December 31, 2017 that are contractually due after December 31, 2018:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate:
Residential	$412,577	$576,014	$988,591
Commercial	350,464	710,754	1,061,218
Construction	20,245	63,511	83,756
Commercial	263,927	109,216	373,143
Home equity line of credit	433	159,402	159,835
Other	2,408	1,410	3,818
Total	$1,050,054	$1,620,307	$2,670,361

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

The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets. For example, at December 31, 2017, 89% of commercial real estate, construction real estate, commercial business and resort loans rated substandard were on accrual status and current as to payments. Our classified assets include loans identified as “substandard”, “doubtful” or “loss”. Substandard assets consisted of $39.7 million and $37.7 million of our total loan portfolio at December 31, 2017 and 2016, respectively. We had no assets classified as “doubtful” or “loss” at December 31, 2017 and 2016.

On a quarterly basis, our loan policy requires that we evaluate for impairment all commercial loans classified as non-accrual, and residential and consumer non-accruing loans greater than $100,000 and troubled debt restructurings. We have determined that $30.2 million and $34.3 million of impaired loans existed at December 31, 2017 and 2016, respectively. Based upon our analysis, $1.2 million and $4.9 million of impaired loans required an allowance of $174,000 and $278,000 to be established as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, $36.9 million and $22.0 million, respectively, were included on the classified loan list and were not considered impaired.

Loan Delinquencies: The following is a summary of loan delinquencies at recorded investment values at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2017
Real estate:
Residential	13	$2,445	9	$1,874	20	$7,317	42	$11,636
Commercial	1	67	-	-	-	-	1	67
Construction	-	-	-	-	1	4,532	1	4,532
Commercial	-	-	1	22	1	38	2	60
Home equity line of credit	2	223	1	48	4	584	7	855
Other	7	74	-	-	3	30	10	104
Total	23	$2,809	11	$1,944	29	$12,501	63	$17,254

At December 31, 2016
Real estate:
Residential	10	$1,226	6	$1,529	23	$7,979	39	$10,734
Commercial	1	193	-	-	1	888	2	1,081
Construction	-	-	-	-	1	4,532	1	4,532
Commercial	1	54	-	-	3	319	4	373
Home equity line of credit	-	-	2	85	3	377	5	462
Other	7	66	1	23	-	-	8	89
Total	19	$1,539	9	$1,637	31	$14,095	59	$17,271

At December 31, 2015
Real estate:
Residential	18	$3,379	5	$863	15	$6,304	38	$10,546
Commercial	2	318	-	-	1	994	3	1,312
Construction	-	-	-	-	1	187	1	187
Commercial	4	153	-	-	2	1,752	6	1,905
Home equity line of credit	3	280	2	360	2	210	7	850
Other	11	135	-	-	1	10	12	145
Total	38	$4,265	7	$1,223	22	$9,457	67	$14,945

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-performing loans:
Real estate:
Residential	$9,401	$9,846	$9,773	$9,706	$10,599
Commercial	67	976	1,106	2,112	827
Construction	4,532	4,532	187	187	187
Commercial	775	1,301	3,232	2,268	2,285
Home equity line of credit	963	862	573	1,040	740
Other	54	44	42	155	162
Total non-performing loans	15,792	17,561	14,913	15,468	14,800
Loans 90 days past due and still accruing	-	-	-	-	-
Other real estate owned	-	-	279	400	393
Total nonperforming assets	$15,792	$17,561	$15,192	$15,868	$15,193

Total non-performing loans to total loans	0.58%	0.69%	0.63%	0.72%	0.81%
Total non-performing loans to total assets	0.52%	0.62%	0.55%	0.62%	0.70%

The amount of income that was contractually due but not recognized on non-accrual loans totaled $1.0 million for the year ended December 31, 2017.

Troubled debt restructurings: The following table presents information on loans whose terms had been modified in a troubled debt restructuring:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Restructured loans on accrual status	$6,172	$8,160	$16,952	$18,664	$15,790
Restructured loans on non-accrual status	9,484	10,090	7,258	7,581	7,578
Total restructured loans	$15,656	$18,250	$24,210	$26,245	$23,368

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

At December 31, 2017, 100% of the accruing TDRs were performing in accordance with the restructured terms. At December 31, 2017 and 2016, the allowance for loan losses included specific reserves of $172,000 and $160,000 related to TDRs, respectively. For the years ended December 31, 2017 and 2016, the Bank had charge-offs totaling $83,000 and $272,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $107,000 and $369,000 at December 31, 2017 and 2016, respectively.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2017.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at December 31, 2017 and 2016.

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

Schedule of Allowance for Loan Losses: The following table sets forth activity in the allowance for loan losses for the years indicated.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$21,529	$20,198	$18,960	$18,314	$17,229
Provision for loan losses	1,551	2,332	2,440	2,588	1,530
Charge-offs:
Real estate:
Residential	(95)	(327)	(295)	(701)	(430)
Commercial	(111)	-	(213)	(93)	-
Construction	-	(18)	-	-	-
Commercial	(371)	(410)	(318)	(1,066)	(31)
Home equity line of credit	-	(13)	(238)	(106)	-
Other	(184)	(278)	(285)	(137)	(62)
Total charge-offs	(761)	(1,046)	(1,349)	(2,103)	(523)

Recoveries:
Real estate:
Residential	15	2	112	58	6
Commercial	2	-	-	1	-
Construction	-	-	-	-	-
Commercial	81	10	6	84	52
Home equity line of credit	-	-	-	-	-
Other	31	33	29	18	20
Total recoveries	129	45	147	161	78

Net charge-offs	(632)	(1,001)	(1,202)	(1,942)	(445)
Allowance at end of year	$22,448	$21,529	$20,198	$18,960	$18,314

Ratios:
Allowance for loan losses to non-performing loans at end of year	142.15%	122.60%	135.44%	122.58%	123.74%
Allowance for loan losses to total loans outstanding at end of year	0.82%	0.85%	0.86%	0.89%	1.01%
Net charge-offs to average loans outstanding	0.02%	0.04%	0.05%	0.10%	0.03%

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

As of December 31, 2017, we had impaired loans of $29.1 million with no valuation or partial charge-offs recorded.  As described above, if a loan is determined to be impaired, we will evaluate the amount of reserves for such loans based on the present value of expected cash flows discounted at the effective interest rate, the fair value of the collateral, if applicable, or the observable market price for the loan.  If we determine that an impairment amount exists, we will establish a valuation allowance for the loan.  If no impairment amount exists based on these tests, then no allowance for loan loss is required on that loan.  If an impairment is shown to exist, we establish an allowance for loan loss for the amount that the recorded investment or book value, in the loan exceeds the measure of the impaired loan.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value can be identified as uncollectible and is, therefore, deemed a confirmed loss which is charged-off against our allowance for loan losses.

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

	At December 31,
	2017			2016
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$4,137	18.4%	36.1%	$4,134	19.2%	35.7%
Commercial	11,963	53.3%	38.8%	11,131	51.7%	38.5%
Construction	785	3.5%	3.3%	425	2.0%	2.0%
Commercial	4,155	18.5%	15.6%	4,400	20.4%	16.9%
Home equity line of credit	1,364	6.1%	6.0%	1,398	6.5%	6.7%
Other	44	0.2%	0.2%	41	0.2%	0.2%
Total	$22,448	100.0%	100.0%	$21,529	100.0%	100.0%

	At December 31,
	2015			2014			2013
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$4,084	20.2%	36.1%	$4,382	23.1%	38.7%	$3,647	19.9%	38.2%
Commercial	10,255	50.8%	37.6%	8,949	47.3%	35.8%	8,253	45.0%	34.9%
Construction	231	1.1%	1.3%	478	2.5%	2.7%	1,152	6.3%	4.3%
Commercial	4,119	20.4%	17.4%	3,250	17.1%	14.5%	3,746	20.5%	13.9%
Home equity line of credit	1,470	7.3%	7.4%	1,859	9.8%	8.0%	1,465	8.0%	8.3%
Other	39	0.2%	0.2%	42	0.2%	0.3%	51	0.3%	0.4%
Total	$20,198	100.0%	100.0%	$18,960	100.0%	100.0%	$18,314	100.0%	100.0%

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

Our investment portfolio, excluding FHLBB stock, totaled $162.2 million and $136.6 million at December 31, 2017 and 2016, respectively, and consisted primarily of United States government securities, securities issued and guaranteed by Government Sponsored Enterprises (GSE’s) including debt and mortgage-backed securities, municipal and other bonds, mutual funds and equity securities, including preferred equity securities.

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

	At December 31,
	2017		2016		2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$11,847	$11,909	$19,826	$19,968	$38,782	$38,859
U.S. Government agency obligations	66,000	65,656	73,996	73,711	82,002	81,805
Government sponsored residential mortgage-backed securities	2,677	2,793	3,424	3,569	4,958	5,153
Corporate debt securities	-	-	500	515	1,000	1,048
Preferred equity securities	2,000	1,807	2,000	1,746	2,000	1,632
Marketable equity securities	108	187	108	182	108	160
Mutual funds	5,187	4,899	4,071	3,829	3,957	3,767
Total securities available-for-sale	$87,819	$87,251	$103,925	$103,520	$132,807	$132,424

Held-to-maturity
U.S. Treasury obligations	$4,991	$4,991	$-	$-	$-	$-
U.S. Government agency obligations	37,982	37,550	16,000	15,917	24,000	24,008
Government sponsored residential mortgage-backed securities	32,012	32,013	17,061	17,124	8,246	8,349
Total held-to-maturity Total securities held-to-maturity	$74,985	$74,554	$33,061	$33,041	$32,246	$32,357

During the years ended December 31, 2017, 2016 and 2015, we recorded no other-than-temporary impairment charges.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, most securities purchased were classified available-for-sale at December 31, 2017 and 2016.

U.S. Treasury and U.S. Government Agency Obligations: At December 31, 2017 and 2016, our U.S. Treasury and U.S. Government agency obligations portfolio totaled $120.5 million and $109.7 million, respectively, of which $77.6 million and $93.7 million, respectively, were classified as available-for-sale. There were no structured notes or derivatives in the portfolio.

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

At December 31, 2017, the carrying value of Government sponsored residential mortgage-backed securities totaled $34.8 million or 1.1% of assets, and 1.2% of interest earning assets, $2.8 million of which were classified as available-for-sale and $32.0 million of which were classified as held-to-maturity, compared to the carrying value of mortgage-backed securities at December 31, 2016 which totaled $20.6 million or 0.7% of assets, and 0.8% of interest earning assets, $3.6 million of which were classified as available-for-sale and $17.1 million of which were classified as held-to-maturity. The available-for-sale mortgage-backed securities portfolio had a book yield of 3.44% and 3.23% at December 31, 2017 and 2016, respectively, and the held-to-maturity mortgage-backed securities portfolio had a book yield of 2.50% at December 31, 2017 and 2016. The estimated fair value of our mortgage-backed securities at December 31, 2017 was $34.8 million, which is $117,000 more than the amortized cost and at December 31, 2016 $20.6 million, which was $208,000 more than the amortized cost. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Our investment portfolio contained no Government sponsored residential mortgage-backed securities collateralized by “subprime” loans for the years ended December 31, 2017 and 2016. Although we do not have a direct exposure to subprime related assets, the value and related income of our mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can have a negative impact upon the valuation of certain securities held by us.

Corporate Debt Securities: We had no corporate debt securities at December 31, 2017. At December 31, 2016, the fair value of our corporate bond portfolio totaled $515,000 which was classified as available-for-sale. The corporate bond portfolio was fixed rate earning a book yield of 5.41% at December 31, 2016. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Marketable Equity Securities and Mutual Funds: We currently maintain a diversified equity securities and mutual funds portfolio. At December 31, 2017 and 2016, the fair value of our marketable equity securities portfolio totaled $187,000 and $182,000, respectively. Our marketable equity securities represented less than one percent of total assets at December 31, 2017 and 2016 and were classified as available-for-sale. The mutual funds portfolio totaled $4.9 million and $3.8 million at December 31, 2017 and 2016, respectively. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investment policy provides that the total equity portfolio cannot exceed 50% of the Tier I capital of Farmington Bank. Investments in equity securities and mutual funds involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Preferred Equity Securities: Our investments in preferred equity securities consist of 80,000 shares of Goldman Sachs preferred stock at December 31, 2017. The carrying value of our preferred equity securities totaled $1.8 million and $1.7 million at December 31, 2017 and 2016, respectively.

Trust Preferred Debt Securities: We had no trust preferred debt securities at December 31, 2017 and 2016. During 2015, we sold our trust preferred debt securities for a gain of $1.5 million.

Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2017 and 2016 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	December 31, 2017
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations	$-	0.00%	$11,909	1.64%	$-	-	$-	-	$11,909	1.64%
U.S. Government agency obligations	27,919	1.05%	37,737	1.52%	-	-	-	-	65,656	1.32%
Government-sponsored residential mortgage-backed securities	23	4.50%	18	4.50%	-	-	2,752	3.43%	2,793	3.44%
Corporate debt securities	-	0.00%	-	-	-	-	-	-	-	0.00%
Total debt securities available-for-sale	$27,942	1.06%	$49,664	1.55%	$-	-	$2,752	3.43%	$80,358	1.44%

Held-to-Maturity:
U.S. Treasury obligations	$-	-	$4,991	2.13%	$-	-	$-	-	$4,991	2.13%
U.S. Government agency obligations	-	-	25,649	1.84%	11,901	2.49%	-	-	37,550	2.04%
Government-sponsored residential mortgage-backed securities	-	-	-	-	-	-	32,013	2.50%	32,013	2.50%
Total debt securities held-to-maturity	$-	-	$30,640	1.88%	$11,901	2.49%	$32,013	2.50%	$74,554	2.25%

	December 31, 2016
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations	$12,995	0.68%	$6,973	1.38%	$-	-	$-	-	$19,968	0.92%
U.S. Government agency obligations	19,980	0.32%	53,731	1.17%	-	-	-	-	73,711	0.94%
Government-sponsored residential mortgage-backed securities	1	5.50%	128	4.50%	-	-	3,440	3.19%	3,569	3.23%
Corporate debt securities	515	5.41%	-	-	-	-	-	-	515	5.41%
Total debt securities available-for-sale	$33,491	0.54%	$60,832	1.20%	$-	-	$3,440	3.19%	$97,763	1.05%

Held-to-Maturity:
U.S. Government agency obligations	$-	-	$15,917	1.76%	$-	-	$-	-	$15,917	1.76%
Government-sponsored residential mortgage-backed securities	-	-	-	-	-	-	17,124	2.50%	17,124	2.50%
Total debt securities held-to-maturity	$-	-	$15,917	1.76%	$-	-	$17,124	2.50%	$33,041	2.14%

Sources of Funds

General: Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, loan prepayments, investment maturities, retained earnings and income on earning assets.

Deposits: A majority of our depositors are persons and businesses who work or reside in Hartford County, Connecticut and Hampden County, Massachusetts. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. The Company also has established a relationship for brokered deposits. There were brokered deposits totaling $58.8 million and $43.2 million at December 31, 2017 and 2016, respectively.

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

It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2017, $540.9 million or 22.2% of our deposits were time deposits, of which $380.6 million will be maturing within one year or less. At December 31, 2016, $464.6 million or 21.0% of our deposits were time deposits, of which $327.9 million will be maturing within one year or less.

Our government banking group provides deposit services to municipalities throughout Connecticut. Through the efforts of our government banking group, we attracted significant municipal deposits through existing and newly formed relationships. Municipal deposits as of December 31, 2017 and 2016 were $437.1 million or 18.0% and $394.5 million or 17.8% of our total deposits outstanding, respectively. These deposits can be more volatile than other deposits but provide significant liquidity generally at a lower or similar cost to wholesale funds. We limit the related contingent funding risk by limiting the amount of municipal deposits that can be accepted.

The following table displays a summary of our deposits by account type as of the dates indicated:

	At December 31,
	2017		2016		2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Demand deposits	$473,428	19.4%	$441,283	19.9%	$401,388	20.2%
NOW accounts	623,135	25.6%	542,764	24.5%	468,054	23.5%
Money markets	559,297	23.0%	532,681	24.0%	460,737	23.1%
Savings accounts	237,380	9.8%	233,792	10.6%	220,389	11.1%
Total non-time deposit accounts	1,893,240	77.8%	1,750,520	79.0%	1,550,568	77.9%
Time deposits	540,860	22.2%	464,570	21.0%	440,790	22.1%
Total deposits	$2,434,100	100.0%	$2,215,090	100.0%	$1,991,358	100.0%

The following table displays the distribution of average deposit accounts by account type with the average rates paid at the dates indicated:

	At December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Noninterest-bearing deposit	$441,347	$-	-	$412,155	$-	-	$357,156	$-	-
NOW accounts	616,962	2,850	0.46%	513,256	1,544	0.30%	472,644	1,351	0.29%
Money markets	533,213	4,143	0.78%	512,396	4,119	0.80%	453,017	3,592	0.79%
Savings accounts	235,608	252	0.11%	223,499	241	0.11%	213,383	226	0.11%
Time deposits	486,449	6,003	1.23%	469,493	5,552	1.18%	407,071	4,203	1.03%
Total interest-bearing deposit	1,872,232	$13,248	0.71%	1,718,644	$11,456	0.67%	1,546,115	$9,372	0.61%
Total deposits	$2,313,579			$2,130,799			$1,903,271

The following table displays information concerning time deposits by interest rate ranges at the dates indicated:

	At December 31, 2017
	Period to Maturity						Total at December 31,
(Dollars in thousands)	Less Than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	2016	2015
Interest Rate Range:
1.00% and below	$129,710	$18,779	$5,879	$6,045	$160,413	29.7%	$214,803	$221,651
1.01% - 2.00%	247,724	68,435	6,683	11,508	334,350	61.8%	207,448	158,003
2.01% - 3.00%	3,199	20,451	9,921	12,526	46,097	8.5%	42,319	61,136
3.01% - 4.00%	-	-	-	-	-	-	-	-
Total	$380,633	$107,665	$22,483	$30,079	$540,860	100.0%	$464,570	$440,790

The following table sets forth time deposits by time remaining until maturity as of December 31, 2017.

	Maturity
(Dollars in thousands)	Three months or less	Over three to six months	Over six to twelve months	Over one year to three years	Over three Years	Total
Time deposits less than $100,000	$36,991	$41,023	$35,948	$42,497	$10,227	$166,686
Time deposits of $100,000 or more	93,395	89,188	84,088	87,651	19,852	374,174
	$130,386	$130,211	$120,036	$130,148	$30,079	$540,860

As of December 31, 2016, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $167.0 million.

The following table sets forth the interest-bearing deposit activities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance beginning of year	$1,773,807	$1,589,970	$1,402,517
Net increase in deposits before interest credited	173,617	172,381	178,081
Interest credited	13,248	11,456	9,372
Net increase in deposits	186,865	183,837	187,453
Balance end of year	$1,960,672	$1,773,807	$1,589,970

Borrowed Funds

At December 31, 2017 and 2016, we had an available line of credit with the FHLBB in the amount of $8.8 million and access to additional Federal Home Loan Bank advances of up to $706.9 million subject to collateral requirements of the FHLBB at December 31, 2017. The Company also had letters of credit of $79.5 million and 83.5 million at December 31, 2017 and 2016, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $763.8 million and $709.4 million at December 31, 2017 and 2016, respectively.

We have a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by our investments in certain securities and cash with a fair value totaling $11.2 million at December 31, 2017. Outstanding repurchase agreement borrowings totaled $10.5 million at December 31, 2017 and 2016.

The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $58.5 million at December 31, 2017 and 2016, which were undrawn at December 31, 2017 and 2016. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

Competition

We face competition within our market area both in making loans and attracting deposits. Our primary market area is central Connecticut and western Massachusetts which has a high concentration of financial institutions including large commercial banks, community banks, credit unions and mortgage companies. We opened one de novo branch in Vernon, CT and a loan production office in Fairfield, CT during 2016. We anticipate opening a de novo branch in Manchester, CT in the first quarter of 2018. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

Based on the most recent data available from the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2017, we possess a 5.99% deposit market share in Hartford County. Our market share rank is 4th out of 27 financial institutions.

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

Employees

At December 31, 2017, we had 349 full-time equivalent employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years. The current administration, led by President Donald Trump, has announced that it intends to slow down the adoption of new Dodd-Frank Act regulations and to consider proposing changes to the legislation. In addition, members of Congress have recently introduced legislation that would make significant changes to the Dodd-Frank Act, including changes that would increase the threshold for classifying financial institutions as “systemically important” (subjecting such institutions to greater regulatory oversight) from $50 billion to $250 billion. This legislation, if adopted, would also require the federal banking agencies to create a “community bank leverage ratio” of not less than 8% and not more than 10% for certain depository institutions and depository institution holding companies with total consolidated assets of less than $10 billion. The following summary assumes no changes to the Dodd-Frank Act and regulations adopted to date.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Farmington Bank, as a bank with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by our primary bank regulators. The current director of the CFPB, appointed by President Trump, recently introduced the CFPB’s new five-year strategic plan. The plan suggests the CFPB may shift to a less strident enforcement approach. In addition, certain members of Congress have introduced legislation that would, if adopted, either eliminate or significantly reduce the authority of the CFPB. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorney generals the ability to enforce federal consumer protection laws.

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

In July 2013, the Federal Reserve Board promulgated a final rule and the FDIC promulgated an interim final rule implementing Basel III, providing for a strengthened set of capital requirements. These requirements became effective on January 1, 2015 for us. In general, the rules revise regulatory capital definitions and minimum ratios, redefine Tier I capital, create a capital ratio (common equity Tier I risk-based capital ratio), require a capital conservation buffer, revise prompt corrective action thresholds to add a ratio to these thresholds (discussed in more detail below) and revise risk weighting for certain asset categories and off-balance sheet exposures. Under the regulations, (1) a requirement to maintain a ratio of common equity Tier I capital to total risk-based assets of not less than 4.5% will be implemented, (2) the minimum Leverage Capital Ratio for all financial institutions will be at least 4%, (3) the minimum Tier I Risk-Based Capital Ratio increases from 4% to 6% and (4) the Total Risk-Based Capital Ratio maintains at 8%. In addition, the regulations impose certain limitations on dividends, share buybacks, discretionary payments on Tier I instruments and discretionary bonuses to executive officers if the organization fails to maintain a capital conservation buffer of common equity Tier I capital in an amount greater than 2.5% of its total risk-weighted assets. The end result of the capital conservation buffer will be to increase the minimum common equity Tier I capital ratio to 7%, the minimum Tier I Risk-Based Capital Ratio to 8.5% and the minimum Total Risk-Based Capital Ratio to 10.5% for financial institutions seeking to avoid limitations on capital distributions and discretionary bonus payments to executive officers. The regulations will be phased in over a period of time. The capital conservation buffer will be phased-in over a five year period with the full 2.5% requirement starting as of January 1, 2019.

Additionally, under the regulations, the method for calculating the ratios has been revised to generally enhance risk sensitivity as well as provide alternatives to credit ratings for calculating risk-weighted assets. As of December 31, 2017, we currently comply with the BASEL III requirements on a fully phased-in basis.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2017, Farmington Bank was a well-capitalized institution.

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

The FDIC provides insurance up to $250,000 per depositor for each account ownership category. For the years ended December 31, 2017, 2016, and 2015, the Bank’s total FDIC assessments were $1.7 million, $1.6 million and $1.7 million, respectively.

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

Federal Home Loan Bank System: Farmington Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. Farmington Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, we were in compliance with this requirement with an investment in FHLBB stock of $15.5 million and $16.4 million at December 31, 2017 and 2016, respectively. The FHLBB paid dividends totaling $703,000, $701,000 and $522,000 for the years ended December 31, 2017, 2016 and 2015, respectively. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by us.

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

Members of Congress have introduced legislation recently that would, if adopted, exclude some financial institutions from certain provisions of the Sarbanes-Oxley Act, such as by increasing the market capitalization thresholds that trigger the applicability of provisions related to the effectiveness of a public company’s internal controls.

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

The USA PATRIOT Act: On October 26, 2001, the USA PATRIOT Act (the “PATRIOT Act”) was enacted. The PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The PATRIOT Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution. As such, if FCB or Farmington Bank were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process. We have established policies, procedures and systems to comply with the applicable requirements of the law. Core provisions of the PATRIOT Act that had expired in 2015 were restored with the enactment of the USA Freedom Act in 2015.

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

Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Farmington Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Farmington Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2017, Farmington Bank had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Farmington Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2017, our total federal pre-1988 base year reserve was $3.4 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Farmington Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax: The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20.0% on a base of regular taxable income adjusted by certain tax preferences which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and is in addition to the regular income tax. Net operating losses can generally offset no more than 90.0% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. We have not been subject to the AMT and have no such amounts available as credits for carryover.

The newly enacted Tax Cuts and Jobs Act (“Tax Act”) repeals the corporate alternative minimum tax (“AMT”) effective for tax years beginning after December 31, 2017. Any AMT credit carryovers to tax years after the effective date generally may be utilized to the extent of the taxpayer’s regular tax liability (as reduced by certain other credits). In addition, for tax years beginning in 2018, 2019 and 2020, to the extent AMT credit carryovers exceed regular tax liability (as reduced by certain other credits), 50% of the excess AMT credit carryovers are refundable (a proration rule with respect to short tax years). Any remaining AMT credits will be fully refundable in 2021.

Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, we had no net operating loss carryforwards for federal income tax purposes.

The Tax Act limits the net operating loss deduction to 80% of taxable income and disallows the carryback of net operating losses for tax years ended after December 31, 2017 but allows for the indefinite carryforward of those net operating losses.

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

The Tax Act lowers the 80% dividends received deduction (for dividends from 20% owned corporations) to 65% and the 70% dividends received deduction (for dividends from less than 20% owned corporations) to 50%, effective for tax years beginning after 2017.

State Taxation

Connecticut

We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2017 and 2016) (plus an additional 20% surtax applies for tax years 2017 and 2016) to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Farmington Bank established a passive investment company in 1999 and substantially eliminated the state income tax expense of Farmington Bank since the passive investment company’s organization through December 31, 2017.

We believe we are in compliance with the state passive investment company requirements and that no state taxes relating from Farmington Bank are due for the years ended December 31, 2015 through December 31, 2017; however, we have not been audited by the Department of Revenue Services for such periods. If the state were to determine that the passive investment company was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, we would be subject to additional state income taxes in Connecticut.

Farmington Bank and FCB are not currently under audit with respect to their state tax returns, and their state tax returns have not been audited for the past five years.

Massachusetts

We are subject to the Massachusetts income excise tax. The Massachusetts income excise tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Massachusetts taxable income. Massachusetts apportioned taxable income is multiplied by the state tax rate (9.0% for the fiscal years ending December 31, 2017 and 2016).

Maryland

As a Maryland business corporation, First Connecticut Bancorp, Inc. is required to file an annual income tax return with the State of Maryland.

New York

We are subject to the New York corporate franchise tax. The New York corporate franchise tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at New York taxable income. New York apportioned taxable income is multiplied by the state tax rate (6.5% for the fiscal years ending December 31, 2017 and 2016).

Item 1A.  Risk Factors

A substantial portion of our loan portfolio consists of commercial real estate loans and commercial loans, which expose us to increased risks and could adversely impact our earnings.

Our executive management team has brought an increased focus to transitioning Farmington Bank’s balance sheet to be more like a commercial bank. At December 31, 2017 and 2016, our commercial loan portfolio totaled $1.6 billion and $1.5 billion, or 57.7% and 57.4%, respectively, of our total loan portfolio. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and business of the borrowers and the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of our commercial real estate and commercial loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.

All of these factors could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to its rapid expansion and unseasoned nature.

From December 31, 2013 to December 31, 2017, our total loan portfolio increased by $926.7 million or 51.0%.  As a result of this rapid expansion, a significant portion of our portfolio is unseasoned. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income.  Our loan loss allowance for the years ended December 31, 2017 and 2016 was $22.4 million and $21.5 million, respectively.  Although we are currently unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

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

We opened new branches, which may result in losses at those branches as they generate new deposit and loan portfolios, and negatively impact our earnings.

We opened a new branch office in Vernon, CT and a loan production office in Fairfield, CT in 2016. We anticipate opening one new branch office in Manchester, CT during 2018. Losses are expected in connection with these new branches for some time, as the expenses and costs of acquisition associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.

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

Our government banking group provides deposit services to municipalities throughout Connecticut.  Our municipal deposits as of December 31, 2017 and 2016 were $437.1 million, or 18.0%, and $394.5 million, or 17.8%, of our total deposits outstanding, respectively. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short term liquidity and have an adverse impact on our earnings.

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

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The current administration, led by President Donald Trump, has announced that it intends to slow down the adoption of new Dodd-Frank Act regulations and to consider proposing changes to the legislation. The following assumes no changes to the Dodd-Frank Act and regulations adopted to date. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws, weakens the federal preemption rules that have been applicable for national banks and federal savings associations, imposes certain capital requirements on financial institutions, eliminated the federal prohibitions on paying interest on demand deposits, broadened the base for FDIC deposit insurance assessments, required publicly traded companies to provide non-binding votes on executive compensation and so-called “golden parachute” payments, and directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives. As a result, our revenue may be reduced due to fee income limitations and we may be required to maintain higher minimum capital ratios. It is difficult to predict the continuing impact the Dodd-Frank Act and its implementing rules and regulations will have on community banks. However, at a minimum they have increased our operating and compliance costs and could increase our interest expense.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)

The shares of common stock of First Connecticut Bancorp, Inc. are quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “FBNK.” As of December 31, 2017, First Connecticut Bancorp had 1,685 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 15,952,946 shares outstanding.

Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividend Declared
December 31, 2017	$28.50	$24.95	$0.15
September 30, 2017	28.25	23.25	0.14
June 30, 2017	27.50	23.25	0.12
March 31, 2017	25.00	20.50	0.11
December 31, 2016	25.00	17.22	0.09
September 30, 2016	18.29	16.02	0.08
June 30, 2016	18.02	15.49	0.07
March 31, 2016	17.29	14.42	0.07

Payment of dividends on First Connecticut Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, legal, and regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. See Item 1 “Supervision and Regulations” for information relating to restrictions on dividends. Repurchases of the Company’s shares of common stock during the fourth quarter of the year ended December 31, 2017 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended December 31, 2017.

Set forth below is a stock performance graph comparing the annual total return on our shares of common stock, commencing with the closing price on December 31, 2012, with (a) the cumulative total return on stocks included in the Russell 2000 Index, (b) the cumulative total return on stocks included in the SNL New England U.S. Bank Index and (c) the cumulative total return on stocks included in the SNL U.S. Thrift Index. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

First Connecticut Bancorp, Inc.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
First Connecticut Bancorp, Inc.	100.00	118.20	120.99	130.85	173.20	203.00
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL New England U.S. Bank Index	100.00	154.62	170.60	163.77	213.57	250.27
SNL New England U.S. Thrift Index	100.00	126.19	133.50	151.25	208.30	221.42

(B)

Not Applicable

(C)

During the quarter ending December 31, 2017, the Company did not make any repurchases of common stock.

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its then current outstanding common stock. The Company has 600,945 shares remaining available to be repurchased at December 31, 2017. Shares repurchased under that approval are shown above. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$3,055,050	$2,837,555	$2,708,546	$2,485,360	$2,110,028
Cash and cash equivalents	35,350	47,723	59,139	42,863	38,799
Securities held-to-maturity, at amortized cost	74,985	33,061	32,246	16,224	12,983
Securities available-for-sale, at fair value	87,251	103,520	132,424	188,041	150,886
Federal Home Loan Bank of Boston stock, at cost	15,537	16,378	21,729	19,785	13,136
Loans, net	2,725,633	2,525,983	2,341,598	2,119,917	1,800,987
Deposits	2,434,100	2,215,090	1,991,358	1,733,041	1,513,501
Federal Home Loan Bank of Boston advances	255,458	287,057	377,600	401,700	259,000
Total stockholders' equity	272,459	260,176	245,721	234,563	232,209
Allowance for loan losses	22,448	21,529	20,198	18,960	18,314
Non-accrual loans	15,792	17,561	14,913	15,468	14,800
Impaired loans	30,194	34,273	37,599	38,216	38,588
Loan delinquencies 30 days and greater	17,254	17,271	18,238	12,206	13,095

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Operating Data:
Interest income	$98,483	$86,986	$81,884	$72,774	$62,886
Interest expense	18,034	15,731	13,375	10,080	9,733
Net Interest Income	80,449	71,255	68,509	62,694	53,153
Provision for loan losses	1,551	2,332	2,440	2,588	1,530
Net interest income after provision for loan losses	78,898	68,923	66,069	60,106	51,623
Noninterest income	13,499	12,738	13,447	9,104	11,012
Noninterest expense	62,336	60,504	61,210	57,048	57,762
Income before income taxes	30,061	21,157	18,306	12,162	4,873
Income tax expense	13,872	5,942	5,727	2,827	1,169

Net income	$16,189	$15,215	$12,579	$9,335	$3,704

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.55%	0.55%	0.48%	0.41%	0.19%
Return on average equity	5.96%	5.98%	5.20%	3.98%	1.57%
Interest rate spread (1)	2.75%	2.61%	2.66%	2.80%	2.80%
Net interest margin (2)	2.93%	2.80%	2.81%	2.94%	2.97%
Non-interest expense to average assets	2.11%	2.20%	2.34%	2.51%	3.04%
Efficiency Ratio (3)	66.35%	72.03%	74.69%	79.46%	90.02%
Average interest-earning assets to average interest-bearing liabilities	129.05%	129.41%	126.94%	127.56%	131.34%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.82%	0.85%	0.86%	0.89%	1.01%
Allowance for loan losses as a percent of non-performing loans	142.15%	122.60%	135.44%	122.58%	123.74%
Net charge-offs to average loans	0.02%	0.04%	0.05%	0.10%	0.03%
Non-performing loans as a percent of total loans	0.58%	0.69%	0.63%	0.72%	0.81%
Non-performing loans as a percent of total assets	0.52%	0.62%	0.55%	0.62%	0.70%
Loan delinquencies 30 days and greater as a percent of loans	0.63%	0.68%	0.63%	0.75%	0.85%

Per Share Related Data:
Basic earnings per share	$1.07	$1.02	$0.84	$0.62	$0.24
Diluted earnings per share	$1.02	$1.00	$0.83	$0.62	$0.24
Dividends per share (4)	$0.52	$0.31	$0.22	$0.17	$0.12
Dividend payout ratio	48.60%	30.39%	26.19%	27.42%	50.00%

Capital Ratios:
Equity to total assets at end of period	8.92%	9.17%	9.07%	9.44%	11.01%
Average equity to average assets	9.19%	9.23%	9.24%	10.32%	12.41%
Total Capital (to Risk Weighted Assets)	12.38%	12.80%	12.88%	13.73%	15.50%
Tier I Capital (to Risk Weighted Assets)	11.45%	11.84%	11.91%	12.70%	14.36%
Common Equity Tier I Capital (to Risk Weighted Assets)	11.45%	11.84%	11.91%	n/a	n/a
Tier I Leverage Capital (to Average Assets)	9.23%	9.39%	9.39%	9.86%	11.47%
Total capital to total average assets	9.22%	9.44%	9.38%	10.33%	12.22%

Other Data:
Number of full service offices	24	24	23	22	21
Number of limited service offices	4	4	4	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of the interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income

(4)	Represents dividends per share divided by basic earnings per share.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We continued significant organic loan and deposit growth in 2017 despite a competitive environment. We continue to focus on efficiencies and process improvement which are embedded within our Company’s culture to become a high performing company.

Financial highlights for First Connecticut Bancorp for the year ended December 31, 2017 are as follows:

•	Strong Earnings Per Share Growth: Diluted earnings per share for the year ended December 31, 2017 was $1.02 compared to $1.00 for the year ended 2016.
•	Strong Regulatory Capital Ratios: Our total Risk Based Capital ratio at December 31, 2017 is 12.38%. The minimum ratio to remain Well Capitalized is 10.00%. Our Common Equity Tier I Capital ratio is 11.45% at December 31, 2017. The minimum ratio to remain Well Capitalized is 6.50%. Our total Leverage Ratio or Tier I Capital to Average Assets Ratio at December 31, 2017 is 9.23%. The minimum ratio to remain Well Capitalized is 5.00%.
•	Strong Asset Growth: Total assets increased $217.5 million or 7.7% to $3.1 billion at December 31, 2017.
•	Strong Loan Growth: Total loans increased $199.3 million or 7.8% to $2.7 billion at December 31, 2017.
•	Commercial loan portfolio experienced very strong loan growth increasing $123.3 million or 8.5% to $1.6 billion at December 31, 2017.
•	Overall deposits increased $219.0 million or 9.9% to $2.4 billion at December 31, 2017.
•	Checking accounts grew by 7.5% or 4,136 net new accounts for the year ended December 31, 2017.
•	Noninterest expense to average assets was 2.11% for the year ended December 31, 2017 compared to 2.20% in the prior year.
•	Loan delinquencies 30 days and greater represented 0.63% of total loans at December 31, 2017 compared to 0.68% at December 31, 2016. Non-accrual loans represented 0.58% of total loans compared to 0.69% of total loans at December 31, 2016.
•	The allowance for loan losses represented 0.82% of total loans at December 31, 2017 compared to 0.85% at December 31, 2016.
•	The Company paid a cash dividend of $0.52 per share for the year, an increase of $0.21 compared to the prior year.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service.

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of December 31, 2017 our total risk-based capital ratio was 12.38%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We opened a de novo branch in Vernon, Connecticut during the second quarter of 2016 and expanded into western Massachusetts opening two de novo branches in the fourth quarter of 2015. We plan to open a branch in Manchester, Connecticut in 2018 and continue to evaluate future growth through de novo branching.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2017.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at December 31, 2017 and 2016.

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

Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis. Marketable equity and debt securities are classified as either available-for-sale or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At December 31, 2017 and 2016, we had no debt or equity securities classified as trading. Held-to-maturity securities are debt securities for which we have the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

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

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At December 31, 2017 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through 2017. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of December 31, 2017, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. At December 31, 2017, our net deferred tax asset was $7.7 million.

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

Comparison of Financial Condition at December 31, 2017 and 2016

Total assets increased $217.5 million or 8% at December 31, 2017 to $3.1 billion compared to $2.8 billion at December 31, 2016, reflecting a $199.7 million increase in net loans.

Our investment portfolio totaled $162.2 million or 5.3% of total assets and $136.6 million or 4.8% of total assets at December 31, 2017 and 2016, respectively. Available-for-sale investment securities totaled $87.2 million at December 31, 2017 compared to $103.5 million at December 31, 2016. Securities held-to-maturity totaled $75.0 million and $33.1 million at December 31, 2017 and 2016, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $199.7 million or 7.9% at December 31, 2017 to $2.7 billion compared to December 31, 2016 primarily driven by increases in commercial real estate, residential real estate and construction, which combined, increased $206.2 million, offset by a $5.7 million decrease in home equity lines of credit. The allowance for loan losses increased $919,000 or 4.3% to $22.4 million at December 31, 2017 from $21.5 million at December 31, 2016. At December 31, 2017, the allowance for loan losses represented 0.82% of total loans and 142.15% of non-performing loans, compared to 0.85% of total loans and 122.60% of non-performing loans as of December 31, 2016.

Total liabilities increased $205.2 million to $2.8 billion at December 31, 2017 compared to $2.6 billion at December 31, 2016. Deposits increased $219.0 million or 9.9% to $2.4 billion at December 31, 2017 primarily due to an increase in retail deposits as we continue to develop and grow relationships in the geographical areas we serve. We had municipal deposit balances totaling $437.1 million and $394.5 million at December 31, 2017 and 2016, respectively. Federal Home Loan Bank of Boston advances decreased $31.6 million to $255.5 million at December 31, 2017 from $287.1 million at December 31, 2016 due to our increased deposits funding our organic loan and securities growth.

Stockholders’ equity increased $12.3 million to $272.5 million compared to December 31, 2017 primarily due to $16.2 million in net income offset by dividends paid. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which lowered the Company’s federal tax rate from 35% to 21% effective January 1, 2018. As a result of the tax reduction, the Company recorded a reduction in the value of its net deferred tax asset resulting in a charge of $5.0 million to income tax expense impacting net income for the fourth quarter of 2017. The Company paid cash dividends totaling $7.8 million or $0.52 per share during the year ended December 31, 2017.

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

	For The Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,654,943	$97,615	3.68%	$2,420,859	$86,374	3.57%	$2,279,418	$81,177	3.56%
Securities	151,878	2,524	1.66%	150,582	1,881	1.25%	188,004	1,832	0.97%
Federal Home Loan Bank of Boston stock	16,842	703	4.17%	17,738	701	3.95%	21,187	522	2.46%
Federal funds and other earning assets	8,006	149	1.86%	36,679	179	0.49%	11,947	26	0.22%
Total interest-earning assets	2,831,669	100,991	3.57%	2,625,858	89,135	3.39%	2,500,556	83,557	3.34%
Noninterest-earning assets	122,337			129,826			119,857
Total assets	$2,954,006			$2,755,684			$2,620,413

Interest-bearing liabilities:
NOW accounts	$616,962	$2,850	0.46%	$513,256	$1,544	0.30%	$472,644	$1,351	0.29%
Money market	533,213	4,143	0.78%	512,396	4,119	0.80%	453,017	3,592	0.79%
Savings accounts	235,608	252	0.11%	223,499	241	0.11%	213,383	226	0.11%
Time deposits	486,449	6,003	1.23%	469,493	5,552	1.18%	407,071	4,203	1.03%
Total interest-bearing deposits	1,872,232	13,248	0.71%	1,718,644	11,456	0.67%	1,546,115	9,372	0.61%
Federal Home Loan Bank of Boston Advances	283,683	4,374	1.54%	257,281	3,826	1.49%	356,539	3,449	0.97%
Repurchase agreement borrowings	10,500	381	3.63%	10,500	385	3.67%	12,629	448	3.55%
Repurchase liabilities	27,814	31	0.11%	42,700	64	0.15%	54,600	106	0.19%
Total interest-bearing liabilities	2,194,229	18,034	0.82%	2,029,125	15,731	0.78%	1,969,883	13,375	0.68%
Noninterest-bearing deposits	441,347			412,155			357,156
Other noninterest-bearing liabilities	46,817			60,008			51,312
Total liabilities	2,682,393			2,501,288			2,378,351
Stockholders' equity	271,613			254,396			242,062
Total liabilities and stockholders' equity	$2,954,006			$2,755,684			$2,620,413

Tax-equivalent net interest income		$82,957			$73,404			$70,182
Less: tax-equivalent adjustment		(2,508)			(2,149)			(1,673)
Net interest income		$80,449			$71,255			$68,509

Net interest rate spread (2)			2.75%			2.61%			2.66%
Net interest-earning assets (3)	$637,440			$596,733			$530,673
Net interest margin (4)			2.93%			2.80%			2.81%
Average interest-earning assets to average interest-bearing liabilities		129.05%			129.41%			126.94%

(1)	On a fully-tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities on a tax-equivalent basis.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$8,546	$2,695	$11,241	$5,046	$151	$5,197
Securities	16	627	643	(408)	457	49
Federal Home Loan Bank of Boston stock	(36)	38	2	(96)	275	179
Federal funds and other earning assets	(226)	196	(30)	96	57	153
Total interest-earning assets	8,300	3,556	11,856	4,638	940	5,578

Interest-bearing liabilities:
NOW accounts	358	948	1,306	120	73	193
Money market	164	(140)	24	477	50	527
Savings accounts	13	(2)	11	11	4	15
Time deposits	204	247	451	693	656	1,349
Total interest-bearing deposits	739	1,053	1,792	1,301	783	2,084
Federal Home Loan Bank of Boston advances	403	145	548	(1,140)	1,517	377
Repurchase agreement borrowing	-	(4)	(4)	(78)	15	(63)
Repurchase liabilities	(19)	(14)	(33)	(21)	(21)	(42)
Total interest-bearing liabilities	1,123	1,180	2,303	62	2,294	2,356
Increase (decrease) in net interest income	$7,177	$2,376	$9,553	$4,576	$(1,354)	$3,222

Summary of Operating Results for the Year Ended December 31, 2017 and 2016

The following discussion provides a summary and comparison of our operating results for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Net interest income	$80,449	$71,255	$9,194	12.9%
Provision for loan losses	1,551	2,332	(781)	(33.5)
Noninterest income	13,499	12,738	761	6.0
Noninterest expense	62,336	60,504	1,832	3.0
Income before taxes	30,061	21,157	8,904	42.1
Income tax expense	13,872	5,942	7,930	133.5
Net income	$16,189	$15,215	$974	6.4%

For the year ended December 31, 2017, net income increased $974,000 compared to the year ended December 31, 2016. The increase in net income was primarily driven by a $9.2 million increase in net interest income due to organic loan growth offset by $7.9 million increase in income tax expense, of which $5.0 million was related to the reduction in the value of our net deferred tax asset due to the Tax Act lowering the Company’s federal tax rate from 35% to 21% effective January 1, 2018.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $9.2 million or 13% to $80.4 million for the year ended 2017 compared to $71.3 million for the year ended 2016 primarily due to a $234.1 million increase in the average loan balance offset by a 4 basis point or $2.3 million increase in interest expense. The total interest-earning assets yield increased 18 basis points to 3.57% for the year ended 2017 compared to 3.39% for the year ended 2016 primarily due to an increase in yield on our loans and securities portfolio. The cost of interest-bearing liabilities increased 4 basis points to 82 basis points for the year ended 2017 compared to 78 basis points for the year ended 2016. Net interest margin was 2.93% for the year ended 2017 compared to 2.80% for the year ended 2016.

Interest expense increased $2.3 million to $18.0 million for the year ended 2017 compared to $15.7 million for the year ended 2016. The cost of interest-bearing liabilities increased due to the Federal Reserve raising the prime rate during 2017 primarily impacting the costs of NOW accounts, certificate of deposit and Federal Home Loan Bank of Boston borrowings.

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

Management recorded a provision for loan losses of $1.6 million and $2.3 million for the years ended December 31, 2017 and 2016, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs for the year ended 2017 were $632,000 or 0.02% to average loans compared to $1.0 million or 0.04% to average loans for the year ended 2016

At December 31, 2017, the allowance for loan losses represented 0.82% of total loans and 142.15% of non-accrual loans, compared to 0.85% of total loans and 122.60% of non-accrual loans at December 31, 2016.

Noninterest Income: Sources of noninterest income primarily include service charges on deposit accounts, gain on sale of securities, mortgage banking activities, bank-owned life insurance income, brokerage fees, insurance commissions and other miscellaneous fees.

The following table summarizes noninterest income for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$6,403	$6,151	$252	4.1%
Net gain on loans sold	2,597	3,105	(508)	(16.4)
Brokerage and insurance fee income	218	213	5	2.3
Bank owned life insurance income	1,628	1,417	211	14.9
Other	2,653	1,852	801	43.3
Total noninterest income	$13,499	$12,738	$761	6.0%

Total noninterest income increased $761,000 to $13.5 million for the year ended 2017 compared to $12.7 million for the year ended 2016. Fees for customer services increased $252,000 to $6.4 million for the year ended 2017 compared to the year ended 2016 driven by our growth in checking accounts and debit card fees. Net gain on loans sold decreased $508,000 to $2.6 million for the year ended 2017 compared to the year ended 2016 as a result of a decrease in volume of loans sold. Bank owned life insurance income increased $211,000 to $1.6 million for the year ended 2017 compared to the year ended 2016 primarily due to $194,000 more in bank owned life insurance proceeds in 2017 than in the prior year. Other noninterest income increased $801,000 to $2.7 million for the year ended 2017 compared to the year ended 2016 primarily due to a $206,000 increase in swap fee income, a $161,000 increase in loan servicing fees for others and $319,000 SBIC fund impairment in the prior year offset by a $159,000 decrease in mortgage banking derivatives.

Noninterest Expense: The following table summarizes noninterest expense for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$38,595	$36,983	$1,612	4.4%
Occupancy expense	5,073	4,890	183	3.7
Furniture and equipment expense	3,954	4,082	(128)	(3.1)
FDIC assessment	1,693	1,603	90	5.6
Marketing	2,570	2,170	400	18.4
Other operating expenses	10,451	10,776	(325)	(3.0)
Total noninterest expense	$62,336	$60,504	$1,832	3.0%

Noninterest expense increased $1.8 million to $62.3 million for the year ended 2017 compared to $60.5 million for the year ended 2016. Salaries and employee benefits increased $1.6 million to $38.6 million for the year ended 2017 compared to the year ended 2016. The increase is primarily due to general salary increases which became effective in mid-March and $343,000 in severance expense. Marketing increased $400,000 primarily due to efforts to increase the Bank’s sales support in central Connecticut and western Massachusetts. Other operating expenses decreased $325,000 to $10.5 million for the year ended 2017 compared to the prior year primarily due to a $296,000 decrease in directors’ share-based compensation expense as a result of the majority of the 2012 Stock Incentive Plan fully vesting in September 2016.

Income Tax Expense: Income tax expense was $13.9 million for the year ended 2017 compared to $5.9 million for the year ended 2016. As a result of the Tax Act, the Company recorded a reduction in the value of its net deferred tax asset resulting in a charge of $5.0 million to income tax expense in the fourth quarter of 2017. Income tax expense in 2016 included a $137,000 write-off of a deferred tax asset associated with the establishment of the Bank’s foundation in 2011.

Summary of Operating Results for the Years Ended December 31, 2016 and 2015

The following discussion provides a summary and comparison of our operating results for the years ended December 31, 2016 and 2015:

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on a static balance sheet run for each of the scenarios and the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At December 31, 2017	At December 31, 2016
100 basis point decrease	(7.08)%	(7.57)%
100 basis point increase	0.31%	3.70%
200 basis point increase	(0.48)%	3.19%
300 basis point increase	(1.39)%	2.34%
400 basis point increase	(1.38)%	0.13%

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2017, $35.4 million of our assets were invested in cash and cash equivalents compared to $47.7 million at December 31, 2016. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the years ended December 31, 2017 and 2016, loan originations and purchases, net of collected principal and loan sales, totaled $229.3 million and $187.0 million, respectively.  Cash received from the sales and maturities of available-for-sale investment securities totaled $55.2 million and $172.0 million for the years ended December 31, 2017 and 2016, respectively. We purchased $39.1 million and $143.0 million of available-for-sale investment securities during the years ended December 31, 2017 and 2016, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At December 31, 2017, we had $255.5 million in advances from the FHLBB and an additional available borrowing limit of $706.9 million, compared to $287.1 million in advances from the FHLBB and an additional available borrowing limit of $544.7 million at December 31, 2016, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $79.5 million and $83.5 million at December 31, 2017 and 2016, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $763.8 million and $709.4 million at December 30, 2017 and December 31, 2016, respectively. Other sources of funds include access to pre-approved unsecured lines of credit with financial institutions for $58.5 million and our $8.8 million secured line of credit with the FHLBB which were all undrawn at December 31, 2017. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $72.2 million on an overnight basis as of December 31, 2017. The funding arrangement was collateralized by $139.2 million in pledged commercial real estate loans as of December 31, 2017.

We had outstanding commitments to originate loans of $40.0 million and $102.4 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $479.2 million and $507.1 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, time deposits scheduled to mature in less than one year totaled $380.6 million and $327.9 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $58.5 million unsecured lines of credit with financial institutions, our $8.8 million secured line of credit with the FHLBB or our $72.2 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations

The following tables present information indicating various obligations made by us as of December 31, 2017 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
FHLB Advances (1)	$119,000	$121,600	$7,400	$7,458	$255,458
Interest expense payable on FHLB Advances	2,829	2,141	386	327	5,683
Repurchase agreement borrowings	10,500	-	-	-	10,500
Operating leases (2)	2,794	3,514	1,708	6,562	14,578
Other liabilities (3)	1,343	2,837	2,959	7,861	15,000
Time deposits with stated maturity dates	380,633	130,148	30,079	-	540,860
Alternative investment unfunded commitment	364	661	300	250	1,575
Total	$517,463	$260,901	$42,832	$22,458	$843,654

(1)	Secured under a combination of a blanket security and specific loan agreements on qualifying assets, principally mortgage loans.
(2)	Represents non-cancelable operating leases for offices and office equipment.
(3)	Consists of estimated benefit payments over the next 10 years to retirees under unfunded nonqualified pension plans.

Other Commitments

The following tables present information indicating various other commitments made by us as of December 31, 2017 and the respective maturity dates:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Approved loan commitments (1)	$39,974	$-	$-	$-	$39,974
Unadvanced portion of construction loans	932	6,045	-	43,037	50,014
Unused lines for home equity loans (2)	5,776	51,878	39,975	107,721	205,350
Unused revolving lines of credit	-	-	-	336	336
Unused commercial letters of credit	2,341	1,459	-	140	3,940
Unused commercial lines of credit	115,804	48,605	11,446	43,742	219,597
Total	$164,827	$107,987	$51,421	$194,976	$519,211

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

Item 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of December 31, 2017 and 2016

(C)	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

(G)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 22 of the Notes to Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First Connecticut Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of First Connecticut Bancorp, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut

March 9, 2018

We have served as the Company’s auditor since 1993.

First Connecticut Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2017	2016
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$33,320	$44,086
Interest bearing deposits with other institutions	2,030	3,637
Total cash and cash equivalents	35,350	47,723
Securities held-to-maturity, at amortized cost	74,985	33,061
Securities available-for-sale, at fair value	87,251	103,520
Loans held for sale	5,295	3,270
Loans (1)	2,748,081	2,547,512
Allowance for loan losses	(22,448)	(21,529)
Loans, net	2,725,633	2,525,983
Premises and equipment, net	16,845	18,002
Federal Home Loan Bank of Boston stock, at cost	15,537	16,378
Accrued income receivable	8,979	7,432
Bank-owned life insurance	57,511	51,726
Deferred income taxes, net	7,662	14,795
Prepaid expenses and other assets	20,002	15,665
Total assets	$3,055,050	$2,837,555
Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,960,672	$1,773,807
Noninterest-bearing	473,428	441,283
	2,434,100	2,215,090
Federal Home Loan Bank of Boston advances	255,458	287,057
Repurchase agreement borrowings	10,500	10,500
Repurchase liabilities	34,496	18,867
Accrued expenses and other liabilities	48,037	45,865
Total liabilities	2,782,591	2,577,379

Commitments and contingencies (Note 23)	-	-

Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 17,947,647 shares issued and 15,952,946 shares outstanding at December 31, 2017 and 17,947,647 shares issued and 15,897,698 shares outstanding at December 31, 2016	181	181
Additional paid-in-capital	185,779	184,111
Unallocated common stock held by ESOP	(9,539)	(10,567)
Treasury stock, at cost (1,994,701 shares at December 31, 2017 and 2,049,949 shares at December 31, 2016)	(29,620)	(30,400)
Retained earnings	131,887	123,541
Accumulated other comprehensive loss	(6,229)	(6,690)
Total stockholders' equity	272,459	260,176
Total liabilities and stockholders' equity	$3,055,050	$2,837,555

(1)	Loans include net deferred loan costs of $5.1 million and $3.8 million at December 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statements of Income

	For the Year Ended December 31,
	2017	2016	2015
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$73,922	$64,612	$61,920
Other	21,185	19,613	17,584
Interest and dividends on investments
United States Government and agency obligations	2,287	1,620	1,534
Other bonds	24	50	79
Corporate stocks	916	912	741
Other interest income	149	179	26
Total interest income	98,483	86,986	81,884
Interest expense
Deposits	13,248	11,456	9,372
Federal Home Loan Bank of Boston advances	4,374	3,826	3,449
Repurchase agreement borrowings	381	385	448
Repurchase liabilities	31	64	106
Total interest expense	18,034	15,731	13,375
Net interest income	80,449	71,255	68,509
Provision for loan losses	1,551	2,332	2,440
Net interest income after provision for loan losses	78,898	68,923	66,069
Noninterest income
Fees for customer services	6,403	6,151	5,975
Gain on sales of investments	-	-	1,523
Net gain on loans sold	2,597	3,105	2,492
Brokerage and insurance fee income	218	213	215
Bank owned life insurance income	1,628	1,417	1,672
Other	2,653	1,852	1,570
Total noninterest income	13,499	12,738	13,447
Noninterest expense
Salaries and employee benefits	38,595	36,983	36,855
Occupancy expense	5,073	4,890	5,115
Furniture and equipment expense	3,954	4,082	4,204
FDIC assessment	1,693	1,603	1,657
Marketing	2,570	2,170	2,149
Other operating expenses	10,451	10,776	11,230
Total noninterest expense	62,336	60,504	61,210
Income before income taxes	30,061	21,157	18,306
Income tax expense	13,872	5,942	5,727
Net income	$16,189	$15,215	$12,579

Net earnings per share (See Note 3):
Basic	$1.07	$1.02	$0.84
Diluted	1.02	1.00	0.83
Dividends per share	0.52	0.31	0.22

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Net income	$16,189	$15,215	$12,579
Other comprehensive income, before tax Unrealized losses on securities:
Unrealized holding losses arising during the period	(163)	(22)	(3,525)
Less: reclassification adjustment for gains included in net income	-	-	1,523
Net change in unrealized losses	(163)	(22)	(2,002)
Change related to pension and other postretirement benefit plans	860	732	986
Other comprehensive income (loss), before tax	697	710	(1,016)
Income tax expense (benefit)	236	238	(365)
Other comprehensive income (loss), net of tax	461	472	(651)
Comprehensive income	$16,650	$15,687	$11,928

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2014	16,026,319	$181	$178,772	$(12,681)	$(28,828)	$103,630	$(6,511)	$234,563
ESOP shares released and committed to be released	-	-	467	1,055	-	-	-	1,522
Cash dividend paid ($0.22 per common share)	-	-	-	-	-	(3,276)	-	(3,276)
Treasury stock acquired	(147,020)	-	-	-	(2,200)	-	-	(2,200)
Stock options exercised	31,600	-	(14)	-	426	-	-	412
Cancellation of shares for tax withholding	(29,236)	-	(498)	-	-	-	-	(498)
Tax benefits from stock-based compensation	-	-	152	-	-	-	-	152
Share based compensation expense	-	-	3,118	-	-	-	-	3,118
Net income	-	-	-	-	-	12,579	-	12,579
Other comprehensive loss	-	-	-	-	-	-	(651)	(651)
Balance at December 31, 2015	15,881,663	181	181,997	(11,626)	(30,602)	112,933	(7,162)	245,721
ESOP shares released and committed to be released	-	-	610	1,059	-	-	-	1,669
Cash dividend paid ($0.31 per common share)	-	-	-	-	-	(4,607)	-	(4,607)
Treasury stock acquired	(156,800)	-	-	-	(2,527)	-	-	(2,527)
Stock options exercised	202,081	-	(86)	-	2,729	-	-	2,643
Cancelation of shares for tax withholding	(29,246)	-	(516)	-	-	-	-	(516)
Tax expense from stock-based compensation	-	-	311	-	-	-	-	311
Share based compensation expense	-	-	1,795	-	-	-	-	1,795
Net income	-	-	-	-	-	15,215	-	15,215
Other comprehensive income	-	-	-	-	-	-	472	472
Balance at December 31, 2016	15,897,698	181	184,111	(10,567)	(30,400)	123,541	(6,690)	260,176
ESOP shares released and committed to be released	-	-	1,371	1,028	-	-	-	2,399
Cash dividend paid ($0.52 per common share)	-	-	-	-	-	(7,843)	-	(7,843)
Stock options exercised	49,550	-	(31)	-	700	-	-	669
Share based compensation expense	5,698	-	328	-	80	-	-	408
Net income	-	-	-	-	-	16,189	-	16,189
Other comprehensive income	-	-	-	-	-	-	461	461
Balance at December 31, 2017	15,952,946	$181	$185,779	$(9,539)	$(29,620)	$131,887	$(6,229)	$272,459

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$16,189	$15,215	$12,579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,551	2,332	2,440
(Reversal of) provision for off-balance sheet commitments	(151)	(348)	61
Depreciation and amortization	1,998	2,316	2,640
Amortization of ESOP expense	2,399	1,669	1,522
Share based compensation expense	408	1,795	3,118
Gain on sale of investments	-	-	(1,523)
Loans originated for sale	(119,869)	(167,377)	(209,997)
Proceeds from the sale of loans held for sale	119,914	176,849	205,269
Loss on disposal of premises and equipment	-	82	62
Loss (gain) on fair value adjustment for mortgage banking derivatives	113	(46)	(123)
Impairment losses on alternative investments	10	319	144
Writedowns on foreclosed real estate	-	21	50
Gain on sale of foreclosed real estate	-	(9)	(570)
Net gain on loans sold	(2,597)	(3,105)	(2,492)
Net (accretion) amortization of investment security discounts and premiums	(58)	(104)	(65)
Change in net deferred loan fees and costs	(1,221)	140	(141)
Increase in accrued income receivable	(1,547)	(685)	(970)
Deferred income tax	6,897	410	1,763
Increase in cash surrender value of bank-owned life insurance	(1,354)	(1,336)	(1,293)
(Increase) decrease in prepaid expenses and other assets	(4,404)	4,113	(5,562)
Increase (decrease) in accrued expenses and other liabilities	3,127	(583)	2,410
Net cash provided by operating activities	21,405	31,668	9,322
Cash flows from investing activities
Maturities, calls and principal payments of securities held-to-maturity	13,713	25,152	24,978
Maturities, calls and principal payments of securities available-for-sale	55,243	172,024	278,288
Purchases of securities held-to-maturity	(55,635)	(25,967)	(41,000)
Purchases of securities available-for-sale	(39,081)	(143,038)	(223,085)
Loan originations, net of principal repayments	(229,323)	(187,045)	(226,267)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock, net	841	5,351	(1,944)
Purchase of bank-owned life insurance	(5,000)	-	(10,000)
Proceeds from sale of foreclosed real estate	-	455	2,928
Proceeds from bank-owned life insurance	569	228	361
Proceeds from loans not originated for sale	29,870	-	-
Purchases of premises and equipment	(841)	(1,835)	(2,394)
Net cash used in investing activities	(229,644)	(154,675)	(198,135)
Cash flows from financing activities
Net payments on Federal Home Loan Bank of Boston advances	(31,599)	(90,543)	(24,100)
Decrease in repurchase agreement borrowings	-	-	(10,500)
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	142,720	199,952	182,749
Net increase in time deposits	76,290	23,780	75,568
Net increase (decrease) in repurchase liabilities	15,629	(16,902)	(13,218)
Stock options exercised	669	2,643	412
Excess tax expense from stock-based compensation	-	311	152
Cancellation of shares for tax withholding	-	(516)	(498)
Repurchase of common stock	-	(2,527)	(2,200)
Cash dividend paid	(7,843)	(4,607)	(3,276)
Net cash provided by financing activities	195,866	111,591	205,089
Net (decrease) increase in cash and cash equivalents	(12,373)	(11,416)	16,276
Cash and cash equivalents at beginning of period	47,723	59,139	42,863
Cash and cash equivalents at end of period	$35,350	$47,723	$59,139

Supplemental disclosure of cash flow information
Cash paid for interest	$17,851	$15,703	$13,270
Cash paid for income taxes	7,315	5,399	4,944
Transfer from loans to held for sale	29,343	-	-
Loans transferred to other real estate owned	-	188	2,287

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 600,945 shares remaining available to be repurchased at December 31, 2017.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Investment Securities

Marketable equity and debt securities are classified as either available-for-sale or held-to-maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. Held-to-maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

Federal Home Loan Bank of Boston Stock

The Company, which is a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”). Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2017 and 2016, no impairment has been recognized.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2017.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at December 31, 2017 and 2016.

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

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $-0- as of December 31, 2017 and 2016, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $4.0 million at December 31, 2017.

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

Repurchase Liabilities

Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Securities are sold to a counterparty with an agreement to repurchase the same or substantially the same security at a specified price and date. The Company has repurchase agreements with commercial or municipal customers that are offered as a commercial banking service. Customer repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Treasury Bills or other U.S. Government securities. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. The Company does not record transactions of repurchase agreements as sales. The securities underlying the repurchase agreements remain in the available-for-sale investment and held-to-maturity securities portfolios.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Stock Incentive Plan

In May 2016, the Company’s shareholders approved the First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) and during August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company applies ASC 718, Compensation – “Stock Compensation”, and has recorded stock-based employee compensation cost using the fair value method. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

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

Segment Reporting

The Company’s only business segment is Community Banking. For the years ended December 31, 2017, 2016 and 2015, this segment represented all the revenues and income of the consolidated group and therefore is the only reported segment as defined by FASB ASC 820, “Segment Reporting”.

Reclassifications

Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current year presentation.

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update “ASU” No. 2015-14 "Revenue from Contracts with Customers (Topic 606)." In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company's fees for customer services, brokerage and insurance fee income items are within the scope of the ASU 2014-09. The timing of the Company's revenue recognition regarding these items is not expected to materially change. The Company does not expect the adoption of ASU No. 2014-09 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, to have a material impact on its accounting and disclosures.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its accounting and disclosures.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for annual years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its accounting and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 requires a retrospective transition method applied to each period presented. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its accounting and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The guidance is effective for public business entities for annual years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its accounting and disclosures.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for annual years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its accounting and disclosures.

In February 2018, the FASB issued ASU No. 2018-02,”Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the federal corporate income tax rate pursuant to enactment of the Tax Cuts and Jobs Act. The guidance is effective for public business entities for annual years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities electing the reclassification are required to apply the guidance either at the beginning of the period of adoption or retrospectively for all periods impacted. The Company is evaluating the effects of reclassifying these stranded tax effects within accumulated other comprehensive income to retained earnings.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $9.2 million and $9.5 million to meet these requirements at December 31, 2017 and 2016, respectively.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2017	2016	2015
(Dollars in thousands, except per share data):

Net income	$16,189	$15,215	$12,579
Less: Dividends to participating shares	(15)	(18)	(41)
Income allocated to participating shares	(13)	(61)	(135)
Net income allocated to common stockholders	$16,161	$15,136	$12,403

Weighted-average shares issued	17,971,752	17,967,464	17,996,918

Less: Average unallocated ESOP shares	(814,293)	(909,652)	(1,005,011)
Average treasury stock	(2,009,786)	(2,150,847)	(2,048,101)
Average unvested restricted stock	(24,105)	(85,574)	(217,199)
Weighted-average basic shares outstanding	15,123,568	14,821,391	14,726,607

Plus: Average dilutive shares	673,471	374,620	223,047
Weighted-average diluted shares outstanding	15,797,039	15,196,011	14,949,654

Net earnings per share (1):
Basic	$1.07	$1.02	$0.84
Diluted	$1.02	$1.00	$0.83

(1)	Certain per share amounts may not appear to reconcile due to rounding.

For the years ended December 31, 2017, 2016 and 2015, respectively, 4,302, -0- and 78,500 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

4.	Investment Securities

Investment securities are summarized as follows:

	December 31, 2017
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$11,847	$79	$(17)	$11,909	$-	$-	$11,909
U.S. Government agency obligations	66,000	-	(344)	65,656	-	-	65,656
Government sponsored residential mortgage-backed securities	2,677	116	-	2,793	-	-	2,793
Preferred equity securities	2,000	-	(193)	1,807	-	-	1,807
Marketable equity securities	108	79	-	187	-	-	187
Mutual funds	5,187	-	(288)	4,899	-	-	4,899
Total securities available-for-sale	$87,819	$274	$(842)	$87,251	$-	$-	$87,251
Held-to-maturity
U.S. Treasury obligations	$4,991	$-	$-	$4,991	$-	$-	$4,991
U.S. Government agency obligations	37,982	-	-	37,982	-	(432)	37,550
Government sponsored residential mortgage-backed securities	32,012	-	-	32,012	29	(28)	32,013
Total securities held-to-maturity	$74,985	$-	$-	$74,985	$29	$(460)	$74,554

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
Debt securities:
U.S. Treasury obligations	$19,826	$142	$-	$19,968	$-	$-	$19,968
U.S. Government agency obligations	73,996	67	(352)	73,711	-	-	73,711
Government sponsored residential mortgage-backed securities	3,424	145	-	3,569	-	-	3,569
Corporate debt securities	500	15	-	515	-	-	515
Preferred equity securities	2,000	-	(254)	1,746	-	-	1,746
Marketable equity securities	108	75	(1)	182	-	-	182
Mutual funds	4,071	-	(242)	3,829	-	-	3,829
Total securities available-for-sale	$103,925	$444	$(849)	$103,520	$-	$-	$103,520
Held-to-maturity
U.S. Government agency obligations	$16,000	$-	$-	$16,000	$-	$(83)	$15,917
Government sponsored residential mortgage-backed securities	17,061	-	-	17,061	63	-	17,124
Total securities held-to-maturity	$33,061	$-	$-	$33,061	$63	$(83)	$33,041

At December 31, 2017, the net unrealized loss on securities available for sale of $568,000, net of a tax benefit of $199,000 or $369,000, is included in accumulated other comprehensive income. At December 31, 2016, the net unrealized loss on securities available for sale of $405,000, net of a tax benefit of $142,000 or $263,000, is included in accumulated other comprehensive income.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at December 31, 2017 and 2016:

	December 31, 2017
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale
U.S. Treasury obligations	1	$4,984	$(17)	$-	$-	$4,984	$(17)
U.S. Government agency obligations	10	18,927	(73)	46,729	(271)	65,656	(344)
Preferred equity securities	1	-	-	1,807	(193)	1,807	(193)
Mutual funds	1	-	-	4,899	(288)	4,899	(288)
	13	$23,911	$(90)	$53,435	$(752)	$77,346	$(842)
Held-to-maturity
U.S. Government agency obligations	6	$32,614	$(368)	$4,935	$(64)	$37,549	$(432)
Government sponsored residential mortgage-backed securities	4	16,963	(28)	-	-	16,963	(28)
	10	$49,577	$(396)	$4,935	$(64)	$54,512	$(460)
Total investment securities in an unrealized loss position	23	$73,488	$(486)	$58,370	$(816)	$131,858	$(1,302)

	December 31, 2016
		Less than 12 Months		12 Months or More		Total
			Gross		Gross		Gross
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale
U.S. Government agency obligations	10	$66,644	$(352)	$-	$-	$66,644	$(352)
Preferred equity securities	1	-	-	1,746	(254)	1,746	(254)
Marketable equity securities	1	-	-	6	(1)	6	(1)
Mutual funds	1	-	-	3,830	(242)	3,830	(242)
	13	$66,644	$(352)	$5,582	$(497)	$72,226	$(849)
Held-to-maturity
U.S. Government agency obligations	2	$11,917	$(83)	$-	$-	$11,917	$(83)
Total investment securities in an unrealized loss position	15	$78,561	$(435)	$5,582	$(497)	$84,143	$(932)

Management believes that no individual unrealized loss as of December 31, 2017 represents an other-than-temporary impairment (“OTTI”), based on its detailed review of the securities portfolio. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities in a loss position during the period of time necessary to recover the unrealized losses, which may be until maturity.

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses greater than twelve months as of December 31, 2017:

Preferred equity securities - The unrealized loss on preferred equity securities in a loss position for 12 months or more relates to one preferred equity security. This investment is in a global financial institution. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Management concluded that the preferred equity security is not other-than-temporarily impaired at December 31, 2017.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Mutual funds - The unrealized loss on mutual funds in a loss position for 12 months or more relates to one mutual fund. The fund invests primarily in high quality debt securities and other debt instruments supporting the affordable housing industry in areas of the United States designated by fund shareholders. When estimating the recovery period for securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other fund-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. Management evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Management concluded that the mutual fund is not other-than-temporarily impaired at December 31, 2017.

The Company recorded no other-than-temporary impairment charges to the investment securities portfolios for the years ended December 31, 2017, 2016 and 2015.

There were gross realized gains on sales of securities available-for-sale totaling $-0-, $-0- and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively

As of December 31, 2017 and 2016, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $93.3 million and $102.4 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

The amortized cost and estimated fair value of debt securities at December 31, 2017 and 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$28,000	$27,919	$-	$-
Due after one year through five years	49,847	49,646	30,991	30,640
Due after five years through ten years	-	-	11,982	11,901
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	2,677	2,793	32,012	32,013
	$80,524	$80,358	$74,985	$74,554

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$33,475	$33,490	$-	$-
Due after one year through five years	60,847	60,704	16,000	15,917
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	3,424	3,569	17,061	17,124
	$97,746	$97,763	$33,061	$33,041

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $15.5 million and $16.4 million of FHLBB capital stock at December 31, 2017 and 2016, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at December 31, 2017. Capital adequacy, credit ratings, the value of the stock, overall financial condition of the FHLB system and FHLBB as well as current economic factors were analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired at December 31, 2017.

Alternative Investments

Alternative investments, which totaled $2.1 million and $2.2 million at December 31, 2017 and 2016, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at December 31, 2017. The Company recognized a $10,000, $319,000 and $144,000 other-than-temporary impairment charge on its limited partnerships for the years ended December 31, 2017, 2016 and 2015, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $251,000, $179,000 and $26,000 for the years ended December 31, 2017, 2016 and 2015, respectively. See a further discussion of fair value in Note 16 - Fair Value Measurements. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of December 31, 2017.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	December 31,	December 31,
	2017	2016
(Dollars in thousands)
Real estate:
Residential	$989,366	$907,946
Commercial	1,063,755	979,370
Construction	90,059	49,679
Commercial	429,116	430,539
Home equity line of credit	165,070	170,786
Other	5,650	5,348
Total loans	2,743,016	2,543,668
Net deferred loan costs	5,065	3,844
Loans	2,748,081	2,547,512
Allowance for loan losses	(22,448)	(21,529)
Loans, net	$2,725,633	$2,525,983

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Changes in the allowance for loan losses by segments are as follows:

	For the Year Ended December 31, 2017
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$4,134	$(95)	$15	$83	$4,137
Commercial	11,131	(111)	2	941	11,963
Construction	425	-	-	360	785
Commercial	4,400	(371)	81	45	4,155
Home equity line of credit	1,398	-	-	(34)	1,364
Other	41	(184)	31	156	44
	$21,529	$(761)	$129	$1,551	$22,448

	For the Year Ended December 31, 2016
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$4,084	$(327)	$2	$375	$4,134
Commercial	10,255	-	-	876	11,131
Construction	231	(18)	-	212	425
Commercial	4,119	(410)	10	681	4,400
Home equity line of credit	1,470	(13)	-	(59)	1,398
Other	39	(278)	33	247	41
	$20,198	$(1,046)	$45	$2,332	$21,529

	For the Year Ended December 31, 2015
	Balance at beginning of year	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of year
(Dollars in thousands)
Real estate:
Residential	$4,382	$(295)	$112	$(115)	$4,084
Commercial	8,949	(213)	-	1,519	10,255
Construction	478	-	-	(247)	231
Commercial	3,250	(318)	6	1,181	4,119
Home equity line of credit	1,859	(238)	-	(151)	1,470
Other	42	(285)	29	253	39
	$18,960	$(1,349)	$147	$2,440	$20,198

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table lists the allocation of the allowance by impairment methodology and by loan segment at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$12,971	$130	$12,778	$145
Commercial	8,521	-	12,363	14
Construction	4,532	-	4,532	-
Commercial	1,076	38	2,029	112
Home equity line of credit	2,585	-	1,864	-
Other	509	6	707	7
	30,194	174	34,273	278

Loans collectively evaluated for impairment:
Real estate:
Residential	$982,626	$4,007	$900,352	$3,989
Commercial	1,054,122	11,963	965,718	11,117
Construction	85,527	785	45,147	425
Commercial	427,986	4,117	428,466	4,288
Home equity line of credit	162,485	1,364	168,922	1,398
Other	5,141	38	4,634	34
	2,717,887	22,274	2,513,239	21,251
Total	$2,748,081	$22,448	$2,547,512	$21,529

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of loan delinquencies at recorded investment values at December 31, 2017 and 2016:

	December 31, 2017
									Past Due 90
	30-59 Days		60-89 Days		> 90 Days				Days or More
	Past Due		Past Due		Past Due		Total		and Still
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	13	$2,445	9	$1,874	20	$7,317	42	$11,636	$-
Commercial	1	67	-	-	-	-	1	67	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	-	-	1	22	1	38	2	60	-
Home equity line of credit	2	223	1	48	4	584	7	855	-
Other	7	74	-	-	3	30	10	104	-
Total	23	$2,809	11	$1,944	29	$12,501	63	$17,254	$-

	December 31, 2016
									Past Due 90
	30-59 Days		60-89 Days		> 90 Days				Days or More
	Past Due		Past Due		Past Due		Total		and Still
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	10	$1,226	6	$1,529	23	$7,979	39	$10,734	$-
Commercial	1	193	-	-	1	888	2	1,081	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	1	54	-	-	3	319	4	373	-
Home equity line of credit	-	-	2	85	3	377	5	462	-
Other	7	66	1	23	-	-	8	89	-
Total	19	$1,539	9	$1,637	31	$14,095	59	$17,271	$-

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans:
Real estate:
Residential	$9,401	$9,846
Commercial	67	976
Construction	4,532	4,532
Commercial	775	1,301
Home equity line of credit	963	862
Other	54	44
Total nonaccruing loans	15,792	17,561
Loans 90 days past due and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	$15,792	$17,561

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,923	$14,119	$-	$11,046	$12,833	$-
Commercial	8,521	8,555	-	9,496	9,636	-
Construction	4,532	4,532	-	4,532	4,532	-
Commercial	1,038	1,303	-	1,784	2,027	-
Home equity line of credit	2,585	2,642	-	1,864	1,909	-
Other	485	504	-	682	700	-
Total	29,084	31,655	-	29,404	31,637	-

Impaired loans with a valuation allowance:
Real estate:
Residential	1,048	1,066	130	1,732	1,796	145
Commercial	-	-	-	2,867	2,867	14
Construction	-	-	-	-	-	-
Commercial	38	62	38	245	894	112
Home equity line of credit	-	-	-	-	-	-
Other	24	24	6	25	25	7
Total	1,110	1,152	174	4,869	5,582	278
Total impaired loans	$30,194	$32,807	$174	$34,273	$37,219	$278

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table summarizes average recorded investment and interest income recognized on impaired loans:

	For the Year Ended December 31,
	2017		2016		2015
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,818	$119	$11,273	$94	$10,621	$112
Commercial	8,528	391	11,916	511	13,674	575
Construction	4,532	-	4,672	69	4,719	138
Commercial	1,272	24	2,017	35	4,182	110
Home equity line of credit	2,136	50	1,708	27	928	4
Other	548	27	783	34	1,065	40
Total	28,834	611	32,369	770	35,189	979

Impaired loans with a valuation allowance:
Real estate:
Residential	1,011	37	1,097	43	1,037	35
Commercial	714	51	2,887	140	3,504	158
Construction	-	-	-	-	-	-
Commercial	50	-	792	3	1,682	15
Home equity line of credit	-	-	-	-	-	-
Other	24	1	25	1	35	1
Total	1,799	89	4,801	187	6,258	209
Total impaired loans	$30,633	$700	$37,170	$957	$41,447	$1,188

There was no interest income recognized on a cash basis method of accounting for the years ended December 31, 2017, 2016 and 2015.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at December 31, 2017 and 2016:

	December 31, 2017
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	18	$3,025	12	$3,854	30	$6,879
Commercial	2	621	-	-	2	621
Construction	-	-	1	4,532	1	4,532
Commercial	2	300	5	776	7	1,076
Home equity line of credit	14	1,731	1	309	15	2,040
Other	5	495	1	13	6	508
Total	41	$6,172	20	$9,484	61	$15,656

	December 31, 2016
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	15	$2,581	9	$4,433	24	$7,014
Commercial	2	3,333	-	-	2	3,333
Construction	-	-	1	4,532	1	4,532
Commercial	3	485	6	1,047	9	1,532
Home equity line of credit	8	1,075	1	58	9	1,133
Other	5	686	1	20	6	706
Total	33	$8,160	18	$10,090	51	$18,250

The recorded investment balance of TDRs were $15.7 million and $18.3 million at December 31, 2017 and 2016, respectively. TDRs on accrual status were $6.2 million and $8.2 million while TDRs on nonaccrual status were $9.5 million and $10.1 million at December 31, 2017 and 2016, respectively. At December 31, 2017, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At December 31, 2017 and 2016, the allowance for loan losses included specific reserves of $172,000 and $160,000 related to TDRs, respectively. For the years ended December 31, 2017 and 2016, the Bank had charge-offs totaling $83,000 and $272,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $107,000 and $369,000 at December 31, 2017 and 2016, respectively.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate:
Residential	8	$1,199	$1,187
Commercial	1	171	171
Commercial	1	38	38
Home equity line of credit	8	1,066	1,059
Total	18	$2,474	$2,455

	For the Year Ended December 31, 2016
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate:
Residential	2	$279	$278
Construction	1	4,532	4,532
Home equity line of credit	6	985	980
Total	9	$5,796	$5,790

	For the Year Ended December 31, 2015
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled debt restructurings:
Real estate:
Residential	8	$1,549	$1,520
Commercial	1	493	483
Commercial	3	133	128
Home equity line of credit	3	153	153
Other	1	44	40
Total	16	$2,372	$2,324

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	8	$89	$-	$334	$764	$1,187
Commercial	1	-	-	-	171	171
Commercial	1	-	-	-	38	38
Home equity line of credit	8	620	-	-	439	1,059
Total	18	$709	$-	$334	$1,412	$2,455

	For the Year Ended December 31, 2016
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	2	$-	$-	$-	$278	$278
Construction	1	-	-	-	4,532	4,532
Home equity line of credit	6	-	-	-	980	980
Total	9	$-	$-	$-	$5,790	$5,790

	For the Year Ended December 31, 2015
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	8	$-	$-	$-	$1,520	$1,520
Commercial	1	-	-	-	483	483
Commercial	3	-	-	33	95	128
Home equity line of credit	3	-	-	-	153	153
Other	1	-	-	-	40	40
Total	16	$-	$-	$33	$2,291	$2,324

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. The following loans defaulted during the twelve month period preceding the modification date during the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
Real estate:
Residential	1	$86	-	$-	1	$314
Construction	1	4,532	-	-	-	-
Other	-	-	-	-	1	31
Total	2	$4,618	-	$-	2	$345

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2017 and 2016:

	December 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$976,768	$1,973	$10,625	$-	$989,366
Commercial	1,046,190	10,505	7,060	-	1,063,755
Construction	85,527	-	4,532	-	90,059
Commercial	408,442	4,202	16,472	-	429,116
Home equity line of credit	164,013	94	963	-	165,070
Other	5,578	18	54	-	5,650
Total Loans	$2,686,518	$16,792	$39,706	$-	$2,743,016

	December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$896,861	$852	$10,233	$-	$907,946
Commercial	968,109	1,991	9,270	-	979,370
Construction	45,147	-	4,532	-	49,679
Commercial	413,900	3,914	12,725	-	430,539
Home equity line of credit	169,834	83	869	-	170,786
Other	5,257	24	67	-	5,348
Total Loans	$2,499,108	$6,864	$37,696	$-	$2,543,668

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $5.4 million and $4.8 million at December 31, 2017 and 2016, respectively, and the balance is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $7.3 million and $6.2 million at December 31, 2017 and 2016, respectively. Total loans sold with servicing rights retained were $115.0 million, $141.1 million and $165.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net gain on loans sold totaled $2.6 million, $3.1 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition, totaled $598.4 million, $540.4 million and $457.5 million at December 31, 2017, 2016 and 2015, respectively. Loan servicing fees for others totaling $1.4 million, $1.2 million and $932,000 for the years ended December 31, 2017, 2016 and 2015, respectively, are included as a component of other noninterest income in the accompanying Consolidated Statements of Income.

7.	Premises and Equipment

The following is a summary of the premises and equipment accounts:

	As of December 31,
	2017	2016
(Dollars in thousands)
Land	$1,326	$1,326
Premises and leasehold improvements	19,968	19,717
Furniture and equipment	15,246	15,253
Software	5,031	4,959
	41,571	41,255
Less: accumulated depreciation and amortization	(24,726)	(23,253)
	$16,845	$18,002

For the years ended December 31, 2017, 2016 and 2015 depreciation and amortization expense was $2.0 million, $2.3 million and $2.6 million, respectively.

8.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at December 31, 2017 and 2016. The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $58.5 million which were undrawn at December 31, 2017 and 2016. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $255.5 million and $287.1 million at December 31, 2017 and 2016, respectively. Advances from the FHLBB are collateralized by first residential and commercial mortgages and home equity lines of credit with an estimated eligible collateral value of $1.6 billion and $1.4 billion at December 31, 2017 and 2016, respectively. The Company had available borrowings of $706.9 million and $544.7 million at December 31, 2017 and 2016, respectively, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $79.5 million and $83.5 million at December 31, 2017 and 2016, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

FHLBB advances and the weighted average interest rates at December 31, 2017 and 2016 consist of the following:

	December 31,
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
2017	$-	-%	$101,000	0.95%
2018	119,000	1.55	50,000	1.53
2019	81,600	1.74	81,600	1.74
2020	40,000	1.75	40,000	1.75
2021	7,000	2.11	7,000	2.11
2022	400	-	-	-
Thereafter	7,458	1.59	7,457	1.59
	$255,458	1.65%	$287,057	1.43%

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $72.2 million and $64.2 million on an overnight basis at December 31, 2017 and 2016, respectively, and was undrawn as of December 31, 2017 and 2016. The funding arrangement was collateralized by $139.2 million and $128.7 million in pledged commercial real estate loans as of December 31, 2017 and 2016, respectively.

The Bank has a Master Repurchase Agreement borrowing facility with a broker. Borrowings under the Master Repurchase Agreement are secured by the Company’s investments in certain securities and cash with a fair value of $11.2 million and $11.3 million at December 31, 2017 and 2016, respectively. Outstanding borrowings totaled $10.5 million at December 31, 2017 and 2016.

Outstanding borrowings are as follows:

(Dollars in thousands)			December 31,
Advance Date	Interest Rate	Maturity Date	2017	2016

March 13, 2008	3.34%	3/13/2018	$6,000	$6,000
March 13, 2008	3.93%	3/13/2018	4,500	4,500
			$10,500	$10,500

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $34.5 million and $18.9 million at December 31, 2017 and 2016, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $39.6 million and $30.2 million as of December 31, 2017 and 2016, respectively.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

9.	Deposits

Deposit balances and weighted average interest rates at December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017		2016
	Amount	Rate	Amount	Rate
(Dollars in thousands)
Noninterest-bearing demand deposits	$473,428		$441,283
Interest-bearing
NOW accounts	623,135	0.46%	542,764	0.30%
Money market	559,297	0.78%	532,681	0.80%
Savings accounts	237,380	0.11%	233,792	0.11%
Time deposits	540,860	1.23%	464,570	1.18%
Total interest-bearing deposits	1,960,672	0.71%	1,773,807	0.67%
Total deposits	$2,434,100		$2,215,090

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. The Company also has established relationships for brokered deposits. There were brokered deposits totaling $58.8 million and $43.2 million at December 31, 2017 and 2016, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $126.3 million and $99.8 million at December 31, 2017 and 2016, respectively.

Contractual maturities of time deposits are as follows:

	As of December 31,
	2017	2016
(Dollars in thousands)
Less than one year	$380,633	$327,887
One to two years	107,665	70,187
Two to three years	22,483	31,984
Three to four years	17,975	15,838
Four to five years	12,104	18,674
	$540,860	$464,570

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Interest expense on deposits are as follows:

	For the Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
NOW accounts	$2,850	$1,544	$1,351
Money market	4,143	4,119	3,592
Savings accounts	252	241	226
Time deposits	6,003	5,552	4,203
Total interest expense	$13,248	$11,456	$9,372

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$25,633	$25,175	$2,568	$2,899
Service cost	-	-	57	56
Interest cost	1,000	1,051	101	119
Actuarial loss (gain)	1,426	512	20	(414)
Benefits paid	(1,117)	(1,105)	(82)	(92)
Benefit obligation at end of year	26,942	25,633	2,664	2,568

Change in plan assets:
Fair value of plan assets at beginning of year	19,436	19,023	-	-
Actual return on plan assets	2,837	1,292	-	-
Employer contributions	1,726	226	82	92
Benefits paid	(1,117)	(1,105)	(82)	(92)
Fair value of plan assets at end of year	22,882	19,436	-	-

Funded status recognized in the statements of condition	$(4,060)	$(6,197)	$(2,664)	$(2,568)
Accumulated benefit obligation	$(26,942)	$(25,633)

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized as a component of net period benefit cost as of December 31, 2017 and 2016:

	Pension Plans		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
(Dollars in thousands)
Prior service cost	$-	$-	$89	$121
Actuarial (loss) gain	(6,175)	(6,792)	225	244
Unrecognized components of net periodic benefit cost in accumulated other comprehensive loss, net of tax	$(6,175)	$(6,792)	$314	$365

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables set forth the components of net periodic pension and benefit costs for the pension plans and other postretirement plans and other amounts recognized in accumulated other comprehensive loss for the retirement plans and post retirement plans for the years ended December 31, 2017, 2016 and 2015:

	Pension Plans
	Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$-	$-	$-
Interest cost	1,000	1,051	1,036
Expected return on plan assets	(1,181)	(1,113)	(1,448)
Amortization of unrecognized prior service cost	-	-	-
Recognized net actuarial loss	706	704	709
Curtailment charge	-	-	-
Net periodic pension cost	525	642	297

Change in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(230)	335	138
Amortization of net loss	(706)	(704)	(709)
Amortization of prior service cost	-	-	-
Curtailment charge	-	-	-
Total recognized in other comprehensive income	(936)	(369)	(571)
Total recognized in net periodic pension cost and other comprehensive income	$(411)	$273	$(274)

	Other Postretirement Benefits
	Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Components of net periodic pension cost:
Service cost	$57	$56	$75
Interest cost	101	119	127
Recognized net (gain) loss	(8)	-	21
Amortization of unrecognized prior service cost	(50)	(50)	(50)
Curtailment charge	-	-	-
Net periodic pension cost	100	125	173

Change in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	20	(414)	(442)
Amortization of prior service cost	-	-	-
Amortization of net loss	8	-	(21)
Change in prior service costs	50	50	50
Total recognized in other comprehensive income	78	(364)	(413)
Total recognized in net periodic pension cost and other comprehensive income	$178	$(239)	$(240)

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(Dollars in thousands)	Pension Plans	Other Post Retirement Benefits
Prior service cost (credit)	$-	$(50)
Actuarial loss (gain)	627	(6)

Assumptions

The following table presents the significant actuarial assumptions used in preparing the required disclosures:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2017	2016	2017	2016

Weighted-average assumptions used to determine funding status:
Discount rate (1)	3.56%	4.08%	3.55%	4.05%
Rate of compensation increase * (2)	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic pension costs:

Discount rate	4.08%	4.35%	4.05%	4.20%
Expected return on plan assets (2)	6.00%	6.00%	n/a	n/a
Rate of compensation increase * (2)	n/a	n/a	n/a	n/a

(1)	Weighted average discount rate for the supplemental retirement plan was 3.21% and 3.55% for the years ended December 31, 2017 and 2016, respectively.

(2)	Rates not applicable to the supplemental retirement plan.

*	The compensation rate increase is not applicable after the Pension Plan freeze on February 28, 2013.

Health Care Trend Assumptions

	At December 31,
	2017	2016

Health care cost trend rate assumed for next year	8.50%	8.50%
Rate that the cost trend rate gradually declines to	4.75%	4.75%
Year that the rate reaches the rate it is assumed to remain at	2025	2025

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Effect of a Change in the Health Care Cost Trend Rates
	2017		2016
	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease
(Dollars in thousands)
Effect on total of service and interest components	$7	$(6)	$10	$(8)
Effect on postretirement benefit obligation	166	143	175	(150)

Discount Rate

The plan’s projected benefit obligation cash flows were discounted to December 31, 2017 based on the spot rates from the “Above the Median” Citigroup Pension Discount Curve.  The discount rate model produced a single weighted average discount rate of 3.56% that when used to discount the same plan benefit cash flows, resulted in the same aggregate present value.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The fair value of the Company’s pension plan assets at December 31, 2017 and 2016 by asset category are listed in the tables below:

	December 31, 2017
	Investments at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Mutual funds:
Fixed income	$5,806	$-	$-	$5,806
Equity	8,797	-	-	8,797
Pooled separate accounts measured at net asset value (1)
Equity separate account (2)				6,797
Money market separate account (3)				720
High yield separate account (4)				762
	$14,603	$-	$-	$22,882

	December 31, 2016
	Investments at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Mutual funds:
Fixed income	$5,719	$-	$-	$5,719
Equity	5,667	-	-	5,667
Pooled separate accounts measured at net asset value (1)
Equity separate account (2)				6,944
Money market separate account (3)				385
High yield separate account (4)				721
	$11,386	$-	$-	$19,436

(1) -	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at end of year.
(2) -	Primarily invests in common stocks of companies with large market capitalization.
(3) -	Invests in high quality, short-term money market instruments.
(4) -	Invests in below investment grade bonds, bank loans and securities of foreign issuers.

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

The Company’s qualified defined benefit pension plan’s weighted-average asset allocations and the Plan’s long-term allocation structure by asset category are as follows:

	Actual Percentage of Fair Value
	At December 31,		Target
	2017	2016	Allocation
Cash	6%	5%	5-15%
Equity funds	64%	60%	30-70%
Fixed income funds	30%	35%	30-70%
Total	100%	100%

Expected Contributions

The Company makes annual contributions to its funded qualified defined benefit plan in amounts not less than the minimum funding requirements of ERISA and not more than that permitted by the Internal Revenue Code. Since the supplemental plan and the postretirement benefit plans are unfunded, the expected employer contributions for the year ending December 31, 2017 is equal to the Company’s estimated future benefit payment liabilities less any participant contributions.

Expected Benefit Payments

The following is a summary of benefit payments expected to be paid by the non-contributory defined benefit pension plans (dollars in thousands):

2018	$1,215
2019	1,264
2020	1,306
2021	1,326
2022	1,359
Years 2023 - 2027	7,130
$13,600

The following is a summary of benefit payments expected to be paid by the medical, dental and life insurance plan (dollars in thousands):

2018	$128
2019	132
2020	135
2021	135
2022	139
Years 2023 - 2027	731
$1,400

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

401(k) Plan

Employees who have completed six months of service and have attained the age of 21 are eligible to participate in the Company’s defined contribution savings plan (“401(k) plan”). Eligible employees may contribute an unlimited amount (not to exceed IRS limits) of their compensation. The Company may make a qualified non-elective contribution in an amount equal to 3% of the participant’s compensation. Contributions by the Company for the years ended December 31, 2017, 2016 and 2015 were $796,000, $682,000 and $814,000 respectively. There were no discretionary employer contributions made for the years ended December 31, 2017, 2016 and 2015.

Supplemental Plans

The Company has entered into agreements with certain current and retired executives to provide supplemental retirement benefits. The present values of these future payments, not included in the previous table, are included in accrued expenses and other liabilities in the Statements of Financial Condition. As of December 31 2017 and 2016, the accrued supplemental retirement liability was $5.4 million and $4.7 million, respectively. For the years ended December 31, 2017, 2016 and 2015 net expense for these supplemental retirement benefits were $922,000, $850,000 and $712,000, respectively.

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At December 31, 2017, the loan had an outstanding balance of $10.0 million and an interest rate of 5.50%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $2.4 million, $1.7 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Shares held by the ESOP include the following as of December 31, 2017:

Allocated	572,166
Committed to be released	95,361
Unallocated	762,889
1,430,416

The fair value of unallocated ESOP shares was $19.9 million at December 31, 2017.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

11.	Stock Incentive Plans

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

Under the 2012 Plan, stock options granted vested 20% immediately and vested 20% at each annual anniversary of the grant date and expire ten years after grant date. Under the 2016 Plan, stock options granted vest at each annual anniversary of the grant date over a 3 year period and expire ten years after grant date. The Company recognizes compensation expense for the fair values of these awards, which vest on a straight-line basis over the requisite service period of the awards.

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the Consolidated Statements of Income. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $408,000, $1.8 million and $3.1 million of share-based compensation expense, respectively, comprised of $86,000, $746,000 and $1.3 million of stock option expense, respectively and $322,000, $1.0 million and $1.8 million of restricted stock expense, respectively. Expected future compensation expense relating to the 53,800 non-vested options outstanding at December 31, 2017, is $180,000 over the remaining weighted-average period of 2.21 years. Expected future compensation expense relating to the 28,698 non-vested restricted stock outstanding at December 31, 2017 is $478,000 over the remaining weighted-average period of 2.18 years.

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

Weighted-average assumptions for the year ended December 31, 2017 and 2016:

	2017	2016
Weighted per share average fair value of options granted	$5.07	$3.00
Weighted-average assumptions:
Risk-free interest rate	1.99%	1.53%
Expected volatility	22.26%	22.88%
Expected dividend yield	2.16%	2.13%
Weighted-average dividend yield	2.07% - 2.39%	1.91 - 2.25%
Expected life of options granted	6.0 years	6.0 years

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of the Company’s stock option activity and related information for its option grants for the year ended December 31, 2017.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,460,376	$13.14
Granted	26,900	26.08
Exercised	(49,550)	13.52
Forfeited	(300)	16.39
Expired	-	-
Outstanding at December 31, 2017	1,437,426	$13.36	4.91	$18,388

Exercisable at December 31, 2017	1,383,626	$13.06	4.77	$18,106

The total intrinsic value of options exercised during the year ended December 31, 2017 was $565,000.

The following is a summary of the status of the Company’s restricted stock for the year ended December 31, 2017.

	Restricted Stock Awards		Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	-	$-	-	$-	-	$-
Granted	5,698	24.61	14,012	24.48	14,686	21.60
Vested	(5,698)	24.61	-	-	-	-
Forfeited	-	-	-	-	-	-
Unvested at December 31, 2017	-	$-	14,012	$24.48	14,686	$21.60

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

Interest Rate Swap Agreements

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent banks; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of December 31, 2017, the Company based on its current position did not require a cash balance with a correspondent bank to collateralize its position. The Company has an agreement with a correspondent bank to secure any outstanding receivable in excess of $5.0 million.

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

The Company is in compliance with the above provisions as of December 31, 2017.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		December 31, 2017		December 31, 2016
(Dollars in thousands)	Consolidated Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Commercial loan customer interest rate swap position	Other Assets	$197,086	$4,927	$242,351	$7,095

Counterparty interest rate swap position	Other Assets	214,642	5,356	148,097	4,502

Commercial loan customer interest rate swap position	Other Liabilities	214,642	(5,318)	148,097	(4,502)

Counterparty interest rate swap position	Other Liabilities	197,086	(5,013)	242,351	(7,189)

Risk Participation Agreements

The Company also enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Company has assumed credit risk, it is not a direct counterparty to the derivative contract with the borrower and have entered into the risk participation agreement because it is a party to the related loan agreement with the borrower. In those instances in which the Company has sold credit risk, it is the sole counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because other banks participate in the related loan agreement. The Company manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on the Company’s normal credit review process. The fair value of the risk participation agreements in an asset and liability position was $1,000 and ($23,000) and $1,000 and ($26,000) at December 31, 2017 and 2016, respectively and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2017, the notional amount of outstanding rate locks totaled approximately $10.8 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $14.3 million, which included mandatory forward commitments totaling approximately $10.3 million at December 31, 2017. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

13.	Offsetting of Financial Assets and Liabilities

The following tables present the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of December 31, 2017 and 2016, disaggregated by the class of collateral pledged.

	December 31, 2017				December 31, 2016
	Remaining Contractual Maturity of the Agreements				Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S. Government agency obligations	$-	$6,000	$-	$6,000	$-	$-	$6,000	$6,000
Government sponsored residential mortgage-backed securities	-	4,500	-	4,500	-	-	4,500	4,500
Total repurchase agreement borrowings	-	10,500	-	10,500	-	-	10,500	10,500
Repurchase liabilities
U.S. Government agency obligations	34,496	-	-	34,496	18,867	-	-	18,867
Total repurchase liabilities	34,496	-	-	34,496	18,867	-	-	18,867
Total	$34,496	$10,500	$-	$44,996	$18,867	$-	$10,500	$29,367

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at December 31, 2017 and 2016:

	December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,283	$-	$10,283	$-	$-	$-	$10,283
Total	$10,283	$-	$10,283	$-	$-	$-	$10,283

	December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,331	$-	$10,331	$-	$-	$-	$10,331
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$20,831	$-	$20,831	$-	$10,500	$-	$10,331

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,095	$-	$7,095	$-	$-	$2,000	$5,095
Total	$7,095	$-	$7,095	$-	$-	$2,000	$5,095

	December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$7,189	$-	$7,189	$-	$-	$2,000	$5,189
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$17,689	$-	$17,689	$-	$10,500	$2,000	$5,189

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

	December 31,	December 31,
	2017	2016
(Dollars in thousands)
Approved loan commitments	$39,974	$102,436
Unadvanced portion of construction loans	50,014	57,124
Unused lines for home equity loans	205,350	199,191
Unused revolving lines of credit	336	355
Unused commercial letters of credit	3,940	3,820
Unused commercial lines of credit	219,597	246,622
	$519,211	$609,548

Financial instruments with off-balance sheet risk had a valuation allowance of $2,000 and $153,000 as of December 31, 2017 and 2016, respectively.

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

The Company had off-balance sheet risk related to its risk participation agreements totaling $998,000 and $1.1 million at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the year ended December 31, 2017 and 2016.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations, preferred equity securities and marketable equity securities. Level 2 securities include U.S. treasury obligations, U.S. government agency obligations, government-sponsored residential mortgage-backed securities, corporate debt securities and mutual funds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at December 31, 2017 and 2016.

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

Derivatives: The fair values of interest rate swap and risk participation agreements are calculated using a discounted cash flow approach and utilize observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, stated interest rate and are classified within Level 2 of the valuation hierarchy. Such derivatives do not have any embedded interest rate caps and floors.

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a (loss) gain of ($113,000), $46,000 and $123,000 for the years ended December 31, 2017, 2016 and 2015, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables detail the financial instruments carried at fair value on a recurring basis as of December 31, 2017 and 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$11,909	$-	$11,909	$-
U.S. Government agency obligations	65,656	-	65,656	-
Government sponsored residential mortgage-backed securities	2,793	-	2,793	-
Preferred equity securities	1,807	1,807	-	-
Marketable equity securities	187	187	-	-
Mutual funds	4,899	-	4,899	-
Securities available-for-sale	87,251	1,994	85,257	-
Interest rate swap derivative	10,283	-	10,283	-
Risk participation agreements	1	-	1	-
Derivative loan commitments	126	-	-	126
Total	$97,661	$1,994	$95,541	$126

Liabilities
Interest rate swap derivative	$10,331	$-	$10,331	$-
Risk participation agreements	23	-	23	-
Forward loan sales commitments	56	-	-	56
Total	$10,410	$-	$10,354	$56

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury obligations	$19,968	$-	$19,968	$-
U.S. Government agency obligations	73,711	-	73,711	-
Government sponsored residential mortgage-backed securities	3,569	-	3,569	-
Corporate debt securities	515	-	515	-
Preferred equity securities	1,746	1,746	-	-
Marketable equity securities	182	182	-	-
Mutual funds	3,829	-	3,829	-
Securities available-for-sale	103,520	1,928	101,592	-
Interest rate swap derivative	7,095	-	7,095	-
Risk participation agreements	1	-	1	-
Derivative loan commitments	95	-	-	95
Forward loan sales commitments	88	-	-	88
Total	$110,799	$1,928	$108,688	$183

Liabilities
Interest rate swap derivative	$7,189	$-	$7,189	$-
Risk participation agreements	26	-	26	-
Total	$7,215	$-	$7,215	$-

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Balance, at beginning of year	$183	$137	$14
Total realized gain (loss):
Included in earnings	(113)	46	123
Balance, at the end of year	$70	$183	$137

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at December 31, 2017 and 2016:

December 31, 2017
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$70	Adjusted quoted prices in active markets	Embedded servicing value	1.33%

December 31, 2016
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$183	Adjusted quoted prices in active markets	Embedded servicing value	1.33%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2017 and 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2017			December 31, 2016
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$2,645	$-	$-	$3,727

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a description of the valuation methodologies used for instruments measured on a non-recurring basis:

Mortgage Servicing Rights: A mortgage servicing rights asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, measurement at fair value is on a nonrecurring basis. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Loans Held for Sale: Loans held for sale are accounted for at the lower of cost or market and are considered to be recognized at fair value when recorded at below cost. The fair value of loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Impaired Loans: Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria. As appraisals on impaired loans are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of December 31, 2017 and 2016.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. There was no other real estate owned at December 31, 2017 and 2016.

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2017 and 2016:

December 31, 2017
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$2,645	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

December 31, 2016
(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range of Inputs	Weighted Average Inputs

Impaired loans	$3,727	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

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

Alternative Investments: The Company accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments which include limited partnerships, an equity fund and membership stocks. These alternative investments, which totaled $2.1 million and $2.2 million at December 31, 2017 and 2016, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company recognized a $10,000, 319,000 and $144,000 other-than-temporary impairment charge on its limited partnerships for the years ended December 31, 2017, 2016 and 2015, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $251,000, $179,000 and $26,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of December 31, 2017.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2017 and 2016. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

		December 31, 2017		December 31, 2016
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Securities held-to-maturity	Level 2	$74,985	$74,554	$33,061	$33,041
Securities available-for-sale	See previous table	87,251	87,251	103,520	103,520
Loans	Level 3	2,748,081	2,699,794	2,547,512	2,515,906
Loans held-for-sale	Level 2	5,295	5,375	3,270	3,289
Mortgage servicing rights	Level 3	5,399	7,274	4,817	6,166
Federal Home Loan Bank of Boston stock	Level 2	15,537	15,537	16,378	16,378
Alternative investments	Level 3	2,112	1,939	2,228	2,045
Interest rate swap derivatives	Level 2	10,283	10,283	7,095	7,095
Risk participation agreements	Level 2	1	1	1	1
Derivative loan commitments	Level 3	126	126	95	95
Forward loan sales commitments	Level 3	-	-	88	88

Financial liabilities
Deposits other than time deposits	Level 1	1,893,240	1,893,240	1,773,807	1,773,807
Time deposits	Level 2	540,860	544,968	464,570	468,472
Federal Home Loan Bank of Boston advances	Level 2	255,458	254,228	287,057	286,629
Repurchase agreement borrowings	Level 2	10,500	10,394	10,500	10,428
Repurchase liabilities	Level 2	34,496	34,475	18,867	18,862
Interest rate swap derivatives	Level 2	10,331	10,331	7,189	7,189
Risk participation agreements	Level 2	23	23	26	26
Forward loan sales commitments	Level 3	56	56	-	-

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

17.	Income Taxes

The components of the income tax provision are as follows:

	For the Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Current provision
Federal	$6,743	$5,396	$3,864
State	232	136	100
	6,975	5,532	3,964
Deferred provision (benefit)
Federal	6,868	464	1,780
State	29	(54)	(17)
	6,897	410	1,763
Total provision for income taxes	$13,872	$5,942	$5,727

The following is a reconciliation of the expected federal statutory tax to the income tax provision as reported in the statements of income:

	For the Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Income tax expense at statutory federal tax rate	$10,521	$7,405	$6,407
Impact of tax rate changes	4,981	-	-
ESOP	445	189	138
State income taxes	169	53	54
Other - net	5	98	90
Expiration of charitable contribution carryforward	-	137	-
Valuation allowance	-	-	764
Dividends received deduction	(52)	(51)	(54)
Death benefits	(94)	(27)	(133)
Changes in cash surrender value of life insurance	(474)	(467)	(453)
Municipal income - net	(1,629)	(1,395)	(1,086)
Income tax provision as reported	$13,872	$5,942	$5,727

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax assets are as follows:

	At December 31,
	2017	2016
(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$4,835	$7,681
Minimum pension liability and postretirement benefits	2,616	4,600
Deferred compensation	1,535	2,958
Stock compensation	1,100	1,776
Other	887	1,384
Accrued bonus	183	1,345
Net unrealized loss on securities available-for-sale	122	143
Other than temporary impairment on securities available-for-sale	10	17
Accrued pension	5	153
Gross deferred tax assets	11,293	20,057
Valuation reserve	-	-
Net deferred tax assets	11,293	20,057
Deferred tax liabilities
Net origination fees	2,237	3,288
Other	1,166	1,707
Fixed assets	114	163
Bond discount accretion	114	104
Gross deferred tax liabilities	3,631	5,262
Net deferred tax assets	$7,662	$14,795

The allocation of deferred tax expense involving items charged to current year income and items charged directly to capital are as follows:

	At December 31,
	2017	2016
(Dollars in thousands)
Deferred tax expense allocated to capital	$236	$238
Deferred tax expense allocated to income	6,897	410
Total change in deferred taxes	$7,133	$648

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. At December 31, 2017 and 2016, there was no valuation allowance recorded against the deferred tax assets.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was enacted. Substantially all of the provisions of the Tax Act are effective for taxable years beginning after December 31, 2017. The most significant change in the Tax Act that impacts the Company is the reduction in the corporate federal income tax rate from 35% to 21%.

ASC Topic 740, Income Taxes, requires the tax effects of changes in tax laws to be recognized in the period in which the law is enacted or December 22, 2017 for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rate resulting in a charge of $5.0 million to income tax expense in the fourth quarter of 2017.

The staff of the US Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the Tax Act, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (SAB 118) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

The Company has completed or has made a reasonable estimate for the measurement and accounting of certain effects of the Tax Act which have been reflected in the December 31, 2017 consolidated financial statements. The accounting for these completed and provisional items increased the 2017 deferred income tax provision by $5.0 million for the year ending December 31, 2017 and decreased the accumulated deferred income tax asset by $5.0 million at December 31, 2017. As noted above, the most significant impact resulted from a reduction in the corporate income tax rate to 21%. The items reflected as provisional amounts include the impact of the Tax Act on deferred tax assets and liabilities including the expensing of certain depreciable assets, the impact of certain compensation deduction limitations and similar items.

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

There was no interest expense related to uncertain tax positions recognized in income tax for the years ended December 31, 2017, 2016 and 2015.

The Company had no uncertain tax positions as of December 31, 2017. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through 2017.

18.	Lease Commitments

The Company’s headquarters and certain of the Company’s branch offices are leased under non-cancelable operating leases, which expire at various dates through the year 2038. Various leases have renewal options of up to an additional thirty years. Payments on majority of the leases are subject to an escalating payment schedule.

The future minimum rental commitments as of December 31, 2017 for these leases are as follows:

(Dollars in thousands)
2018	$2,794
2019	2,424
2020	1,090
2021	879
2022	829
Thereafter	6,562
$14,578

Total rental expense for all leases amounted to $3.2 million, $3.0 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Management believes, as of December 31, 2017 and 2016 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2017. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At December 31, 2017
Total Capital (to Risk Weighted Assets)	$272,227	11.20%	$194,415	8.00%	$243,019	10.00%
Tier I Capital (to Risk Weighted Assets)	249,777	10.28	145,811	6.00	194,415	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	249,777	10.28	109,358	4.50	157,962	6.50
Tier I Leverage Capital (to Average Assets)	249,777	8.28	120,598	4.00	150,748	5.00

At December 31, 2016
Total Capital (to Risk Weighted Assets)	$253,921	11.28%	$180,043	8.00%	$225,053	10.00%
Tier I Capital (to Risk Weighted Assets)	232,239	10.32	135,033	6.00	180,044	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	232,239	10.32	101,275	4.50	146,286	6.50
Tier I Leverage Capital (to Average Assets)	232,239	8.18	113,598	4.00	141,997	5.00

First Connecticut Bancorp, Inc.:
At December 31, 2017
Total Capital (to Risk Weighted Assets)	$300,876	12.38%	$194,485	8.00%	$243,107	10.00%
Tier I Capital (to Risk Weighted Assets)	278,426	11.45	145,864	6.00	194,486	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	278,426	11.45	109,398	4.50	158,020	6.50
Tier I Leverage Capital (to Average Assets)	278,426	9.23	120,606	4.00	150,758	5.00

At December 31, 2016
Total Capital (to Risk Weighted Assets)	$288,273	12.80%	$180,113	8.00%	$225,141	10.00%
Tier I Capital (to Risk Weighted Assets)	266,591	11.84	135,084	6.00	180,112	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	266,591	11.84	101,313	4.50	146,341	6.50
Tier I Leverage Capital (to Average Assets)	266,591	9.39	113,624	4.00	142,030	5.00

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

20.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive loss, net of tax by component:

	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2014	$1,046	$(7,557)	$(6,511)
Other comprehensive loss during 2015	(2,281)	-	(2,281)
Amount reclassified from accumulated other comprehensive loss, net of tax	986	644	1,630
Balance at December 31, 2015	(249)	(6,913)	(7,162)
Other comprehensive loss during 2016	(14)	-	(14)
Amount reclassified from accumulated other comprehensive loss, net of tax	-	486	486
Balance at December 31, 2016	(263)	(6,427)	(6,690)
Other comprehensive loss during 2017	(105)	-	(105)
Amount reclassified from accumulated other comprehensive loss, net of tax	-	566	566
Balance at December 31, 2017	$(368)	$(5,861)	$(6,229)

The following tables present a reconciliation of the changes in components of other comprehensive income (loss) for the years indicated, including the amount of income tax expense allocated to each component of other comprehensive income (loss):

	For the Year Ended December 31, 2017
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(163)	$58	$(105)
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	(163)	58	(105)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	860	(294)	566
Total other comprehensive income	$697	$(236)	$461

	For the Year Ended December 31, 2016
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(22)	$8	$(14)
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	(22)	8	(14)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	732	(246)	486
Total other comprehensive income	$710	$(238)	$472

	For the Year Ended December 31, 2015
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale securities	$(3,525)	$1,244	$(2,281)
Less: net security gains reclassified into other noninterest income	1,523	(537)	986
Net change in fair value of securities available-for-sale	(2,002)	707	(1,295)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	986	(342)	644
Total other comprehensive loss	$(1,016)	$365	$(651)

(1)	Amounts are included in salaries and employee benefits in the Consolidated Statements of Income.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

21.	Parent Company Statements

The following represents the Parent Company’s Condensed Statements of Financial Condition as of December 31, 2017 and 2016, and Condensed Statements of Operations, Condensed Statements of Comprehensive Income and Condensed Cash Flows for the years ended December 31, 2017, 2016 and 2015:

Condensed Statements of Financial Condition

	At December 31,
	2017	2016
(Dollars in thousands)
Assets
Cash and cash equivalents	$23,657	$30,023
Deferred income taxes	125	189
Due from Farmington Bank	21	7
Investment in Farmington Bank	243,809	225,822
Prepaid expenses and other assets	4,909	4,189
Total assets	$272,521	$260,230

Liabilities	$62	$54
Stockholders' equity	272,459	260,176
Total liabilities and stockholders’ equity	$272,521	$260,230

Condensed Statements of Operations

	For The Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Interest income	$47	$55	$53
Noninterest expense	2,040	1,699	1,752
Income tax (benefit) expense	(656)	(461)	303
Loss before equity in undistributed earnings of Farmington Bank	(1,337)	(1,183)	(2,002)
Equity in undistributed earnings of Farmington Bank	17,526	16,398	14,581
Net income	$16,189	$15,215	$12,579

Condensed Statements of Comprehensive Income

	For The Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Net income	$16,189	$15,215	$12,579
Other comprehensive income (loss), before tax
Unrealized losses on securities:
Unrealized holding losses arising during the period	(163)	(22)	(3,525)
Less: reclassification adjustment for gains included in net income	-	-	1,523
Net change in unrealized losses	(163)	(22)	(2,002)
Change related to pension and other postretirement benefit plans	860	732	986
Other comprehensive income (loss), before tax	697	710	(1,016)
Income tax expense (benefit)	236	238	(365)
Other comprehensive income (loss), net of tax	461	472	(651)
Comprehensive income	$16,650	$15,687	$11,928

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	For The Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,189	$15,215	$12,579
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of ESOP expense	2,399	1,669	1,522
Share based compensation expense	408	1,795	3,118
Equity in undistributed net income of Farmington Bank	(17,526)	(16,398)	(14,581)
Deferred income tax	64	740	1,139
Due from Farmington Bank	(14)	51	7,952
Increase in prepaid expenses and other assets	(720)	(1,520)	(1,025)
Increase (decrease) in accrued expenses and other liabilities	8	3	(5)
Net cash provided by operating activities	808	1,555	10,699

Cash flows from financing activities:
Cancelation of shares for tax withholding	-	(516)	(498)
Repurchase of common stock	-	(2,527)	(2,200)
Excess tax benefits from stock-based compensation	-	311	152
Exercise of stock options	669	2,643	412
Cash dividend paid	(7,843)	(4,607)	(3,276)
Net cash used in financing activities	(7,174)	(4,696)	(5,410)
Net (decrease) increase in cash and cash equivalents	(6,366)	(3,141)	5,289
Cash and cash equivalents at beginning of year	30,023	33,164	27,875
Cash and cash equivalents at end of year	$23,657	$30,023	$33,164

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements

22.	Selected Quarterly Consolidated Financial Information (Unaudited)

The following is selected quarterly consolidated financial information for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$23,212	$24,116	$25,604	$25,551
Interest expense	3,962	4,293	4,756	5,023
Net interest income	19,250	19,823	20,848	20,528
Provision for loan losses	325	710	217	299
Net interest income after provision for loan losses	18,925	19,113	20,631	20,229
Noninterest income	3,165	3,876	3,300	3,158
Noninterest expense	15,152	15,878	15,919	15,387
Income before income taxes	6,938	7,111	8,012	8,000
Income tax expense	1,845	2,109	2,415	7,503
Net income	$5,093	$5,002	$5,597	$497

Net earnings per share:
Basic	$0.34	$0.33	$0.37	$0.03
Diluted	$0.32	$0.32	$0.35	$0.03

	Year Ended December 31, 2016
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
(Dollars in thousands, except Per Share data)
Interest income	$21,323	$21,698	$21,805	$22,160
Interest expense	3,817	3,826	4,050	4,038
Net interest income	17,506	17,872	17,755	18,122
Provision for loan losses	217	801	698	616
Net interest income after provision for loan losses	17,289	17,071	17,057	17,506
Noninterest income	2,900	2,617	3,685	3,536
Noninterest expense	15,277	14,644	15,484	15,099
Income before income taxes	4,912	5,044	5,258	5,943
Income tax expense	1,299	1,401	1,485	1,757
Net income	$3,613	$3,643	$3,773	$4,186

Net earnings per share:
Basic	$0.24	$0.24	$0.25	$0.28
Diluted	$0.24	$0.24	$0.25	$0.27

23.	Legal Actions

The Company and its subsidiary are involved in various legal proceedings which have arisen in the normal course of business. The Company believes the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2017. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, as appropriate, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information

There were no changes in or disagreements with accountants on accounting and financial disclosures as defined in Regulation S-K, Item 304.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required under this item will be provided in a future proxy statement or 10-K/A filing with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2017.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)         Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Statements of Financial Condition as of December 31, 2017 and 2016

(C)	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

(G)	Notes to Consolidated Financial Statements

(2)         Financial Statements Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)         Exhibits

3.1	Amended and Restated Articles of Incorporation of First Connecticut Bancorp, Inc. (filed as Exhibit 3.1 to the Registration Statement on the Form S-1/A filed for the Company on March 28, 2011, and incorporated herein by reference).
3.2.2	Amended and Restated Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2.3 to the Form 8-K filed for the Company on January 25, 2018, and incorporated herein by reference).
4.1	Form of Common Stock Certificate of First Connecticut Bancorp, Inc. (filed as Exhibit 4.1 to the Registration Statement on the Form S-1/A filed for the Company on March 28, 2011, as amended, and incorporated herein by reference).
10.1	First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on the Form S-8 filed on July 12, 2016, and incorporated herein by reference).
10.2	Supplemental Executive Retirement Plan of Farmington Bank (filed as Exhibit 10.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.3	Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.3 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.4	First Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.4.1	Second Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).
10.5	Voluntary Deferred Compensation Plan for Key Employees (filed as Exhibit 10.5 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.6	Life Insurance Premium Reimbursement Agreement between Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.6 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.7	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Gregory A. White (filed as Exhibit 10.7 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.8	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8 to the Registration Statement on the Form S-1/A filed for the Company on March 28, 2011, as amended, and incorporated herein by reference).
10.8.1	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).
10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.9.1	Amended Annual Incentive Compensation Plan (filed as Exhibit 10.9.1 to the Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, and incorporated herein by reference)
10.10	Supplemental Retirement Plan Participation Agreement between John J. Patrick, Jr. and Farmington Bank (filed as Exhibit 10.10 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.11	Supplemental Retirement Plan Participation Agreement between Michael T. Schweighoffer and Farmington Bank (filed as Exhibit 10.11 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.12	Supplemental Retirement Plan Participation Agreement between Gregory A. White and Farmington Bank (filed as Exhibit 10.12 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
10.13	Employment Agreement among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.1 Employment Agreement on Form 8-K for the Company on April 27, 2012 and incorporated herein by reference).
10.13.1	Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference) (term currently extended to December 31, 2019).
10.14	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-Q filed for the Company on May 15, 2012, and incorporated herein by reference).
10.15	First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Appendix A in the Definitive Proxy Statement on Form 14A filed on June 6, 2012 and amended on July 2, 2012 (File No. 001-35209-12890818 and 12960688).
10.16	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).
10.17	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Gregory A. White (filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).
10.18	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).
10.19	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Kenneth F. Burns (filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).
10.20	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Catherine M. Burns (filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).
21.1	Subsidiaries of First Connecticut Bancorp, Inc. and Farmington Bank (filed as Exhibit 21.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.
32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.
32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Connecticut Bancorp, Inc.

	By:	/s/ John J. Patrick, Jr.
John J. Patrick, Jr.
Date: March 9, 2018		Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Patrick Jr.	Chairman of the Board, President and Chief Executive Officer	March 9, 2018
John J. Patrick, Jr.	(Principal Executive Officer)

/s/ Gregory A. White	Executive Vice President and Chief Financial Officer	March 9, 2018
Gregory A. White	(Principal Financial Officer)

/s/ Ronald A. Bucchi	Director	March 9, 2018
Ronald A. Bucchi

/s/ John J. Carson	Director	March 9, 2018
John J. Carson

/s/ Kevin S. Ray	Director	March 9, 2018
Kevin S. Ray

/s/ Michael A. Ziebka	Director	March 9, 2018
Michael A. Ziebka

/s/ Patience P. McDowell	Director	March 9, 2018
Patience P. McDowell

/s/ James T. Healey, Jr.	Director	March 9, 2018
James T. Healey, Jr.

/s/ John A. Green	Director	March 9, 2018
John A. Green

