Form 10-Q
period 2018-03-31
First Connecticut Bancorp, Inc.
filed 2018-05-08
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report- Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

As of April 23, 2018, there were 15,989,928 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc.
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
	2018	2017
(Dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$25,385	$33,320
Interest bearing deposits with other institutions	1,067	2,030
Total cash, cash equivalents and restricted cash	26,452	35,350
Debt securities held-to-maturity, at amortized cost	80,977	74,985
Debt securities available-for-sale, at fair value	89,107	80,358
Loans held for sale	5,980	5,295
Loans (1)	2,816,807	2,748,081
Allowance for loan losses	(22,620)	(22,448)
Loans, net	2,794,187	2,725,633
Premises and equipment, net	17,007	16,845
Federal Home Loan Bank of Boston stock, at cost	17,665	15,537
Accrued income receivable	9,043	8,979
Bank-owned life insurance	57,852	57,511
Deferred income taxes, net	7,763	7,662
Prepaid expenses and other assets	31,612	26,895
Total assets	$3,137,645	$3,055,050
Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,999,802	$1,960,672
Noninterest-bearing	443,555	473,428
	2,443,357	2,434,100
Federal Home Loan Bank of Boston advances	355,457	255,458
Repurchase agreement borrowings	-	10,500
Repurchase liabilities	16,851	34,496
Accrued expenses and other liabilities	45,119	48,037
Total liabilities	2,860,784	2,782,591

Commitments and contingencies (Note 18)	-	-

Stockholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized; 17,946,190 shares issued and 15,984,932 shares outstanding at March 31, 2018 and 17,947,647 shares issued and 15,952,946 shares outstanding at December 31, 2017	181	181
Additional paid-in-capital	186,269	185,779
Unallocated common stock held by ESOP	(9,290)	(9,539)
Treasury stock, at cost (1,961,258 shares at March 31, 2018 and 1,994,701 shares at December 31, 2017)	(29,204)	(29,620)
Retained earnings	136,303	131,887
Accumulated other comprehensive loss	(7,398)	(6,229)
Total stockholders' equity	276,861	272,459
Total liabilities and stockholders' equity	$3,137,645	$3,055,050

(1)	Loans include net deferred loan costs of $5.8 million and $5.1 million at March 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands, except share and per share data)
Interest income
Interest and fees on loans
Mortgage	$19,927	$17,558
Other	5,465	4,947
Interest and dividends on investments
United States Government and agency obligations	797	474
Other bonds	-	7
Corporate stocks	241	199
Other interest income	33	27
Total interest income	26,463	23,212
Interest expense
Deposits	4,339	2,911
Federal Home Loan Bank of Boston advances	1,119	949
Repurchase agreement borrowings	74	95
Repurchase liabilities	9	7
Total interest expense	5,541	3,962
Net interest income	20,922	19,250
Provision for loan losses	465	325
Net interest income after provision for loan losses	20,457	18,925
Noninterest income
Fees for customer services	1,657	1,506
Net gain on loans sold	288	416
Brokerage and insurance fee income	58	50
Bank owned life insurance income	341	319
Other	801	874
Total noninterest income	3,145	3,165
Noninterest expense
Salaries and employee benefits	9,772	9,140
Occupancy expense	1,329	1,313
Furniture and equipment expense	948	984
FDIC assessment	424	428
Marketing	605	567
Other operating expenses	3,161	2,720
Total noninterest expense	16,239	15,152
Income before income taxes	7,363	6,938
Income tax expense	1,352	1,845
Net income	$6,011	$5,093

Net earnings per share (See Note 3):
Basic	$0.39	$0.34
Diluted	0.38	0.32
Dividends per share	0.16	0.11

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands)
Net income	$6,011	$5,093
Other comprehensive (loss) income, before tax
Unrealized losses on debt securities:
Unrealized holding (losses) gains arising during the period (1)	(415)	137
Less: reclassification adjustment for gains included in net income	-	-
Net change in unrealized (losses) gains	(415)	137
Change related to pension and other postretirement benefit plans	149	163
Other comprehensive (loss) income, before tax	(266)	300
Income tax (benefit) expense	(57)	106
Other comprehensive (loss) income, net of tax	(209)	194
Comprehensive income	$5,802	$5,287

(1)	The Company adopted ASU 2016-01 effective January 1, 2018 which requires equity securities to be measured at fair value with changes in fair value recoginized in net income. The prior period includes changes in the fair value of equity securities recognized in other comprehensive income.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2016	15,897,698	$181	$184,111	$(10,567)	$(30,400)	$123,541	$(6,690)	$260,176
ESOP shares released and committed to be released	-	-	290	258	-	-	-	548
Cash dividend paid ($0.11 per common share)	-	-	-	-	-	(1,752)	-	(1,752)
Stock options exercised	22,750	-	(14)	-	311	-	-	297
Share based compensation expense	3,066	-	69	-	42	-	-	111
Net income	-	-	-	-	-	5,093	-	5,093
Other comprehensive income	-	-	-	-	-	-	194	194
Balance at March 31, 2017	15,923,514	$181	$184,456	$(10,309)	$(30,047)	$126,882	$(6,496)	$264,667

Balance at December 31, 2017	15,952,946	$181	$185,779	$(9,539)	$(29,620)	$131,887	$(6,229)	$272,459
ESOP shares released and committed to be released	-	-	364	249	-	-	-	613
Cash dividend paid ($0.16 per common share)	-	-	-	-	-	(2,555)	-	(2,555)
Stock options exercised	26,462	-	(34)	-	378	-	-	344
Cancellation of shares for tax withholding	(1,457)	-	(38)	-	-	-	-	(38)
Share based compensation expense	6,981	-	198	-	38	-	-	236
Net income	-	-	-	-	-	6,011	-	6,011
Reclassification of disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 pursuant to ASU 2018-02	-	-	-	-	-	1,275	(1,275)	-
Reclassification of cumulative effect adjustment per ASU 2016-01	-	-	-	-	-	(315)	315	-
Other comprehensive loss	-	-	-	-	-	-	(209)	(209)
Balance at March 31, 2018	15,984,932	$181	$186,269	$(9,290)	$(29,204)	$136,303	$(7,398)	$276,861

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$6,011	$5,093
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	465	325
Provision for (reversal of) off-balance sheet commitments	82	(23)
Depreciation and amortization	460	535
Amortization of ESOP expense	613	548
Share based compensation expense	236	111
Amortization of mortgage servicing rights	223	216
Loans originated for sale	(21,886)	(23,480)
Proceeds from the sale of loans held for sale	21,489	24,702
Impairment losses on alternative investments	-	10
Loss on fair value adjustment for mortgage banking derivatives	18	44
Loss on fair value adjustment for equity securities	88	-
Net gain on loans sold	(288)	(416)
Net amortization (accretion) of investment security discounts and premiums	80	(12)
Change in net deferred loan fees and costs	(742)	(428)
(Increase) decrease in accrued income receivable	(64)	34
Deferred income tax	(44)	(101)
Increase in cash surrender value of bank-owned life insurance	(341)	(318)
(Increase) decrease in prepaid expenses and other assets	(2,809)	91
Decrease in accrued expenses and other liabilities	(2,891)	(6,151)
Net cash provided by operating activities	700	780
Cash flows from investing activities
Maturities, calls and principal payments of debt securities held-to-maturity	1,009	449
Maturities, calls and principal payments of debt securities available-for-sale	28,271	13,151
Purchases of debt securities held-to-maturity	(7,000)	(17,708)
Purchases of debt securities available-for-sale	(37,549)	(15,023)
Loan originations, net of principal repayments	(70,441)	(59,435)
(Purchases) redemptions of Federal Home Loan Bank of Boston stock, net	(2,128)	(40)
Purchases of premises and equipment	(622)	(436)
Net cash used in investing activities	(88,460)	(79,042)
Cash flows from financing activities
Net proceeds from (payments on) Federal Home Loan Bank of Boston advances	99,999	(5,000)
Decrease in repurchase agreement borrowings	(10,500)	-
Net increase in demand deposits, NOW accounts, savings accounts and money market accounts	5,443	71,211
Net increase in time deposits	3,814	1,551
Net (decrease) increase in repurchase liabilities	(17,645)	659
Stock options exercised	344	297
Cancellation of shares for tax withholding	(38)	-
Cash dividend paid	(2,555)	(1,752)
Net cash provided by financing activities	78,862	66,966
Net decrease in cash, cash equivalents and restricted cash	(8,898)	(11,296)
Cash, cash equivalents and restricted cash at beginning of period	35,350	47,723
Cash, cash equivalents and restricted cash at end of period	$26,452	$36,427

Supplemental disclosure of cash flow information
Loans transferred to other real estate owned	$2,164	$-

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Organization and Business

First Connecticut Bancorp, Inc. is a Maryland-chartered bank holding company that wholly owns its only subsidiary, Farmington Bank (collectively with its subsidiary, the “Company”). Farmington Bank's main office is located in Farmington, Connecticut. Farmington Bank is a full-service, community bank with 25 branch locations throughout central Connecticut and western Massachusetts, offering commercial and residential lending as well as wealth management services. Farmington Bank's primary source of income is interest accrued on loans to customers, which include small and middle market businesses and individuals residing primarily in Connecticut and western Massachusetts. However, the Bank will selectively lend to borrowers in other northeastern states.

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 600,945 shares remaining available to be repurchased at March 31, 2018.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s 10-K filed on March 9, 2018. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Investment Securities

Debt securities are classified as either available-for-sale or held-to-maturity. Management determines the appropriate classifications of debt securities at the time of purchase. Held-to-maturity debt securities are securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. Unrealized gains and losses, net of the related tax effect, on available-for-sale debt securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 320- “Debt and Equity Securities”, a decline in market value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit related other-than-temporary impairment ("OTTI"), resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income if there is no intent or requirement to sell the security. The securities portfolio is reviewed on a quarterly basis for the presence of other-than-temporary impairment. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2018.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at March 31, 2018 and December 31, 2017.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $2.2 million and $-0- as of March 31, 2018 and December 31, 2017, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.6 million at March 31, 2018.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Revenue Recognition

Revenue from Contracts with Customers Accounting Standards Codification ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, such as interest and fee income on loans, interest and dividends on investments, net gain on loans sold, gain on sale of investments, mortgage servicing fees and swap fees. Revenue generating transactions subject to ASC 606 are fees for customer service and brokerage and insurance fees, which are presented in the Consolidated Statements of Income as components of noninterest income, as follows:

Fees for customer service: The Company enters into depository agreements with deposit customers whereby the customer is provided with custody services of deposited funds and access to deposited funds. Fees are charged to deposit customers – such as debit card fees; NSF or overdraft protection fees; return item fees; stop payment fees; wire fees; ATM surcharge fees; safe deposit box rental fees; credit card advance fees, etc. Revenue is recognized when the Company’s performance obligation is completed, which is generally monthly, for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations is generally received at the time the performance obligations are satisfied.

Brokerage and insurance fees: The Company receives fees from a third party broker dealer as part of a revenue-sharing agreement for fees earned from customers that the Company refers to the third party. These fees are paid to the Company by the third party on a monthly basis and recognized as the Company’s performance obligation is satisfied.

Reclassifications

Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current year presentation.

Accounting Standards Adopted in 2018

In August 2015, the FASB issued Accounting Standards Update “ASU” No. 2015-14 "Revenue from Contracts with Customers (Topic 606)." In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the adoption of the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company's fees for customer services, brokerage and insurance fee income items are within the scope of the ASU 2014-09. The timing of the Company's revenue recognition regarding these items did not materially change. The Company adopted ASU No. 2014-09 effective January 1, 2018, utilizing the modified retrospective approach which did not result in a cumulative effect adjustment to opening retained earnings and added additional disclosures related to revenue recognition in Note 1 Summary of Significant Accounting Policies.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU No. 2016-01 effective January 1, 2018 utilizing the modified retrospective approach which resulted in a $315,000 cumulative effect adjustment to opening retained earnings related to unrealized losses on equity securities previously recorded in accumulated other comprehensive loss.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for annual years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-15 effective January 1, 2018 and it did not have a material impact on its accounting and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 requires a retrospective transition method applied to each period presented. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-18 effective January 1, 2018 and it did not have a material impact on its accounting and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The guidance is effective for public business entities for annual years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-07 effective January 1, 2018 and it did not have a material impact on its accounting and disclosures. The Company elected to apply the practical expedient and use the amounts disclosed in Note 9 to the consolidated financial statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as the estimation basis for applying the retrospective presentation requirements of the standard.

	Three Months Ended March 31, 2017	Impact of Adoption of ASU	Three Months Ended March 31, 2017
	As previously reported	2017-07	As reported
(Dollars in thousands)
Noninterest expense
Salaries and employee benefits	$9,327	$(187)	$9,140
Other operating expenses	2,533	187	2,720

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for annual years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted ASU 2017-09 effective January 1, 2018 and it did not have a material impact on its accounting and disclosures.

In February 2018, the FASB issued ASU No. 2018-02,”Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the federal corporate income tax rate pursuant to enactment of the Tax Cuts and Jobs Act. The guidance is effective for public business entities for annual years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities electing the reclassification are required to apply the guidance either at the beginning of the period of adoption or retrospectively for all periods impacted. The Company early adopted this standard effective January 1, 2018 and reclassified $1,275,000 to opening retained earnings that was recorded to income tax expense due to re-measuring from 35% to 21% the federal taxes on the accumulated other comprehensive loss components related to available-for-sale, held-to-maturity securities and pension.

Accounting Standards Pending Adoption

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

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326)" requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This ASU also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public business entities for annual periods beginning after December 31, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management has established an internal committee to manage the implementation of ASU 2016-13. The committee is led by the Company’s Chief Financial Officer and Chief Risk Officer and includes representatives of the Bank’s loan operations, credit administration, accounting and technology departments. The committee has reviewed, evaluated and selected a third-party software solution and is currently in the process of identifying and gathering the necessary historical data. The committee is currently analyzing the provisions of the ASU and published regulatory guidance.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2.	Restrictions on Cash and Due from Banks

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $7.5 million and $9.2 million to meet these requirements at March 31, 2018 and December 31, 2017, respectively. The Company classifies restrictions on cash within “Cash, Cash Equivalents and Restricted Cash” in the Consolidated Statements of Financial Condition.

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands, except per share data):

Net income	$6,011	$5,093
Less: Dividends to participating shares	(9)	(3)
Income allocated to participating shares	(9)	(3)
Net income allocated to common stockholders	$5,993	$5,087

Weighted-average shares issued	17,984,750	17,959,649

Less: Average unallocated ESOP shares	(754,806)	(850,167)
Average treasury stock	(1,977,443)	(2,029,444)
Average unvested restricted stock	(37,662)	(12,002)
Weighted-average basic shares outstanding	15,214,839	15,068,036

Plus: Average dilutive shares	685,249	623,302
Weighted-average diluted shares outstanding	15,900,088	15,691,338

Net earnings per share (1):
Basic	$0.39	$0.34
Diluted	$0.38	$0.32

(1)	Certain per share amounts may not appear to reconcile due to rounding.

For the three months ended March 31, 2018 and 2017, respectively, 6,599 and 797 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Debt Securities

Debt securities have been classified in the consolidated financial statements as available-for-sale or held-to-maturity. The amortized cost of debt securities and their approximate fair values at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
U.S. Treasury obligations	$11,847	$43	$(75)	$11,815	$-	$-	$11,815
U.S. Government agency obligations	59,000	-	(519)	58,481	-	-	58,481
Government sponsored residential mortgage-backed securities	18,841	92	(122)	18,811	-	-	18,811
Total debt securities available-for-sale	$89,688	$135	$(716)	$89,107	$-	$-	$89,107
Held-to-maturity
U.S. Treasury obligations	$4,991	$-	$-	$4,991	$-	$(71)	$4,920
U.S. Government agency obligations	44,982	-	-	44,982	-	(966)	44,016
Government sponsored residential mortgage-backed securities	31,004	-	-	31,004	-	(560)	30,444
Total debt securities held-to-maturity	$80,977	$-	$-	$80,977	$-	$(1,597)	$79,380

	December 31, 2017
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
U.S. Treasury obligations	$11,847	$79	$(17)	$11,909	$-	$-	$11,909
U.S. Government agency obligations	66,000	-	(344)	65,656	-	-	65,656
Government sponsored residential mortgage-backed securities	2,677	116	-	2,793	-	-	2,793
Total debt securities available-for-sale	$80,524	$195	$(361)	$80,358	$-	$-	$80,358
Held-to-maturity
U.S. Treasury obligations	$4,991	$-	$-	$4,991	$-	$-	$4,991
U.S. Government agency obligations	37,982	-	-	37,982	-	(432)	37,550
Government sponsored residential mortgage-backed securities	32,012	-	-	32,012	29	(28)	32,013
Total debt securities held-to-maturity	$74,985	$-	$-	$74,985	$29	$(460)	$74,554

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize debt securities with gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Less than 12 Months		12 Months or More		Total
	Number of		Gross		Gross		Gross
	Debt	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale
U.S. Treasury obligations	1	$4,925	$(75)	$-	$-	$4,925	$(75)
U.S. Government agency obligations	9	25,765	(235)	32,716	(284)	58,481	(519)
Government sponsored residential mortgage-backed securities	3	16,291	(122)	-	-	16,291	(122)
	13	$46,981	$(432)	$32,716	$(284)	$79,697	$(716)
Held-to-maturity
U.S. Treasury obligations	1	$4,920	$(71)	$-	$-	$4,920	$(71)
U.S. Government agency obligations	7	39,096	(887)	4,920	(79)	44,016	(966)
Government sponsored residential mortgage-backed securities	7	30,444	(560)	-	-	30,444	(560)
	15	$74,460	$(1,518)	$4,920	$(79)	$79,380	$(1,597)
Total debt securities in an unrealized loss position	28	$121,441	$(1,950)	$37,636	$(363)	$159,077	$(2,313)

	December 31, 2017
		Less than 12 Months		12 Months or More		Total
	Number of		Gross		Gross		Gross
	Debt	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale
U.S. Treasury obligations	1	$4,984	$(17)	$-	$-	$4,984	$(17)
U.S. Government agency obligations	10	18,927	(73)	46,729	(271)	65,656	(344)
	11	$23,911	$(90)	$46,729	$(271)	$70,640	$(361)
Held-to-maturity
U.S. Government agency obligations	6	$32,614	$(368)	$4,935	$(64)	$37,549	$(432)
Government sponsored residential mortgage-backed securities	4	16,963	(28)	-	-	16,963	(28)
	10	$49,577	$(396)	$4,935	$(64)	$54,512	$(460)
Total debt securities in an unrealized loss position	21	$73,488	$(486)	$51,664	$(335)	$125,152	$(821)

Management evaluates debt securities for other than temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2018, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s Consolidated Statements of Income.

The Company recorded no other-than-temporary impairment charges to the debt securities portfolios for the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $70.5 million and $93.3 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and estimated fair value of debt securities at March 31, 2018 and December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$19,000	$18,898	$-	$-
Due after one year through five years	51,847	51,398	30,991	30,253
Due after five years through ten years	-	-	18,982	18,683
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	18,841	18,811	31,004	30,444
	$89,688	$89,107	$80,977	$79,380

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in thousands)
Due in one year or less	$28,000	$27,919	$-	$-
Due after one year through five years	49,847	49,646	30,991	30,640
Due after five years through ten years	-	-	11,982	11,901
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	2,677	2,793	32,012	32,013
	$80,524	$80,358	$74,985	$74,554

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $17.7 million and $15.5 million of FHLBB capital stock at March 31, 2018 and December 31, 2017, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at March 31, 2018. Capital adequacy, credit ratings, the value of the stock, overall financial condition of the FHLB system and FHLBB as well as current economic factors were analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired at March 31, 2018.

Equity Securities

The Company held equity securities with fair values of $6,838,000 and $6,893,000 at March 31, 2018 and December 31, 2017, respectively, are included in other assets in the accompanying Consolidated Statement of Financial Condition. During the three months ended March 31, 2018, the Company recognized a realized loss of $88,000 on the equity securities held at March 31, 2018, which was recorded in “Other noninterest income” within the Consolidated Statements of Income. There were no sales of equity securities during the three months ended March 31, 2018 and 2017.

Alternative Investments

Alternative investments, which totaled $2.1 million at March 31, 2018 and December 31, 2017, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at March 31, 2018. The Company recognized a $-0- and $10,000 other-than-temporary impairment charge on its limited partnerships for the for the three months ended March 31, 2018 and 2017, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $7,000 and $11,000 for the three months ended March 31, 2018 and 2017, respectively. See a further discussion of fair value in Note 16 - Fair Value Measurements. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of March 31, 2018.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	March 31,	December 31,
	2018	2017
(Dollars in thousands)
Real estate:
Residential	$1,059,116	$989,366
Commercial	1,071,485	1,063,755
Construction	98,469	90,059
Commercial	417,660	429,116
Home equity line of credit	159,030	165,070
Other	5,240	5,650
Total loans	2,811,000	2,743,016
Net deferred loan costs	5,807	5,065
Loans	2,816,807	2,748,081
Allowance for loan losses	(22,620)	(22,448)
Loans, net	$2,794,187	$2,725,633

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments are as follows:

	For the Three Months Ended March 31, 2018
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$4,137	$(200)	$-	$568	$4,505
Commercial	11,963	-	-	84	12,047
Construction	785	-	-	106	891
Commercial	4,155	(14)	-	(151)	3,990
Home equity line of credit	1,364	(54)	-	(162)	1,148
Other	44	(35)	10	20	39
	$22,448	$(303)	$10	$465	$22,620

	For the Three Months Ended March 31, 2017
	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period
(Dollars in thousands)
Real estate:
Residential	$4,134	$(31)	$-	$144	$4,247
Commercial	11,131	(111)	-	220	11,240
Construction	425	-	-	93	518
Commercial	4,400	(322)	-	(163)	3,915
Home equity line of credit	1,398	-	-	(18)	1,380
Other	41	(51)	10	49	49
	$21,529	$(515)	$10	$325	$21,349

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Total	Reserve Allocation	Total	Reserve Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$10,735	$124	$12,971	$130
Commercial	8,453	-	8,521	-
Construction	4,532	-	4,532	-
Commercial	1,606	72	1,076	38
Home equity line of credit	2,586	4	2,585	-
Other	471	6	509	6
	28,383	206	30,194	174

Loans collectively evaluated for impairment:
Real estate:
Residential	$1,055,292	$4,381	$982,626	$4,007
Commercial	1,061,975	12,047	1,054,122	11,963
Construction	93,937	891	85,527	785
Commercial	416,007	3,918	427,986	4,117
Home equity line of credit	156,444	1,144	162,485	1,364
Other	4,769	33	5,141	38
	2,788,424	22,414	2,717,887	22,274
Total	$2,816,807	$22,620	$2,748,081	$22,448

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at March 31, 2018 and December 31, 2017:

	March 31, 2018
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
	Past Due		Past Due		Past Due		Total		and Still
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	18	$2,908	-	$-	15	$4,705	33	$7,613	$-
Commercial	1	178	-	-	-	-	1	178	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	1	20	-	-	1	38	2	58	-
Home equity line of credit	1	37	2	47	3	491	6	575	-
Other	6	52	-	-	3	28	9	80	-
Total	27	$3,195	2	$47	23	$9,794	52	$13,036	$-

	December 31, 2017
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
	Past Due		Past Due		Past Due		Total		and Still
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	13	$2,445	9	$1,874	20	$7,317	42	$11,636	$-
Commercial	1	67	-	-	-	-	1	67	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	-	-	1	22	1	38	2	60	-
Home equity line of credit	2	223	1	48	4	584	7	855	-
Other	7	74	-	-	3	30	10	104	-
Total	23	$2,809	11	$1,944	29	$12,501	63	$17,254	$-

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans:
Real estate:
Residential	$6,919	$9,401
Commercial	62	67
Construction	4,532	4,532
Commercial	757	775
Home equity line of credit	551	963
Other	51	54
Total nonaccruing loans	12,872	15,792
Loans 90 days past due and still accruing	-	-
Other real estate owned	2,164	-
Total nonperforming assets	$15,036	$15,792

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$9,779	$11,210	$-	$11,923	$14,119	$-
Commercial	8,453	8,488	-	8,521	8,555	-
Construction	4,532	4,532	-	4,532	4,532	-
Commercial	1,534	1,812	-	1,038	1,303	-
Home equity line of credit	2,548	2,627	-	2,585	2,642	-
Other	448	468	-	485	504	-
Total	27,294	29,137	-	29,084	31,655	-

Impaired loans with a valuation allowance:
Real estate:
Residential	956	973	124	1,048	1,066	130
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	72	110	72	38	62	38
Home equity line of credit	38	39	4	-	-	-
Other	23	23	6	24	24	6
Total	1,089	1,145	206	1,110	1,152	174
Total impaired loans	$28,383	$30,282	$206	$30,194	$32,807	$174

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

	For the Three Months Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$11,380	$31	$11,456	$27
Commercial	8,505	95	10,775	96
Construction	4,532	-	4,626	-
Commercial	1,363	13	1,743	3
Home equity line of credit	2,288	21	1,823	9
Other	497	6	700	7
Total	28,565	166	31,123	142

Impaired loans with a valuation allowance:
Real estate:
Residential	984	10	1,123	7
Commercial	-	-	2,874	34
Construction	-	-	-	-
Commercial	45	-	481	-
Home equity line of credit	10	-	-	-
Other	24	-	25	-
Total	1,063	10	4,503	41
Total impaired loans	$29,628	$176	$35,626	$183

There was no interest income recognized on a cash basis method of accounting for the three months ended March 31, 2018 and 2017.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at March 31, 2018 and December 31, 2017:

	March 31, 2018
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	20	$3,284	11	$1,784	31	$5,068
Commercial	2	617	-	-	2	617
Construction	-	-	1	4,532	1	4,532
Commercial	3	847	5	724	8	1,571
Home equity line of credit	16	2,036	2	60	18	2,096
Other	5	461	1	11	6	472
Total	46	$7,245	20	$7,111	66	$14,356

	December 31, 2017
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	18	$3,025	12	$3,854	30	$6,879
Commercial	2	621	-	-	2	621
Construction	-	-	1	4,532	1	4,532
Commercial	2	300	5	776	7	1,076
Home equity line of credit	14	1,731	1	309	15	2,040
Other	5	495	1	13	6	508
Total	41	$6,172	20	$9,484	61	$15,656

The recorded investment balance of TDRs were $14.4 million and $15.7 million at March 31, 2018 and December 31, 2017, respectively. TDRs on accrual status were $7.2 million and $6.2 million while TDRs on nonaccrual status were $7.1 million and $9.5 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At March 31, 2018 and December 31, 2017, the allowance for loan losses included specific reserves of $171,000 and $172,000 related to TDRs, respectively. For the three months ended March 31, 2018 and 2017, the Bank had charge-offs totaling $-0- and $33,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $1.6 million and $107,000 at March 31, 2018 and December 31, 2017, respectively.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate:
Residential	3	$387	$387	4	$596	$596
Construction	1	4,532	4,532	-	-	-
Commercial	2	551	551	-	-	-
Home equity line of credit	3	131	131	2	88	88
Total	9	$5,601	$5,601	$6	$684	$684

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	3	$-	$-	$-	$387	$387
Construction	1	-	-	4,532	-	4,532
Commercial	2	551	-	-	-	551
Home equity line of credit	3	131	-	-	-	131
Total	9	$682	$-	$4,532	$387	$5,601

	For the Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	4	$90	$-	$335	$171	$596
Home equity line of credit	2	88	-	-	-	88
Total	6	$178	$-	$335	$171	$684

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date as of March 31, 2018. There was one construction loan totaling $4.5 million that defaulted and had been modified as a TDR during the twelve month period preceding the default date as of March 31, 2017.

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$1,049,260	$1,572	$8,284	$-	$1,059,116
Commercial	1,053,480	11,028	6,977	-	1,071,485
Construction	93,937	-	4,532	-	98,469
Commercial	399,198	3,245	15,217	-	417,660
Home equity line of credit	158,287	101	642	-	159,030
Other	5,172	17	51	-	5,240
Total Loans	$2,759,334	$15,963	$35,703	$-	$2,811,000

	December 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$976,768	$1,973	$10,625	$-	$989,366
Commercial	1,046,190	10,505	7,060	-	1,063,755
Construction	85,527	-	4,532	-	90,059
Commercial	408,442	4,202	16,472	-	429,116
Home equity line of credit	164,013	94	963	-	165,070
Other	5,578	18	54	-	5,650
Total Loans	$2,686,518	$16,792	$39,706	$-	$2,743,016

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $5.4 million at March 31, 2018 and December 31, 2017, and the balance is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $7.6 million and $7.3 million at March 31, 2018 and December 31, 2017, respectively. Total loans sold with servicing rights retained were $17.6 million and $17.7 million for the three months ended March 31, 2018 and 2017, respectively. The net gain on loans sold totaled $288,000 and $416,000 for the three months ended March 31, 2018 and 2017, respectively, and is included in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition, totaled $602.2 million and $598.4 million at March 31, 2018 and December 31, 2017, respectively. Loan servicing fees for others totaling $376,000 and $338,000 for the three months ended March 31, 2018 and 2017, respectively, are included as a component of other noninterest income in the accompanying Consolidated Statements of Income.

7.	Deposits

Deposit balances are as follows:

	March 31,	December 31,
	2018	2017
(Dollars in thousands)
Noninterest-bearing demand deposits	$443,555	$473,428
Interest-bearing
NOW accounts	625,362	623,135
Money market	587,389	559,297
Savings accounts	242,377	237,380
Time deposits	544,674	540,860
Total interest-bearing deposits	1,999,802	1,960,672
Total deposits	$2,443,357	$2,434,100

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. Currently, this program is not being utilized. The Company also has established relationships for brokered deposits. There were brokered deposits totaling $56.5 million and $58.8 million at March 31, 2018 and December 31, 2017, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $132.4 million and $126.3 million at March 31, 2018 and December 31, 2017, respectively.

8.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at March 31, 2018 and December 31, 2017. The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $58.5 million which were undrawn at March 31, 2018 and December 31, 2017. The Company maintains a cash balance of $512,500 with certain financial institutions to avoid fees associated with the lines.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $355.5 million and $255.5 million at March 31, 2018 and December 31, 2017, respectively. Advances from the FHLBB are collateralized by first residential and commercial mortgages and home equity lines of credit with an estimated eligible collateral value of $1.6 billion at March 31, 2018 and December 31, 2017. The Company had available borrowings of $604.2 million and $706.9 million at March 31, 2018 and December 31, 2017, respectively, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $96.5 million and $79.5 million at March 31, 2018 and December 31, 2017, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $69.1 million and $72.2 million on an overnight basis at March 31, 2018 and December 31, 2017, respectively, and was undrawn as of March 31, 2018 and December 31, 2017. The funding arrangement was collateralized by $134.1 million and $139.2 million in pledged commercial real estate loans as of March 31, 2018 and December 31, 2017, respectively.

The Bank had a Master Repurchase Agreement borrowing facility with a broker which matured in March 2018. Borrowings under the Master Repurchase Agreement were secured by the Company’s investments in certain securities and cash with a fair value of $11.2 million at December 31, 2017. Outstanding borrowings totaled $10.5 million at December 31, 2017.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $16.9 million and $34.5 million at March 31, 2018 and December 31, 2017, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $39.0 million and $39.6 million as of March 31, 2018 and December 31, 2017, respectively.

9.	Pension and Other Postretirement Benefit Plans

Effective January 1, 2018, the Company retrospectively adopted ASU 2017-07 (see Note 1). As a result, the Company classifies only the service cost component of net periodic pension and benefit costs within “Salaries and employee benefits” and all other components of net periodic pension and benefit costs within “Other operating expenses” in the Consolidated Statements of Income.

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
(Dollars in thousands)
Service cost	$-	$-	$16	$14
Interest cost	234	250	23	25
Expected return on plan assets	(336)	(295)	-	-
Amortization:
Loss	163	176	-	-
Prior service cost	-	-	(12)	(13)
Recognized net gain	-	-	(2)	(2)
Net periodic benefit cost	$61	$131	$25	$24

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At March 31, 2018, the loan had an outstanding balance of $10.0 million and an interest rate of 5.50%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $614,000 and $548,000 for the three months ended March 31, 2018 and 2017, respectively.

Shares held by the ESOP include the following as of March 31, 2018:

Allocated	667,527
Committed to be released	23,514
Unallocated	739,375
1,430,416

The fair value of unallocated ESOP shares was $18.9 million at March 31, 2018.

10.	Stock Incentive Plans

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the Consolidated Statements of Income. For the three months ended March 31, 2018 and 2017, the Company recorded $234,000 and $111,000 of share-based compensation expense, respectively, comprised of $31,000 and $20,000 of stock option expense, respectively and $203,000 and $91,000 of restricted stock expense, respectively. Expected future compensation expense relating to the 82,302 non-vested options outstanding at March 31, 2018 is $336,000 over the remaining weighted-average period of 2.52 years. Expected future compensation expense relating to the 54,274 non-vested restricted stock outstanding at March 31, 2018 is $1.2 million over the remaining weighted-average period of 2.49 years.

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

Weighted-average assumptions for the three months ended March 31, 2018 and 2017:

	2018	2017
Weighted per share average fair value of options granted	$4.81	$5.09
Weighted-average assumptions:
Risk-free interest rate	2.69%	2.05%
Expected volatility	22.11%	22.08%
Expected dividend yield	2.49%	1.94%
Weighted-average dividend yield	2.44% - 2.53%	1.89% - 2.00%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the three months ended March 31, 2018.

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,437,426	$13.36
Granted	38,600	25.05
Exercised	(26,462)	13.02
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2018	1,449,564	$13.68	4.80	$17,298

Exercisable at March 31, 2018	1,367,262	$13.10	4.54	$17,091

The total intrinsic value of options exercised during the three months ended March 31, 2018 was $369,000.

The following is a summary of the status of the Company’s restricted stock for the three months ended March 31, 2018.

	Restricted Stock Awards		Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	-	$-	14,012	$24.48	14,686	$21.60
Granted	2,646	26.50	14,701	25.05	15,210	22.25
Vested	(2,646)	26.50	(4,335)	24.27	-	-
Forfeited	-	-	-	-	-	-
Unvested at March 31, 2018	-	$-	24,378	$24.86	29,896	$21.93

Restricted stock awards: On a semi-annual basis, stock awards are granted to the Bank’s directors as share-based compensation and vest upon grant date. The Company recognizes compensation expense for the fair value of these awards using the Company's common stock closing price at the date of grant.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent bank; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of March 31, 2018, based on its current position the correspondent bank has paid $8.9 million into a collateral account to collateralize its position. The Company and correspondent bank have an agreement to secure any outstanding payable in excess of $100,000.

Credit-risk-related Contingent Features

The Company’s agreements with its derivative counterparties contain the following provisions:

•	if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations;

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

The Company is in compliance with the above provisions as of March 31, 2018.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

		March 31, 2018		December 31, 2017
(Dollars in thousands)	Consolidated Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Commercial loan customer interest rate swap position	Other Assets	$134,891	$2,043	$197,086	$4,927

Counterparty interest rate swap position	Other Assets	312,877	10,629	214,642	5,356

Commercial loan customer interest rate swap position	Other Liabilities	312,877	(10,614)	214,642	(5,318)

Counterparty interest rate swap position	Other Liabilities	134,891	(2,068)	197,086	(5,013)

Risk Participation Agreements

The Company also enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Company has assumed credit risk, it is not a direct counterparty to the derivative contract with the borrower and have entered into the risk participation agreement because it is a party to the related loan agreement with the borrower. In those instances in which the Company has sold credit risk, it is the sole counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because other banks participate in the related loan agreement. The Company manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on the Company’s normal credit review process. The fair value of the risk participation agreements in an asset and liability position was $-0- and ($13,000) and $1,000 and ($23,000) at March 31, 2018 and December 31, 2017, respectively and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2018, the notional amount of outstanding rate locks totaled approximately $22.5 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $19.6 million, which included mandatory forward commitments totaling approximately $11.4 million at March 31, 2018. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Offsetting of Financial Assets and Liabilities

The following tables present the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of March 31, 2018 and December 31, 2017, disaggregated by the class of collateral pledged.

	March 31, 2018				December 31, 2017
	Remaining Contractual Maturity of the Agreements				Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S. Government agency obligations	$-	$-	$-	$-	$-	$6,000	$-	$6,000
Government sponsored residential mortgage-backed securities	-	-	-	-	-	4,500	-	4,500
Total repurchase agreement borrowings	-	-	-	-	-	10,500	-	10,500
Repurchase liabilities
U.S. Government agency obligations	16,851	-	-	16,851	34,496	-	-	34,496
Total repurchase liabilities	16,851	-	-	16,851	34,496	-	-	34,496
Total	$16,851	$-	$-	$16,851	$34,496	$10,500	$-	$44,996

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

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at March 31, 2018 and December 31, 2017:

	March 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$12,672	$-	$12,672	$-	$-	$-	$12,672
Total	$12,672	$-	$12,672	$-	$-	$-	$12,672

	March 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$12,682	$-	$12,682	$-	$-	$-	$12,682
Total	$12,682	$-	$12,682	$-	$-	$-	$12,682

	December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,283	$-	$10,283	$-	$-	$-	$10,283
Total	$10,283	$-	$10,283	$-	$-	$-	$10,283

	December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
Interest rate swap derivatives	$10,331	$-	$10,331	$-	$-	$-	$10,331
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$20,831	$-	$20,831	$-	$10,500	$-	$10,331

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

	March 31,	December 31,
	2018	2017
(Dollars in thousands)
Approved loan commitments	$85,934	$39,974
Unadvanced portion of construction loans	57,547	50,014
Unused lines for home equity loans	206,148	205,350
Unused revolving lines of credit	321	336
Unused commercial letters of credit	3,498	3,940
Unused commercial lines of credit	244,589	219,597
	$598,037	$519,211

Financial instruments with off-balance sheet risk had a valuation allowance of $85,000 and $2,000 as of March 31, 2018 and December 31, 2017, respectively.

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

The Company had off-balance sheet risk related to its risk participation agreements totaling $241,000 and $998,000 at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the three months ended March 31, 2018 and 2017.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Debt securities available-for-sale: Debt securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations. Level 2 securities include U.S. treasury obligations, U.S. government agency obligations and government-sponsored residential mortgage-backed securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at March 31, 2018 and December 31, 2017.

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

Equity securities: Equity securities are recorded at fair value on a recurring basis. Level 1 equity securities include preferred equity securities and marketable equity securities. Level 2 equity securities include mutual funds.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a loss of $18,000 and $44,000 for the three months ended March 31, 2018 and 2017, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the financial instruments carried at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Debt securities available-for-sale:
U.S. Treasury obligations	$11,815	$-	$11,815	$-
U.S. Government agency obligations	58,481	-	58,481	-
Government sponsored residential mortgage-backed securities	18,811	-	18,811	-
Equity securities	6,838	2,005	4,833	-
Interest rate swap derivative	12,672	-	12,672	-
Derivative loan commitments	148	-	-	148
Total	$108,765	$2,005	$106,612	$148

Liabilities
Interest rate swap derivative	$12,682	$-	$12,682	$-
Risk participation agreements	13	-	13	-
Forward loan sales commitments	96	-	-	96
Total	$12,791	$-	$12,695	$96

	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Debt securities available-for-sale:
U.S. Treasury obligations	$11,909	$-	$11,909	$-
U.S. Government agency obligations	65,656	-	65,656	-
Government sponsored residential mortgage-backed securities	2,793	-	2,793	-
Equity securities	6,893	1,994	4,899	-
Interest rate swap derivative	10,283	-	10,283	-
Risk participation agreements	1	-	1	-
Derivative loan commitments	126	-	-	126
Total	$97,661	$1,994	$95,541	$126

Liabilities
Interest rate swap derivative	$10,331	$-	$10,331	$-
Risk participation agreements	23	-	23	-
Forward loan sales commitments	56	-	-	56
Total	$10,410	$-	$10,354	$56

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended March 31,
	2018	2017
(Dollars in thousands)
Balance, at beginning of period	$70	$183
Total realized (loss) gain: Included in earnings	(18)	(44)
Balance, at the end of period	$52	$139

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$52	Adjusted quoted prices in active markets	Embedded servicing value	1.32%

December 31, 2017
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input
Derivative and forward loan sales commitments, net	$70	Adjusted quoted prices in active markets	Embedded servicing value	1.33%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2018			December 31, 2017
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$-	$-	$1,199	$-	$-	$2,645
Other real estate owned	-	-	2,164	-	-	-

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis:

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

Impaired Loans: Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria. As appraisals on impaired loans are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of March 31, 2018 and December 31, 2017.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. An appraisal on foreclosed real estate is not necessarily completed on the period end dates in the table above, the fair value information presented may not reflect the actual fair value as of March 31, 2018.

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$1,199	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%
Other real estate owned	$2,164	Appraisals	Discount for costs to sell	8% - 15%	11.50%
			Discount for condition	10% - 30%	20.00%

December 31, 2017
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$2,645	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

			March 31, 2018		December 31, 2017
	GAAP			Estimated		Estimated
	Measurement	Fair Value	Carrying	Fair	Carrying	Fair
	Category	Hierarchy Level	Amount	Value	Amount	Value
(Dollars in thousands)
Financial assets
Debt securities held-to-maturity	Amortized Cost	Level 2	$80,977	$79,380	$74,985	$74,554
Debt securities available-for-sale	Fair Value	See previous table	89,107	89,107	80,358	80,358
Equity securities	Fair Value	See previous table	6,838	6,838	6,893	6,893
Loans (1)	Amortized Cost	Level 3	2,816,807	2,690,031	2,748,081	2,699,794
Loans held-for-sale	Lower of Cost or Market	Level 2	5,980	5,995	5,295	5,375
Mortgage servicing rights	Lower of Cost or Market	Level 3	5,406	7,636	5,399	7,274
Federal Home Loan Bank of Boston stock	Amortized Cost	Level 2	17,665	17,665	15,537	15,537
Alternative investments	Amortized Cost	Level 3	2,083	1,898	2,112	1,939
Interest rate swap derivatives	Fair Value	Level 2	12,672	12,672	10,283	10,283
Risk participation agreements	Fair Value	Level 2	-	-	1	1
Derivative loan commitments	Fair Value	Level 3	148	148	126	126

Financial liabilities
Deposits other than time deposits	Amortized Cost	Level 1	1,898,683	1,898,683	1,893,240	1,893,240
Time deposits	Amortized Cost	Level 2	544,674	548,641	540,860	544,968
Federal Home Loan Bank of Boston advances	Amortized Cost	Level 2	355,457	353,142	255,458	254,228
Repurchase agreement borrowings	Amortized Cost	Level 2	-	-	10,500	10,394
Repurchase liabilities	Amortized Cost	Level 2	16,851	16,838	34,496	34,475
Interest rate swap derivatives	Fair Value	Level 2	12,682	12,682	10,331	10,331
Risk participation agreements	Fair Value	Level 2	13	13	23	23
Forward loan sales commitments	Fair Value	Level 3	96	96	56	56

(1)	Per ASU 2016-01 which became effective January 1, 2018, the fair value of loans was determined using an exit price methodology in the current period. Prior period loans fair value was estimated based on an entrance price methodology therefore the fair value adjustments between periods are not comparable.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

16.	Regulatory Matters

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

Management believes, as of March 31, 2018 and December 31, 2017 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2018. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At March 31, 2018
Total Capital (to Risk Weighted Assets)	$280,093	11.30%	$198,266	8.00%	$247,833	10.00%
Tier I Capital (to Risk Weighted Assets)	257,388	10.39	148,699	6.00	198,265	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	257,388	10.39	111,524	4.50	161,091	6.50
Tier I Leverage Capital (to Average Assets)	257,388	8.31	123,941	4.00	154,926	5.00

At December 31, 2017
Total Capital (to Risk Weighted Assets)	$272,227	11.20%	$194,415	8.00%	$243,019	10.00%
Tier I Capital (to Risk Weighted Assets)	249,777	10.28	145,811	6.00	194,415	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	249,777	10.28	109,358	4.50	157,962	6.50
Tier I Leverage Capital (to Average Assets)	249,777	8.28	120,598	4.00	150,748	5.00
First Connecticut Bancorp, Inc.:
At March 31, 2018
Total Capital (to Risk Weighted Assets)	$306,964	12.38%	$198,329	8.00%	$247,911	10.00%
Tier I Capital (to Risk Weighted Assets)	284,259	11.47	148,748	6.00	198,330	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	284,259	11.47	111,561	4.50	161,143	6.50
Tier I Leverage Capital (to Average Assets)	284,259	9.17	123,963	4.00	154,953	5.00

At December 31, 2017
Total Capital (to Risk Weighted Assets)	$300,876	12.38%	$194,485	8.00%	$243,107	10.00%
Tier I Capital (to Risk Weighted Assets)	278,426	11.45	145,864	6.00	194,486	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	278,426	11.45	109,398	4.50	158,020	6.50
Tier I Leverage Capital (to Average Assets)	278,426	9.23	120,606	4.00	150,758	5.00

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

17.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive loss, net of tax by component:

	For the Three Months Ended March 31, 2018
	Debt Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2017	$(368)	$(5,861)	$(6,229)
Other comprehensive loss during the period	(326)	-	(326)
Amount reclassified from accumulated other comprehensive loss, net of tax	-	117	117
Net change	(326)	117	(209)
Balance at March 31, 2018	$(694)	$(5,744)	$(6,438)

	For the Three Months Ended March 31, 2017
	Investment Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Balance at December 31, 2016	$(263)	$(6,427)	$(6,690)
Other comprehensive income during the period	89	-	89
Amount reclassified from accumulated other comprehensive loss, net of tax	-	105	105
Net change	89	105	194
Balance at March 31, 2017	$(174)	$(6,322)	$(6,496)

The following tables present a reconciliation of the changes in components of other comprehensive (loss) income for the periods indicated, including the amount of income tax expense allocated to each component of other comprehensive (loss) income:

	For the Three Months Ended March 31, 2018
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized losses on available-for-sale debt securities	$(415)	$89	$(326)
Less: net debt security gains reclassified into other noninterest income	-	-	-
Net change in fair value of debt securities available-for-sale	(415)	89	(326)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	149	(32)	117
Total other comprehensive loss	$(266)	$57	$(209)

	For the Three Months Ended March 31, 2017
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
(Dollars in thousands)
Unrealized gains on available-for-sale securities	$137	$(48)	$89
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	137	(48)	89
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	163	(58)	105
Total other comprehensive income	$300	$(106)	$194

(1)	Amounts are included in other operating expenses in the unaudited Consolidated Statements of Income.

First Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

18.	Legal Actions

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

General

First Connecticut Bancorp, Inc. is a Maryland-chartered stock holding company that wholly owns Farmington Bank. Farmington Bank is a full-service, community bank with 25 branch locations throughout central Connecticut and western Massachusetts, offering commercial and residential lending as well as wealth management services. Established in 1851, Farmington Bank is a diversified consumer and commercial bank with an ongoing commitment to contribute to the betterment of the communities in our region.

Our business strategy is to operate as a well-capitalized and profitable community bank for businesses, individuals and local governments, with an ongoing commitment to provide quality customer service.

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of March 31, 2018 our total risk-based capital ratio was 12.38%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We opened a de novo branch in Manchester, Connecticut during the first quarter of 2018 and continue to evaluate future growth through de novo branching.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

Critical Accounting Policies

The accounting policies followed by us conform with the accounting principles generally accepted in the United States of America. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, other-than-temporary impairment of securities, relate to allowance for loan losses, income taxes and pension and other post-retirement benefits. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

Gains and losses on sales of debt securities are recognized at the time of sale on a specific identification basis. Debt securities are classified as either available-for-sale or held-to-maturity. Management determines the appropriate classifications of debt securities at the time of purchase. Held-to-maturity debt securities are securities for which we have the ability and intent to hold until maturity. All other debt securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale debt securities are recorded at fair value.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2018.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at March 31, 2018 and December 31, 2017.

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

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At March 31, 2018 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through 2017. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of March 31, 2018, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. At March 31, 2018, our net deferred tax asset was $7.8 million.

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets increased $82.6 million or 3% at March 31, 2018 to $3.1 billion compared to December 31, 2017, reflecting a $68.6 million increase in net loans.

Our investment portfolio totaled $170.1 million or 5.4% of total assets and $155.3 million or 5.1% of total assets at March 31, 2018 and December 31, 2017, respectively. Available-for-sale debt securities totaled $89.1 million at March 31, 2018 compared to $80.4 million at December 31, 2017. Debt securities held-to-maturity totaled $81.0 million and $75.0 million at March 31, 2018 and December 31, 2017, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $68.6 million or 2.5% at March 31, 2018 to $2.8 billion compared to December 31, 2017 primarily driven by a $69.8 million increase in residential real estate loans. The allowance for loan losses increased $172,000 or 0.8% to $22.6 million at March 31, 2018 from $22.4 million at December 31, 2017. At March 31, 2018, the allowance for loan losses represented 0.80% of total loans and 175.73% of non-performing loans, compared to 0.82% of total loans and 142.15% of non-performing loans as of December 31, 2017.

Total liabilities increased $78.2 million to $2.9 billion at March 31, 2018 compared to $2.8 billion at December 31, 2017. Deposits increased $9.3 million to $2.4 billion at March 31, 2018 as we continue to develop and grow relationships in the geographical areas we serve. We had municipal deposit balances totaling $424.6 million and $437.1 million at March 31, 2018 and December 31, 2017, respectively. Federal Home Loan Bank of Boston advances increased $100.0 million to $355.5 million at March 31, 2018 from $255.5 million at December 31, 2017 to fund our organic loan and securities growth.

Stockholders’ equity increased $4.4 million to $276.9 million compared to March 31, 2018 primarily due to $6.0 million in net income offset by dividends paid. The Company paid cash dividends totaling $2.6 million or $0.16 per share during the three months ended March 31, 2018.

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

	For The Three Months Ended March 31,
	2018			2017
	Average Balance	Interest and Dividends (1)	Yield/ Cost	Average Balance	Interest and Dividends (1)	Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Loans	$2,772,063	$25,692	3.76%	$2,576,295	$23,101	3.64%
Securities	175,912	851	1.96%	142,929	529	1.50%
Federal Home Loan Bank of Boston stock	14,986	187	5.06%	16,165	151	3.79%
Federal funds and other earning assets	2,140	33	6.25%	6,351	27	1.72%
Total interest-earning assets	2,965,101	26,763	3.66%	2,741,740	23,808	3.52%
Noninterest-earning assets	126,282			118,104
Total assets	$3,091,383			$2,859,844

Interest-bearing liabilities:
NOW accounts	$664,211	$1,145	0.70%	$602,631	$528	0.36%
Money market	568,362	1,317	0.94%	529,409	970	0.74%
Savings accounts	234,660	63	0.11%	231,465	61	0.11%
Time deposits	538,189	1,814	1.37%	466,852	1,352	1.17%
Total interest-bearing deposits	2,005,422	4,339	0.88%	1,830,357	2,911	0.64%
Federal Home Loan Bank of Boston advances	261,580	1,119	1.73%	245,591	949	1.57%
Repurchase agreement borrowings	8,467	74	3.54%	10,500	95	3.67%
Repurchase liabilities	32,104	9	0.11%	24,984	7	0.11%
Total interest-bearing liabilities	2,307,573	5,541	0.97%	2,111,432	3,962	0.76%
Noninterest-bearing deposits	451,067			433,058
Other noninterest-bearing liabilities	55,634			49,886
Total liabilities	2,814,274			2,594,376
Stockholders' equity	277,109			265,468
Total liabilities and stockholders' equity	$3,091,383			$2,859,844

Tax-equivalent net interest income		$21,222			$19,846
Less: tax-equivalent adjustment		(300)			(596)
Net interest income		$20,922			$19,250

Net interest rate spread (2)			2.69%			2.76%
Net interest-earning assets (3)	$657,528			$630,308
Net interest margin (4)			2.90%			2.94%
Average interest-earning assets to average interest-bearing liabilities		128.49%			129.85%

(1)	On a fully-tax equivalent basis calculated using a federal income tax rate of 21% for three months ended March 31, 2018 and 35% for the three months ended March 31, 2017.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2018 vs. 2017
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$1,796	$795	$2,591
Investment securities	138	184	322
Federal Home Loan Bank of Boston stock	(12)	48	36
Federal funds and other earning assets	(27)	33	6
Total interest-earning assets	1,895	1,060	2,955

Interest-bearing liabilities:
NOW accounts	59	558	617
Money market	75	272	347
Savings accounts	1	1	2
Time deposits	223	239	462
Total interest-bearing deposits	358	1,070	1,428
Federal Home Loan Bank of Boston advances	64	106	170
Repurchase agreement borrowing	(18)	(3)	(21)
Repurchase liabilities	2	-	2
Total interest-bearing liabilities	406	1,173	1,579
Increase in net interest income	$1,489	$(113)	$1,376

Summary of Operating Results for the Three Months Ended March 31, 2018 and 2017

The following discussion provides a summary and comparison of our operating results for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
(Dollars in thousands)
Net interest income	$20,922	$19,250	$1,672	8.7%
Provision for loan losses	465	325	140	43.1
Noninterest income	3,145	3,165	(20)	(0.6)
Noninterest expense	16,239	15,152	1,087	7.2
Income before taxes	7,363	6,938	425	6.1
Income tax expense	1,352	1,845	(493)	(26.7)
Net income	$6,011	$5,093	$918	18.0%

For the three months ended March 31, 2018, net income increased $918,000 compared to the three months ended March 31, 2017. The increase in net income was driven by a $1.7 million increase in net interest income and a lower income tax expense offset by a $1.1 million increase in noninterest expense.

Comparison of Operating Results for the three months ended March 31, 2018 and 2017

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $20.9 million and $19.3 million for the three months ended March 31, 2018 and 2017, respectively. Net interest income increased $1.7 million primarily due to a $195.8 million increase in the average loan balance and a 12 basis point increase in the loan yield to 3.76% offset by a $1.6 million increase in interest expense. The yield on average interest-earning assets increased 14 basis points to 3.66% for the first quarter of 2018 from 3.52% for the prior year quarter. The increase was primarily due to a 12 basis point increase in the loans receivable yield and increases in the investment yields. The cost of average interest-bearing liabilities increased 21 basis point to 0.97% for the first quarter of 2018 compared to the prior year quarter. Net interest margin was 2.90% in the first quarter of 2018 compared to 2.94% in the prior year quarter. The Tax Act negatively affected the net interest margin by 4 basis points on a tax-equivalent basis in the first quarter of 2018.

Interest expense increased $1.6 million for the first quarter of 2017 to $5.5 million compared to the prior year quarter. The cost of average interest-bearing liabilities increased 21 basis point to 0.97% for the first quarter of 2018 compared to the prior year quarter. Average balances of noninterest-bearing deposits grew at a rate of 4.2%, while total average interest-bearing deposits grew at a rate of 9.6% for the first quarter in 2018 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $465,000 and $325,000 for the three months ended March 31, 2018 and 2017, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs in the first quarter of 2018 were $293,000 or 0.04% to average loans (annualized) compared to $505,000 or 0.08% to average loans (annualized) in the prior year quarter.

At March 31, 2018, the allowance for loan losses totaled $22.6 million or 0.80% of total loans and 175.73% of non-performing loans, compared to $22.4 million or 0.82% of total loans and 142.15% of non-performing loans as of December 31, 2017.

Noninterest Income: The following table summarizes noninterest income for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
(Dollars in thousands)
Fees for customer services	$1,657	$1,506	$151	10.0%
Net gain on loans sold	288	416	(128)	(30.8)
Brokerage and insurance fee income	58	50	8	16.0
Bank owned life insurance income	341	319	22	6.9
Other	801	874	(73)	(8.4)
Total noninterest income	$3,145	$3,165	$(20)	(0.6)%

Total noninterest income was $3.1 million in the first quarter of 2018 compared to $3.2 million in the prior year quarter. Net gain on loans sold decreased to $288,000 from $416,000 primarily due to a decrease in volume of loans sold. Other noninterest income includes swap fees totaling $624,000 compared to $711,000 in the prior year quarter.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
(Dollars in thousands)
Salaries and employee benefits	$9,772	$9,140	$632	6.9%
Occupancy expense	1,329	1,313	16	1.2
Furniture and equipment expense	948	984	(36)	(3.7)
FDIC assessment	424	428	(4)	(0.9)
Marketing	605	567	38	6.7
Other operating expenses	3,161	2,720	441	16.2
Total noninterest expense	$16,239	$15,152	$1,087	7.2%

Noninterest expense increased $1.1 million to $16.2 million in the first quarter of 2018 compared to the prior year quarter primarily due to a $632,000 increase in salaries and employee benefits expense and a $441,000 increase in other operating expenses. Salaries and employee benefits increased $632,000 to $9.8 million primarily due to general salary increases which became effective in March 2017 and a $123,000 increase in share based compensation expense related to the 2016 Stock Incentive Plan. Other operating expenses increased $441,000 to $3.2 million primarily due to increases of $232,000 in 3rd party services.

Income tax expense was $1.4 million in the first quarter of 2018 compared to $1.8 million in the prior year quarter. As a result of the Tax Act, the Company’s federal tax rate was lowered from 35% to 21% for the first quarter of 2018.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2018, $26.5 million of our assets were invested in cash and cash equivalents compared to $35.4 million at December 31, 2017. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of debt securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the three months ended March 31, 2018 and 2017, loan originations and purchases, net of collected principal and loan sales, totaled $70.4 million and $59.4 million, respectively.  Cash received from the calls and maturities of available-for-sale debt securities totaled $28.3 million and $13.2 million for the three months ended March 31, 2018 and 2017, respectively. We purchased $37.5 million and $15.0 million of available-for-sale debt securities during the three months ended March 31, 2018 and 2017, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At March 31, 2018, we had $355.5 million in advances from the FHLBB and an additional available borrowing limit of $604.2 million, compared to $255.5 million in advances from the FHLBB and an additional available borrowing limit of $706.9 million at December 31, 2017, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $96.5 million and $79.5 million at March 31, 2018 and December 31, 2017, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $784.4 million and $763.8 million at March 31, 2018 and December 31, 2017, respectively. Other sources of funds include access to pre-approved unsecured lines of credit with financial institutions for $58.5 million and our $8.8 million secured line of credit with the FHLBB which were all undrawn at March 31, 2018. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $69.1 million on an overnight basis as of March 31, 2018. The funding arrangement was collateralized by $134.1 million in pledged commercial real estate loans as of March 31, 2018.

We had outstanding commitments to originate loans of $85.9 million and $40.0 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $512.1 million and $479.2 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, time deposits scheduled to mature in less than one year totaled $332.1 million and $380.6 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $58.5 million unsecured lines of credit with financial institutions, our $8.8 million secured line of credit with the FHLBB or our $69.1 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on a static balance sheet run for each of the scenarios and the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At March 31, 2018	At December 31, 2017
100 basis point decrease	(6.1)%	(7.1)%
100 basis point increase	(2.3)%	0.3%
200 basis point increase	(4.5)%	(0.5)%
300 basis point increase	(6.0)%	(1.4)%
400 basis point increase	(8.4)%	(1.4)%

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

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 9, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending March 31, 2018, the Company did not make any repurchases of common stock.

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

FIRST CONNECTICUT BANCORP, INC.

Date: May 8, 2018	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: May 8, 2018	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

