Form 10-Q
period 2018-06-30
First Connecticut Bancorp, Inc.
filed 2018-08-07
CIK 1511198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of July 23, 2018, there were 16,036,214 shares of First Connecticut Bancorp, Inc. common stock, par value $0.01, outstanding.

First Connecticut Bancorp, Inc.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

First Connecticut Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2018	2017

Assets
Cash and due from banks	$36,028	$33,320
Interest bearing deposits with other institutions	940	2,030
Total cash, cash equivalents and restricted cash	36,968	35,350
Debt securities held-to-maturity, at amortized cost	86,981	74,985
Debt securities available-for-sale, at fair value	98,010	80,358
Loans held for sale	5,331	5,295
Loans (1)	2,923,386	2,748,081
Allowance for loan losses	(22,672)	(22,448)
Loans, net	2,900,714	2,725,633
Premises and equipment, net	16,965	16,845
Federal Home Loan Bank of Boston stock, at cost	22,195	15,537
Accrued income receivable	9,913	8,979
Bank-owned life insurance	58,193	57,511
Deferred income taxes, net	7,724	7,662
Prepaid expenses and other assets	32,844	26,895
Total assets	$3,275,838	$3,055,050

Liabilities and Stockholders' Equity
Deposits
Interest-bearing	$1,965,487	$1,960,672
Noninterest-bearing	478,319	473,428
	2,443,806	2,434,100
Federal Home Loan Bank of Boston advances	457,457	255,458
Repurchase agreement borrowings	-	10,500
Repurchase liabilities	40,374	34,496
Accrued expenses and other liabilities	52,337	48,037
Total liabilities	2,993,974	2,782,591

Commitments and contingencies (Note 18)	-	-

Stockholders' Equity

Common stock, $0.01 par value, 30,000,000 shares authorized; 17,946,190 shares issued and 16,012,664 shares outstanding at June 30, 2018 and 17,947,647 shares issued and 15,952,946 shares outstanding at December 31, 2017	181	181
Additional paid-in-capital	186,776	185,779
Unallocated common stock held by ESOP	(9,043)	(9,539)
Treasury stock, at cost (1,933,526 shares at June 30, 2018 and 1,994,701 shares at December 31, 2017)	(28,802)	(29,620)
Retained earnings	140,228	131,887
Accumulated other comprehensive loss	(7,476)	(6,229)
Total stockholders' equity	281,864	272,459
Total liabilities and stockholders' equity	$3,275,838	$3,055,050

(1)	Loans include net deferred loan costs of $5.9 million and $5.1 million at June 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017

Interest income
Interest and fees on loans
Mortgage	$21,560	$18,056	$41,487	$35,614
Other	5,672	5,209	11,137	10,156
Interest and dividends on investments
United States Government and agency obligations	954	598	1,751	1,072
Other bonds	-	7	-	14
Corporate stocks	258	216	499	415
Other interest income	27	30	60	57
Total interest income	28,471	24,116	54,934	47,328

Interest expense
Deposits	4,702	3,026	9,041	5,937
Federal Home Loan Bank of Boston advances	1,771	1,164	2,890	2,113
Repurchase agreement borrowings	-	96	74	191
Repurchase liabilities	7	7	16	14
Total interest expense	6,480	4,293	12,021	8,255
Net interest income	21,991	19,823	42,913	39,073
Provision for loan losses	69	710	534	1,035
Net interest income after provision for loan losses	21,922	19,113	42,379	38,038
Noninterest income
Fees for customer services	1,718	1,572	3,375	3,078
Net gain on loans sold	341	711	629	1,127
Brokerage and insurance fee income	63	55	121	105
Bank owned life insurance income	341	598	682	917
Other	799	940	1,600	1,814
Total noninterest income	3,262	3,876	6,407	7,041
Noninterest expense
Salaries and employee benefits	9,704	9,848	19,476	18,986
Occupancy expense	1,315	1,187	2,644	2,500
Furniture and equipment expense	947	985	1,895	1,969
FDIC assessment	422	410	846	838
Marketing	767	708	1,372	1,275
Other operating expenses	3,864	2,740	7,025	5,462
Total noninterest expense	17,019	15,878	33,258	31,030
Income before income taxes	8,165	7,111	15,528	14,049
Income tax expense	1,435	2,109	2,787	3,954
Net income	$6,730	$5,002	$12,741	$10,095

Net earnings per share (See Note 3):
Basic	$0.44	$0.33	$0.83	$0.67
Diluted	0.42	0.32	0.80	0.64
Dividends per share	0.17	0.12	0.33	0.23

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Net income	$6,730	$5,002	$12,741	$10,095
Other comprehensive (loss) income, before tax
Unrealized losses on debt securities:
Unrealized holding (losses) gains arising during the period (1)	(271)	41	(686)	178
Less: reclassification adjustment for gains included in net income	-	-	-	-
Net change in unrealized (losses) gains	(271)	41	(686)	178
Change related to pension and other postretirement benefit plans	149	162	298	325
Other comprehensive (loss) income, before tax	(122)	203	(388)	503
Income tax (benefit) expense	(44)	72	(101)	178
Other comprehensive (loss) income, net of tax	(78)	131	(287)	325
Comprehensive income	$6,652	$5,133	$12,454	$10,420

(1)	The Company adopted ASU 2016-01 effective January 1, 2018 which requires equity securities to be measured at fair value with changes in fair value recoginized in net income. The prior period includes changes in the fair value of equity securities recognized in other comprehensive income.

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Shares		Paid in	Shares Held	Treasury	Retained	Comprehensive	Stockholders'
(Dollars in thousands, except share data)	Outstanding	Amount	Capital	by ESOP	Stock	Earnings	Loss	Equity

Balance at December 31, 2016	15,897,698	$181	$184,111	$(10,567)	$(30,400)	$123,541	$(6,690)	$260,176
ESOP shares released and committed to be released	-	-	639	514	-	-	-	1,153
Cash dividend paid ($0.23 per common share)	-	-	-	-	-	(3,664)	-	(3,664)
Stock options exercised	41,850	-	(21)	-	588	-	-	567
Share based compensation expense	3,066	-	142	-	42	-	-	184
Net income	-	-	-	-	-	10,095	-	10,095
Other comprehensive income	-	-	-	-	-	-	325	325
Balance at June 30, 2017	15,942,614	$181	$184,871	$(10,053)	$(29,770)	$129,972	$(6,365)	$268,836

Balance at December 31, 2017	15,952,946	$181	$185,779	$(9,539)	$(29,620)	$131,887	$(6,229)	$272,459
ESOP shares released and committed to be released	-	-	746	496	-	-	-	1,242
Cash dividend paid ($0.33 per common share)	-	-	-	-	-	(5,274)	-	(5,274)
Stock options exercised	54,194	-	(70)	-	780	-	-	710
Cancellation of shares for tax withholding	(1,457)	-	(38)	-	-	-	-	(38)
Share based compensation expense	6,981	-	359	-	38	-	-	397
Net income	-	-	-	-	-	12,741	-	12,741
Reclassification of disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 pursuant to ASU 2018-02	-	-	-	-	-	1,275	(1,275)	-
Reclassification of cumulative effect adjustment per ASU 2016-01	-	-	-	-	-	(401)	315	(86)
Other comprehensive loss	-	-	-	-	-	-	(287)	(287)
Balance at June 30, 2018	16,012,664	$181	$186,776	$(9,043)	$(28,802)	$140,228	$(7,476)	$281,864

The accompanying notes are an integral part of these consolidated financial statements.

First Connecticut Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
(Dollars in thousands)
Cash flows from operating activities
Net income	$12,741	$10,095
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	534	1,035
Provision for (reversal of) off-balance sheet commitments	58	(92)
Depreciation and amortization	927	1,020
Amortization of ESOP expense	1,242	1,153
Share based compensation expense	397	184
Amortization of mortgage servicing rights	464	451
Writedown on foreclosed real estate	451	-
Loans originated for sale	(55,181)	(52,634)
Proceeds from the sale of loans held for sale	55,774	54,494
(Gain) loss on fair value adjustment for mortgage banking derivatives	(3)	51
Impairment losses on alternative investments	-	10
Loss on fair value adjustment for equity securities	94	-
Net gain on loans sold	(629)	(1,127)
Net amortization (accretion) of investment security discounts and premiums	78	(23)
Change in net deferred loan fees and costs	(862)	(525)
Increase in accrued income receivable	(934)	(507)
Deferred income tax	(47)	647
Increase in cash surrender value of bank-owned life insurance	(682)	(645)
Increase in prepaid expenses and other assets	(4,755)	(4,200)
Increase (decrease) in accrued expenses and other liabilities	4,504	(3,287)
Net cash provided by operating activities	14,171	6,100
Cash flows from investing activities
Maturities, calls and principal payments of debt securities held-to-maturity	1,979	5,115
Maturities, calls and principal payments of debt securities available-for-sale	28,993	16,302
Purchases of debt securities held-to-maturity	(13,972)	(22,709)
Purchases of debt securities available-for-sale	(47,412)	(25,024)
Loan originations, net of principal repayments	(176,917)	(119,145)
Purchases of Federal Home Loan Bank of Boston stock, net	(6,658)	(3,205)
Purchase of bank-owned life insurance	-	(5,000)
Proceeds from bank-owned life insurance	-	569
Purchases of premises and equipment	(1,047)	(627)
Net cash used in investing activities	(215,034)	(153,724)
Cash flows from financing activities
Net proceeds from Federal Home Loan Bank of Boston advances	201,999	102,401
Decrease in repurchase agreement borrowings	(10,500)	-
Net (decrease) increase in demand deposits, NOW accounts, savings accounts and money market accounts	(28,965)	6,365
Net increase in time deposits	38,671	23,549
Net increase in repurchase liabilities	5,878	17,234
Stock options exercised	710	567
Cancellation of shares for tax withholding	(38)	-
Cash dividend paid	(5,274)	(3,664)
Net cash provided by financing activities	202,481	146,452
Net increase (decrease) in cash, cash equivalents and restricted cash	1,618	(1,172)
Cash, cash equivalents and restricted cash at beginning of period	35,350	47,723
Cash, cash equivalents and restricted cash at end of period	$36,968	$46,551

Supplemental disclosure of cash flow information
Loans transferred to other real estate owned	$2,164	$-

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

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its current outstanding common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company has 600,945 shares remaining available to be repurchased at June 30, 2018.

Merger

On June 19, 2018, the Company announced its entry into a definitive Agreement and Plan of Merger with People’s United Financial, Inc. ("People's United"), pursuant to which the Company will merge with and into People's United. Completion of the transaction is subject to customary closing conditions, including receipt of regulatory approvals and the approval of the Company’s shareholders.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2018.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at June 30, 2018 and December 31, 2017.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Foreclosed Real Estate

Real estate acquired through foreclosure comprises properties acquired in partial or total satisfaction of problem loans. The properties are acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, the properties are initially recorded at the fair value at the date of foreclosure less estimated selling costs. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent loss provisions are charged to the foreclosed real estate valuation allowance and expenses incurred to maintain the properties are charged to noninterest expense. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. In the Consolidated Statements of Financial Condition, total prepaid expenses and other assets include foreclosed real estate of $1.7 million and $-0- as of June 30, 2018 and December 31, 2017, with no specific valuation allowance. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.7 million at June 30, 2018.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU No. 2016-01 effective January 1, 2018 utilizing the modified retrospective approach which resulted in a $401,000 cumulative effect adjustment to opening retained earnings related to unrealized losses on equity securities previously recorded in accumulated other comprehensive loss.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The guidance is effective for public business entities for annual years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-07 effective January 1, 2018 and it did not have a material impact on its accounting and disclosures. The Company elected to apply the practical expedient and use the amounts disclosed in Note 9 to the consolidated financial statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 as the estimation basis for applying the retrospective presentation requirements of the standard.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2017	Impact of Adoption of ASU	Three Months Ended June 30, 2017
(Dollars in thousands)	As previously reported	2017-07	As reported

Noninterest expense
Salaries and employee benefits	$10,036	$(188)	$9,848
Other operating expenses	2,552	188	2,740

	Six Months Ended June 30, 2017	Impact of Adoption of ASU	Six Months Ended June 30, 2017
(Dollars in thousands)	As previously reported	2017-07	As reported

Noninterest expense
Salaries and employee benefits	$19,363	$(377)	$18,986
Other operating expenses	5,085	377	5,462

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

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank, offset by the Company’s average vault cash. The Company also is required to maintain cash balances to collateralize the Company’s position with certain third parties. The Company had cash and liquid assets of approximately $9.0 million and $9.2 million to meet these requirements at June 30, 2018 and December 31, 2017, respectively. The Company classifies restrictions on cash within “Cash, Cash Equivalents and Restricted Cash” in the Consolidated Statements of Financial Condition.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

3.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data):	2018	2017	2018	2017

Net income	$6,730	$5,002	$12,741	$10,095
Less: Dividends to participating shares	(9)	(3)	(18)	(6)
Income allocated to participating shares	(14)	(6)	(22)	(8)
Net income allocated to common stockholders	$6,707	$4,993	$12,701	$10,081

Weighted-average shares issued	18,000,464	17,975,345	17,992,650	17,967,541

Less: Average unallocated ESOP shares	(731,459)	(826,559)	(742,937)	(838,298)
Average treasury stock	(1,954,096)	(2,013,898)	(1,965,705)	(2,021,628)
Average unvested restricted stock	(54,274)	(27,698)	(46,014)	(19,894)
Weighted-average basic shares outstanding	15,260,635	15,107,190	15,237,994	15,087,721

Plus: Average dilutive shares	681,836	683,922	683,533	653,779
Weighted-average diluted shares outstanding	15,942,471	15,791,112	15,921,527	15,741,500

Net earnings per share (1):
Basic	$0.44	$0.33	$0.83	$0.67
Diluted	$0.42	$0.32	$0.80	$0.64

(1)	Certain per share amounts may not appear to reconcile due to rounding.

For the three months ended June 30, 2018 and 2017, respectively, 8,293 and 785 options were anti-dilutive and therefore excluded from the earnings per share calculation.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4.	Investment Securities

Debt Securities

Debt securities have been classified in the consolidated financial statements as available-for-sale or held-to-maturity. The amortized cost of debt securities and their approximate fair values at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
U.S. Treasury obligations	$11,847	$33	$(97)	$11,783	$-	$-	$11,783
U.S. Government agency obligations	59,000	-	(587)	58,413	-	-	58,413
Government sponsored residential mortgage-backed securities	28,015	85	(286)	27,814	-	-	27,814
Total debt securities available-for-sale	$98,862	$118	$(970)	$98,010	$-	$-	$98,010
Held-to-maturity
U.S. Treasury obligations	$4,991	$-	$-	$4,991	$-	$(100)	$4,891
U.S. Government agency obligations	51,956	-	-	51,956	-	(1,137)	50,819
Government sponsored residential mortgage-backed securities	30,034	-	-	30,034	-	(771)	29,263
Total debt securities held-to-maturity	$86,981	$-	$-	$86,981	$-	$(2,008)	$84,973

	December 31, 2017
		Recognized in OCI			Not Recognized in OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Gains	Losses	Value
Available-for-sale
U.S. Treasury obligations	$11,847	$79	$(17)	$11,909	$-	$-	$11,909
U.S. Government agency obligations	66,000	-	(344)	65,656	-	-	65,656
Government sponsored residential mortgage-backed securities	2,677	116	-	2,793	-	-	2,793
Total debt securities available-for-sale	$80,524	$195	$(361)	$80,358	$-	$-	$80,358
Held-to-maturity
U.S. Treasury obligations	$4,991	$-	$-	$4,991	$-	$-	$4,991
U.S. Government agency obligations	37,982	-	-	37,982	-	(432)	37,550
Government sponsored residential mortgage-backed securities	32,012	-	-	32,012	29	(28)	32,013
Total debt securities held-to-maturity	$74,985	$-	$-	$74,985	$29	$(460)	$74,554

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize debt securities with gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	June 30, 2018
		Less than 12 Months		12 Months or More		Total
	Number of		Gross		Gross		Gross
	Debt	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale
U.S. Treasury obligations	1	$4,903	$(97)	$-	$-	$4,903	$(97)
U.S. Government agency obligations	9	25,653	(347)	32,760	(240)	58,413	(587)
Government sponsored residential mortgage-backed securities	5	25,389	(286)	-	-	25,389	(286)
	15	$55,945	$(730)	$32,760	$(240)	$88,705	$(970)
Held-to-maturity
U.S. Treasury obligations	1	$4,891	$(100)	$-	$-	$4,891	$(100)
U.S. Government agency obligations	8	45,905	(1,050)	4,914	(87)	50,819	(1,137)
Government sponsored residential mortgage-backed securities	7	29,263	(771)	-	-	29,263	(771)
	16	$80,059	$(1,921)	$4,914	$(87)	$84,973	$(2,008)
Total debt securities in an unrealized loss position	31	$136,004	$(2,651)	$37,674	$(327)	$173,678	$(2,978)

	December 31, 2017
		Less than 12 Months		12 Months or More		Total
	Number of		Gross		Gross		Gross
	Debt	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Loss	Value	Loss	Value	Loss
Available-for-sale
U.S. Treasury obligations	1	$4,984	$(17)	$-	$-	$4,984	$(17)
U.S. Government agency obligations	10	18,927	(73)	46,729	(271)	65,656	(344)
	11	$23,911	$(90)	$46,729	$(271)	$70,640	$(361)
Held-to-maturity
U.S. Government agency obligations	6	$32,614	$(368)	$4,935	$(64)	$37,549	$(432)
Government sponsored residential mortgage-backed securities	4	16,963	(28)	-	-	16,963	(28)
	10	$49,577	$(396)	$4,935	$(64)	$54,512	$(460)
Total debt securities in an unrealized loss position	21	$73,488	$(486)	$51,664	$(335)	$125,152	$(821)

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

Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2018, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s Consolidated Statements of Income.

The Company recorded no other-than-temporary impairment charges to the debt securities portfolios for the six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, U.S. Treasury, U.S. Government agency obligations and Government sponsored residential mortgage-backed securities with a fair value of $71.3 million and $93.3 million, respectively, were pledged as collateral for loan derivatives, public funds, repurchase liabilities and repurchase agreement borrowings.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and estimated fair value of debt securities at June 30, 2018 and December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	June 30, 2018
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$33,000	$32,760	$-	$-
Due after one year through five years	37,847	37,436	37,991	37,103
Due after five years through ten years	-	-	18,956	18,607
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	28,015	27,814	30,034	29,263
	$98,862	$98,010	$86,981	$84,973

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$28,000	$27,919	$-	$-
Due after one year through five years	49,847	49,646	30,991	30,640
Due after five years through ten years	-	-	11,982	11,901
Due after ten years	-	-	-	-
Government sponsored residential mortgage-backed securities	2,677	2,793	32,012	32,013
	$80,524	$80,358	$74,985	$74,554

Federal Home Loan Bank of Boston (“FHLBB”) Stock

The Company, as a member of the FHLBB, owned $22.2 million and $15.5 million of FHLBB capital stock at June 30, 2018 and December 31, 2017, respectively, which is equal to its FHLBB capital stock requirement. The Company evaluated its FHLBB capital stock for potential other-than-temporary impairment at June 30, 2018. Capital adequacy, credit ratings, the value of the stock, overall financial condition of the FHLB system and FHLBB as well as current economic factors were analyzed in the impairment analysis. The Company concluded that its position in FHLBB capital stock is not other-than-temporarily impaired at June 30, 2018.

Equity Securities

The Company held equity securities with fair values of $6.9 million at June 30, 2018 and December 31, 2017, included in other assets in the accompanying Consolidated Statements of Financial Condition. During the six months ended June 30, 2018, the Company recognized a realized loss of $94,000 on the equity securities held at June 30, 2018, which was recorded in “Other noninterest income” within the Consolidated Statements of Income. There were no sales of equity securities during the six months ended June 30, 2018 and 2017.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Alternative Investments

Alternative investments, which totaled $2.1 million at June 30, 2018 and December 31, 2017, respectively, are included in other assets in the accompanying Consolidated Statements of Financial Condition. The Company’s alternative investments include investments in certain non-public funds, which include limited partnerships, an equity fund and membership stocks. These investments are held at cost and were evaluated for potential other-than-temporary impairment at June 30, 2018. The Company recognized a $-0- and $10,000 other-than-temporary impairment charge on its limited partnerships for the for the six months ended June 30, 2018 and 2017, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income. The Company recognized profit distributions in its limited partnerships of $11,000 and $240,000 for the six months ended June 30, 2018 and 2017, respectively. See a further discussion of fair value in Note 15 - Fair Value Measurements. The Company has $1.6 million in unfunded commitments remaining for its alternative investments as of June 30, 2018.

5.	Loans and Allowance for Loan Losses

Loans consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2018	2017

Real estate:
Residential	$1,141,015	$989,366
Commercial	1,085,903	1,063,755
Construction	94,615	90,059
Commercial	435,034	429,116
Home equity line of credit	155,853	165,070
Other	5,039	5,650
Total loans	2,917,459	2,743,016
Net deferred loan costs	5,927	5,065
Loans	2,923,386	2,748,081
Allowance for loan losses	(22,672)	(22,448)
Loans, net	$2,900,714	$2,725,633

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses by segments are as follows:

	For the Three Months Ended June 30, 2018
(Dollars in thousands)	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period

Real estate:
Residential	$4,505	$(5)	$1	$160	$4,661
Commercial	12,047	-	-	(154)	11,893
Construction	891	-	-	(46)	845
Commercial	3,990	-	14	9	4,013
Home equity line of credit	1,148	(1)	-	83	1,230
Other	39	(34)	8	17	30
	$22,620	$(40)	$23	$69	$22,672

	For the Three Months Ended June 30, 2017
(Dollars in thousands)	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period

Real estate:
Residential	$4,247	$(2)	$1	$8	$4,254
Commercial	11,240	-	2	391	11,633
Construction	518	-	-	133	651
Commercial	3,915	-	-	162	4,077
Home equity line of credit	1,380	-	-	(1)	1,379
Other	49	(29)	6	17	43
	$21,349	$(31)	$9	$710	$22,037

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2018
(Dollars in thousands)	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period

Real estate:
Residential	$4,137	$(205)	$1	$728	$4,661
Commercial	11,963	-	-	(70)	11,893
Construction	785	-	-	60	845
Commercial	4,155	(14)	14	(142)	4,013
Home equity line of credit	1,364	(55)	-	(79)	1,230
Other	44	(69)	18	37	30
	$22,448	$(343)	$33	$534	$22,672

	For the Six Months Ended June 30, 2017
(Dollars in thousands)	Balance at beginning of period	Charge-offs	Recoveries	Provision for (Reduction of) loan losses	Balance at end of period

Real estate:
Residential	$4,134	$(33)	$1	$152	$4,254
Commercial	11,131	(111)	2	611	11,633
Construction	425	-	-	226	651
Commercial	4,400	(322)	-	(1)	4,077
Home equity line of credit	1,398	-	-	(19)	1,379
Other	41	(80)	16	66	43
	$21,529	$(546)	$19	$1,035	$22,037

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table lists the allocation of the allowance by impairment methodology and by loan segment at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
		Reserve		Reserve
(Dollars in thousands)	Total	Allocation	Total	Allocation
Loans individually evaluated for impairment:
Real estate:
Residential	$11,276	$115	$12,971	$130
Commercial	8,385	-	8,521	-
Construction	4,532	-	4,532	-
Commercial	1,850	18	1,076	38
Home equity line of credit	1,900	-	2,585	-
Other	871	6	509	6
	28,814	139	30,194	174

Loans collectively evaluated for impairment:
Real estate:
Residential	$1,136,776	$4,546	$982,626	$4,007
Commercial	1,076,491	11,893	1,054,122	11,963
Construction	90,083	845	85,527	785
Commercial	433,139	3,995	427,986	4,117
Home equity line of credit	153,953	1,230	162,485	1,364
Other	4,130	24	5,141	38
	2,894,572	22,533	2,717,887	22,274
Total	$2,923,386	$22,672	$2,748,081	$22,448

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of loan delinquencies at recorded investment values at June 30, 2018 and December 31, 2017:

	June 30, 2018
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
	Past Due		Past Due		Past Due		Total		and Still
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	14	$2,472	12	$2,678	9	$1,702	35	$6,852	$-
Commercial	2	349	-	-	-	-	2	349	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	2	130	2	23	-	-	4	153	-
Home equity line of credit	1	37	2	486	3	314	6	837	-
Other	7	65	2	8	1	1	10	74	-
Total	26	$3,053	18	$3,195	14	$6,549	58	$12,797	$-

	December 31, 2017
	30-59 Days		60-89 Days		> 90 Days				Past Due 90 Days or More
	Past Due		Past Due		Past Due		Total		and Still
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Accruing
Real estate:
Residential	13	$2,445	9	$1,874	20	$7,317	42	$11,636	$-
Commercial	1	67	-	-	-	-	1	67	-
Construction	-	-	-	-	1	4,532	1	4,532	-
Commercial	-	-	1	22	1	38	2	60	-
Home equity line of credit	2	223	1	48	4	584	7	855	-
Other	7	74	-	-	3	30	10	104	-
Total	23	$2,809	11	$1,944	29	$12,501	63	$17,254	$-

Nonperforming assets consist of non-accruing loans including non-accruing loans identified as troubled debt restructurings, loans past due more than 90 days and still accruing interest and other real estate owned. The following table lists nonperforming assets at:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans:
Real estate:
Residential	$6,268	$9,401
Commercial	57	67
Construction	4,532	4,532
Commercial	651	775
Home equity line of credit	392	963
Other	25	54
Total nonaccruing loans	11,925	15,792
Loans 90 days past due and still accruing	-	-
Other real estate owned	1,713	-
Total nonperforming assets	$13,638	$15,792

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate:
Residential	$9,740	$10,409	$-	$11,923	$14,119	$-
Commercial	8,385	8,420	-	8,521	8,555	-
Construction	4,532	4,532	-	4,532	4,532	-
Commercial	1,832	2,121	-	1,038	1,303	-
Home equity line of credit	1,900	1,928	-	2,585	2,642	-
Other	848	870	-	485	504	-
Total	27,237	28,280	-	29,084	31,655	-

Impaired loans with a valuation allowance:
Real estate:
Residential	1,536	1,597	115	1,048	1,066	130
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	18	19	18	38	62	38
Home equity line of credit	-	-	-	-	-	-
Other	23	23	6	24	24	6
Total	1,577	1,639	139	1,110	1,152	174
Total impaired loans	$28,814	$29,919	$139	$30,194	$32,807	$174

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2018	2018	2018	2017	2017	2017
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(Dollars in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Impaired loans without a valuation allowance:
Real estate:
Residential	$10,798	$61	$93	$11,566	$31	$58
Commercial	8,487	95	190	9,677	96	192
Construction	4,532	-	-	4,579	-	-
Commercial	1,476	11	24	1,590	5	8
Home equity line of credit	2,254	21	42	1,927	11	21
Other	574	6	11	648	7	14
Total	28,121	194	360	29,987	150	293

Impaired loans with a valuation allowance:
Real estate:
Residential	1,127	10	20	1,181	7	14
Commercial	-	-	-	2,151	17	51
Construction	-	-	-	-	-	-
Commercial	49	-	-	229	-	-
Home equity line of credit	10	-	-	-	-	-
Other	24	-	-	25	-	-
Total	1,210	10	20	3,586	24	65
Total impaired loans	$29,331	$204	$380	$33,573	$174	$358

There was no interest income recognized on a cash basis method of accounting for the six months ended June 30, 2018 and 2017.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on loans whose terms had been modified in a troubled debt restructuring at June 30, 2018 and December 31, 2017:

	June 30, 2018
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	22	$4,482	11	$1,824	33	$6,306
Commercial	2	611	-	-	2	611
Construction	-	-	1	4,532	1	4,532
Commercial	3	1,197	4	634	7	1,831
Home equity line of credit	14	1,555	2	58	16	1,613
Other	6	864	1	8	7	872
Total	47	$8,709	19	$7,056	66	$15,765

	December 31, 2017
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Residential	18	$3,025	12	$3,854	30	$6,879
Commercial	2	621	-	-	2	621
Construction	-	-	1	4,532	1	4,532
Commercial	2	300	5	776	7	1,076
Home equity line of credit	14	1,731	1	309	15	2,040
Other	5	495	1	13	6	508
Total	41	$6,172	20	$9,484	61	$15,656

The recorded investment balance of TDRs were $15.8 million and $15.7 million at June 30, 2018 and December 31, 2017, respectively. TDRs on accrual status were $8.7 million and $6.2 million while TDRs on nonaccrual status were $7.1 million and $9.5 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, 100% of the accruing TDRs have been performing in accordance with the restructured terms. At June 30, 2018 and December 31, 2017, the allowance for loan losses included specific reserves of $120,000 and $172,000 related to TDRs, respectively. For the six months ended June 30, 2018 and 2017, the Bank had charge-offs totaling $-0- and $35,000, respectively, related to portions of TDRs deemed to be uncollectible. The Bank may provide additional funds to borrowers in TDR status. The amount of additional funds available to borrowers in TDR status was $1.3 million and $107,000 at June 30, 2018 and December 31, 2017, respectively.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables include the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate:
Residential	3	$747	$747	2	$357	$357
Home equity line of credit	-	-	-	1	96	96
Total	3	$747	$747	$3	$453	$453

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification (1)
Troubled Debt Restructurings:
Real estate:
Residential	6	$1,133	$1,130	6	$953	$946
Construction	1	4,532	4,532	-	-	-
Commercial	2	551	902	-	-	-
Home equity line of credit	3	131	129	3	184	184
Total	12	$6,347	$6,693	$9	$1,137	$1,130

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

The following tables provide TDR loans that were modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or the concessions and borrowers discharged in bankruptcy for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	3	$-	$-	$-	$747	$747
Total	3	$-	$-	$-	$747	$747

	For the Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	6	$-	$-	$-	$1,130	$1,130
Construction	1	-	-	4,532	-	4,532
Commercial	2	902	-	-	-	902
Home equity line of credit	3	129	-	-	-	129
Total	12	$1,031	$-	$4,532	$1,130	$6,693

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	2	$-	$-	$-	$357	$357
Home equity line of credit	1	-	-	-	96	96
Total	3	$-	$-	$-	$453	$453

	For the Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Extended Maturity (1)	Adjusted Interest Rates (1)	Combination of Rate and Maturity (1)	Other (1)	Total
Real estate:
Residential	6	$89	$-	$331	$526	$946
Home equity line of credit	3	88	-	-	96	184
Total	9	$177	$-	$331	$622	$1,130

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged-off or foreclosed upon by period end are not included.

A TDR is considered to be in re-default once it is more than 30 days past due following a modification. There were no loans that defaulted and had been modified as a TDR during the twelve month period preceding the default date as of June 30, 2018. There was one construction loan totaling $4.5 million that defaulted and had been modified as a TDR during the twelve month period preceding the default date as of June 30, 2017.

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$1,132,643	$1,190	$7,182	$-	$1,141,015
Commercial	1,069,110	9,619	7,174	-	1,085,903
Construction	90,083	-	4,532	-	94,615
Commercial	417,845	3,193	13,996	-	435,034
Home equity line of credit	154,843	74	936	-	155,853
Other	4,998	16	25	-	5,039
Total Loans	$2,869,522	$14,092	$33,845	$-	$2,917,459

	December 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Residential	$976,768	$1,973	$10,625	$-	$989,366
Commercial	1,046,190	10,505	7,060	-	1,063,755
Construction	85,527	-	4,532	-	90,059
Commercial	408,442	4,202	16,472	-	429,116
Home equity line of credit	164,013	94	963	-	165,070
Other	5,578	18	54	-	5,650
Total Loans	$2,686,518	$16,792	$39,706	$-	$2,743,016

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

The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The carrying value of mortgage servicing rights was $5.5 million and $5.4 million at June 30, 2018 and December 31, 2017, respectively and the balance is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights approximated $8.0 million and $7.3 million at June 30, 2018 and December 31, 2017, respectively. Total loans sold with servicing rights retained were $44.7 million and $40.0 million for the six months ended June 30, 2018 and 2017, respectively. The net gain on loans sold totaled $629,000 and $1.1 million for the six months ended June 30, 2018 and 2017, respectively, and is included in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The principal balance of loans serviced for others, which are not included in the accompanying Consolidated Statements of Financial Condition, totaled $611.1 million and $598.4 million at June 30, 2018 and December 31, 2017, respectively. Loan servicing fees for others totaling $754,000 and $678,000 for the six months ended June 30, 2018 and 2017, respectively, are included as a component of other noninterest income in the accompanying Consolidated Statements of Income.

7.	Deposits

Deposit balances are as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017

Noninterest-bearing demand deposits	$478,319	$473,428
Interest-bearing
NOW accounts	570,952	623,135
Money market	564,810	559,297
Savings accounts	250,194	237,380
Time deposits	579,531	540,860
Total interest-bearing deposits	1,965,487	1,960,672
Total deposits	$2,443,806	$2,434,100

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions as a service to our customers. This program provides enhanced FDIC insurance to participating customers. Currently, this program is not being utilized. The Company also has established relationships for brokered deposits. There were brokered deposits totaling $63.8 million and $58.8 million at June 30, 2018 and December 31, 2017, respectively.

Time certificates of deposit in denominations of $250,000 or more approximated $140.0 million and $126.3 million at June 30, 2018 and December 31, 2017, respectively.

8.	Credit Arrangements

The Company has access to a pre-approved line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) for $8.8 million, which was undrawn at June 30, 2018 and December 31, 2017. The Company has access to pre-approved unsecured lines of credit with financial institutions totaling $58.5 million which were undrawn at June 30, 2018 and December 31, 2017. The Company maintains a cash balance of $250,000 a certain financial institution as a requirement of maintaining the line.

In accordance with an agreement with the FHLBB, the Company is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances, if any, and the preapproved line of credit. The Company is in compliance with these collateral requirements.

FHLBB advances totaled $457.5 million and $255.5 million at June 30, 2018 and December 31, 2017, respectively. Advances from the FHLBB are collateralized by first residential and commercial mortgages and home equity lines of credit with an estimated eligible collateral value of $1.7 billion and $1.6 billion at June 30, 2018 and December 31, 2017, respectively. The Company had available borrowings of $553.7 million and $706.9 million at June 30, 2018 and December 31, 2017, respectively, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $87.5 million and $79.5 million at June 30, 2018 and December 31, 2017, respectively, subject to collateral requirements of the FHLBB. The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company participates in the Federal Reserve Bank’s discount window loan collateral program that enables the Company to borrow up to $62.2 million and $72.2 million on an overnight basis at June 30, 2018 and December 31, 2017, respectively, and was undrawn as of June 30, 2018 and December 31, 2017. The funding arrangement was collateralized by $121.7 million and $139.2 million in pledged commercial real estate loans as of June 30, 2018 and December 31, 2017, respectively.

The Bank had a Master Repurchase Agreement borrowing facility with a broker which matured in March 2018. Borrowings under the Master Repurchase Agreement were secured by the Company’s investments in certain securities and cash with a fair value of $11.2 million at December 31, 2017. Outstanding borrowings totaled $10.5 million at December 31, 2017.

The Bank offers overnight repurchase liability agreements to commercial or municipal customers whose excess deposit account balances are swept daily into collateralized repurchase liability accounts. The overnight repurchase liability agreements do not contain master netting arrangements. The Bank had repurchase liabilities outstanding of $40.4 million and $34.5 million at June 30, 2018 and December 31, 2017, respectively. They are secured by the Company’s investment in specific issues of U.S. Treasury obligations, Government sponsored residential mortgage-backed securities and U.S. Government agency obligations with a market value of $45.5 million and $39.6 million as of June 30, 2018 and December 31, 2017, respectively.

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

The following tables set forth the components of net periodic pension and benefit costs.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Service cost	$-	-	$16	$14
Interest cost	234	250	23	25
Expected return on plan assets	(336)	(296)	-	-
Amortization:
Loss	162	178	-	-
Prior service cost	-	-	(13)	(13)
Recognized net gain	-	-	(1)	(2)
Net periodic benefit cost	$60	$132	$25	$24

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Service cost	$-	$-	$32	$29
Interest cost	468	500	46	51
Expected return on plan assets	(672)	(591)	-	-
Amortization:				-
Loss	325	354	-	-
Prior service cost	-	-	(25)	(25)
Recognized net gain	-	-	(3)	(4)
Net periodic benefit cost	$121	$263	$50	$51

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

Employee Stock Ownership Plan

The Company established the ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Farmington Bank Employee Stock Ownership Plan Trust in the amount needed to purchase up to 1,430,416 shares of the Company’s common stock. The loan bears an interest rate equal to the Wall Street Journal Prime Rate plus one percentage point, adjusted annually, and provides for annual payments of interest and principal over the 15 year term of the loan. At June 30, 2018, the loan had an outstanding balance of $10.0 million and an interest rate of 5.50%. The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares purchased. The ESOP compensation expense was $1.2 million for the six months ended June 30, 2018 and 2017.

Shares held by the ESOP include the following as of June 30, 2018:

Allocated	667,527
Committed to be released	47,289
Unallocated	715,600
1,430,416

The fair value of unallocated ESOP shares was $21.9 million at June 30, 2018.

10.	Stock Incentive Plans

In August 2012, the Company implemented the First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for a total of 2,503,228 shares of common stock for issuance upon the grant or exercise of awards. The Plan allows for the granting of 1,788,020 non-qualified stock options and 715,208 shares of restricted stock.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company classifies share-based compensation for employees within “Salaries and employee benefits” and share-based payments for outside directors within “Other operating expenses” in the Consolidated Statements of Income. For the three months ended June 30, 2018 and 2017, the Company recorded $163,000 and $73,000 of share-based compensation expense, respectively, comprised of $37,000 and $20,000 of stock option expense, respectively and $126,000 and $53,000 of restricted stock expense, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded $397,000 and $184,000 of share-based compensation expense, respectively, comprised of $67,000 and $40,000 of stock option expense, respectively and $330,000 and $144,000 of restricted stock expense, respectively. Expected future compensation expense relating to the 82,302 non-vested options outstanding at June 30, 2018 is $299,000 over the remaining weighted-average period of 2.31 years. Expected future compensation expense relating to the 54,274 non-vested restricted stock outstanding at June 30, 2018 is $1.1 million over the remaining weighted-average period of 2.25 years.

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

Weighted-average assumptions for the six months ended June 30, 2018 and 2017:

	2018	2017
Weighted per share average fair value of options granted	$4.81	$5.09
Weighted-average assumptions:
Risk-free interest rate	2.69%	2.05%
Expected volatility	22.11%	22.08%
Expected dividend yield	2.49%	1.94%
Weighted-average dividend yield	2.44% - 2.53%	1.89 - 2.00%
Expected life of options granted	6.0 years	6.0 years

The following is a summary of the Company’s stock option activity and related information for its option grants for the six months ended June 30, 2018.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,437,426	$13.36
Granted	38,600	25.05
Exercised	(54,194)	13.09
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2018	1,421,832	$13.69	4.56	$24,012

Exercisable at June 30, 2018	1,339,530	$13.10	4.29	$23,444

The total intrinsic value of options exercised during the six months ended June 30, 2018 was $838,000.

The following is a summary of the status of the Company’s restricted stock for the six months ended June 30, 2018.

	Restricted Stock Awards		Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	-	$-	14,012	$24.48	14,686	$21.60
Granted	2,646	26.50	14,701	25.05	15,210	22.25
Vested	(2,646)	26.50	(4,335)	24.27	-	-
Forfeited	-	-	-	-	-	-
Unvested at June 30, 2018	-	$-	24,378	$24.86	29,896	$21.93

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

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate interest rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent bank; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of June 30, 2018, based on its current position the correspondent bank has paid $10.4 million into a collateral account to collateralize its position. The Company and correspondent bank have an agreement to secure any outstanding payable in excess of $100,000.

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

The Company is in compliance with the above provisions as of June 30, 2018.

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

The interest rate swap derivatives executed with our customers and our counterparties, are marked to market and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at fair value. The Company had the following outstanding interest rate swaps that were not designated for hedge accounting:

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

		June 30, 2018		December 31, 2017
(Dollars in thousands)	Consolidated Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Commercial loan customer interest rate swap position	Other Assets	$142,641	$2,203	$197,086	$4,927

Counterparty interest rate swap position	Other Assets	370,641	13,219	214,642	5,356

Commercial loan customer interest rate swap position	Other Liabilities	370,641	(13,201)	214,642	(5,318)

Counterparty interest rate swap position	Other Liabilities	142,641	(2,229)	197,086	(5,013)

Risk Participation Agreements

The Company also enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Company has assumed credit risk, it is not a direct counterparty to the derivative contract with the borrower and have entered into the risk participation agreement because it is a party to the related loan agreement with the borrower. In those instances in which the Company has sold credit risk, it is the sole counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because other banks participate in the related loan agreement. The Company manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on the Company’s normal credit review process. The fair value of the risk participation agreements in an asset and liability position was $4,000 and ($10,000) and $1,000 and ($23,000) at June 30, 2018 and December 31, 2017, respectively and are included with prepaid expenses and other assets and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Mortgage Banking Derivatives

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2018, the notional amount of outstanding rate locks totaled approximately $17.2 million. The notional amount of outstanding commitments to sell residential mortgage loans totaled approximately $19.2 million, which included mandatory forward commitments totaling approximately $12.2 million at June 30, 2018. The forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

12.	Offsetting of Financial Assets and Liabilities

The following tables present the remaining contractual maturities of the Company’s repurchase agreement borrowings and repurchase liabilities as of June 30, 2018 and December 31, 2017, disaggregated by the class of collateral pledged.

	June 30, 2018				December 31, 2017
	Remaining Contractual Maturity of the Agreements				Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to One Year	One Year to Three Years	Total	Overnight and Continuous	Up to One Year	One Year to Three Years	Total
Repurchase agreement borrowings
U.S. Government agency obligations	$-	$-	$-	$-	$-	$6,000	$-	$6,000
Government sponsored residential mortgage-backed securities	-	-	-	-	-	4,500	-	4,500
Total repurchase agreement borrowings	-	-	-	-	-	10,500	-	10,500
Repurchase liabilities
U.S. Government agency obligations	39,009	-	-	39,009	34,496	-	-	34,496
Government sponsored residential mortgage-backed securities	1,365	-	-	1,365	-	-	-	-
Total repurchase liabilities	40,374	-	-	40,374	34,496	-	-	34,496
Total	$40,374	$-	$-	$40,374	$34,496	$10,500	$-	$44,996

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

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the potential effect of rights of setoff associated with the Company’s recognized financial assets and liabilities at June 30, 2018 and December 31, 2017:

	June 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount

Interest rate swap derivatives	$15,422	$-	$15,422	$-	$-	$-	$15,422
Total	$15,422	$-	$15,422	$-	$-	$-	$15,422

	June 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount

Interest rate swap derivatives	$15,430	$-	$15,430	$-	$-	$-	$15,430
Total	$15,430	$-	$15,430	$-	$-	$-	$15,430

	December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount

Interest rate swap derivatives	$10,283	$-	$10,283	$-	$-	$-	$10,283
Total	$10,283	$-	$10,283	$-	$-	$-	$10,283

	December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount

Interest rate swap derivatives	$10,331	$-	$10,331	$-	$-	$-	$10,331
Repurchase agreement borrowings	10,500	-	10,500	-	10,500	-	-
Total	$20,831	$-	$20,831	$-	$10,500	$-	$10,331

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

	June 30,	December 31,
(Dollars in thousands)	2018	2017

Approved loan commitments	$45,832	$39,974
Unadvanced portion of construction loans	66,229	50,014
Unused lines for home equity loans	205,350	205,350
Unused revolving lines of credit	327	336
Unused commercial letters of credit	3,496	3,940
Unused commercial lines of credit	221,285	219,597
	$542,519	$519,211

Financial instruments with off-balance sheet risk had a valuation allowance of $60,000 and $2,000 as of June 30, 2018 and December 31, 2017, respectively.

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

The Company had off-balance sheet risk related to its risk participation agreements totaling $187,000 and $998,000 at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company had no off-balance sheet special purpose entities and participated in no securitizations of assets.

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. There were no transfers between levels during the six months ended June 30, 2018 and 2017.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Debt securities available-for-sale: Debt securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury obligations. Level 2 securities include U.S. treasury obligations, U.S. government agency obligations and government-sponsored residential mortgage-backed securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. The Company had no Level 3 securities at June 30, 2018 and December 31, 2017.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements therefore are classified within Level 3 of the valuation hierarchy. The Company recognized a gain (loss) of $3,000 and ($52,000) for the six months ended June 30, 2018 and 2017, respectively, included in other noninterest income in the accompanying Consolidated Statements of Income.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the financial instruments carried at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2018
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Debt securities available-for-sale:
U.S. Treasury obligations	$11,783	$-	$11,783	$-
U.S. Government agency obligations	58,413	-	58,413	-
Government sponsored residential mortgage-backed securities	27,814	-	27,814	-
Equity securities	6,866	2,037	4,829	-
Interest rate swap derivative	15,422	-	15,422	-
Risk participation agreements	4	-	4	-
Derivative loan commitments	165	-	-	165
Total	$120,467	$2,037	$118,265	$165

Liabilities
Interest rate swap derivative	$15,430	$-	$15,430	$-
Risk participation agreements	10	-	10	-
Forward loan sales commitments	92	-	-	92
Total	$15,532	$-	$15,440	$92

	December 31, 2017
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Debt securities available-for-sale:
U.S. Treasury obligations	$11,909	$-	$11,909	$-
U.S. Government agency obligations	65,656	-	65,656	-
Government sponsored residential mortgage-backed securities	2,793	-	2,793	-
Equity securities	6,893	1,994	4,899	-
Interest rate swap derivative	10,283	-	10,283	-
Risk participation agreements	1	-	1	-
Derivative loan commitments	126	-	-	126
Total	$97,661	$1,994	$95,541	$126

Liabilities
Interest rate swap derivative	$10,331	$-	$10,331	$-
Risk participation agreements	23	-	23	-
Forward loan sales commitments	56	-	-	56
Total	$10,410	$-	$10,354	$56

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs.

	Derivative and Forward Loan Sales Commitments, Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Balance, at beginning of period	$52	$139	$70	$183
Total realized (loss) gain: Included in earnings	21	(8)	3	(52)
Balance, at the end of period	$73	$131	$73	$131

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$73	Adjusted quoted prices in active markets	Embedded servicing value	1.32%

December 31, 2017
			Significant
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Input

Derivative and forward loan sales commitments, net	$70	Adjusted quoted prices in active markets	Embedded servicing value	1.33%

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2018			December 31, 2017
	Quoted Prices in	Significant	Significant	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Identical Assets	Inputs	Inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$-	$-	$1,134	$-	$-	$2,645
Other real estate owned	-	-	1,713	-	-	-

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

Impaired Loans: Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria. As appraisals on impaired loans are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of June 30, 2018 and December 31, 2017.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write down is based upon the difference between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy. An appraisal on foreclosed real estate is not necessarily completed on the period end dates in the table above, the fair value information presented may not reflect the actual fair value as of June 30, 2018.

The following tables present the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$1,134	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%
Other real estate owned	$1,713	Appraisals	Discount for costs to sell	8% - 15%	11.50%
			Discount for condition	10% - 30%	20.00%

December 31, 2017
			Significant		Weighted
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs

Impaired loans	$2,645	Appraisals	Discount for dated appraisal	5% - 20%	12.50%
			Discount for costs to sell	8% - 15%	11.50%

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

			June 30, 2018		December 31, 2017
	GAAP			Estimated		Estimated
	Measurement	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Category	Hierarchy Level	Amount	Value	Amount	Value

Financial assets
Debt securities held-to-maturity	Amortized Cost	Level 2	$86,981	$84,973	$74,985	$74,554
Debt securities available-for-sale	Fair Value	See previous table	98,010	98,010	80,358	80,358
Equity securities	Fair Value	See previous table	6,866	6,866	6,893	6,893
Loans (1)	Amortized Cost	Level 3	2,923,386	2,770,878	2,748,081	2,699,794
Loans held-for-sale	Lower of Cost or Market	Level 2	5,331	5,419	5,295	5,375
Mortgage servicing rights	Lower of Cost or Market	Level 3	5,517	8,002	5,399	7,274
Federal Home Loan Bank of Boston stock	Amortized Cost	Level 2	22,195	22,195	15,537	15,537
Alternative investments	Amortized Cost	Level 3	2,066	1,895	2,112	1,939
Interest rate swap derivatives	Fair Value	Level 2	15,422	15,422	10,283	10,283
Risk participation agreements	Fair Value	Level 2	4	4	1	1
Derivative loan commitments	Fair Value	Level 3	165	165	126	126

Financial liabilities
Deposits other than time deposits	Amortized Cost	Level 1	1,864,275	1,864,275	1,893,240	1,893,240
Time deposits	Amortized Cost	Level 2	579,531	584,006	540,860	544,968
Federal Home Loan Bank of Boston advances	Amortized Cost	Level 2	457,457	455,648	255,458	254,228
Repurchase agreement borrowings	Amortized Cost	Level 2	-	-	10,500	10,394
Repurchase liabilities	Amortized Cost	Level 2	40,374	40,339	34,496	34,475
Interest rate swap derivatives	Fair Value	Level 2	15,430	15,430	10,331	10,331
Risk participation agreements	Fair Value	Level 2	10	10	23	23
Forward loan sales commitments	Fair Value	Level 3	92	92	56	56

(1)	Per ASU 2016-01 which became effective January 1, 2018, the fair value of loans was determined using an exit price methodology in the current period. Prior period loans fair value was estimated based on an entrance price methodology therefore the fair value adjustments between periods are not comparable.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

16.	Regulatory Matters

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

Management believes, as of June 30, 2018 and December 31, 2017 that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Federal Deposit Insurance Corporation categorizes the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2018. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table provides information on the capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Farmington Bank:
At June 30, 2018
Total Capital (to Risk Weighted Assets)	$287,158	11.25%	$204,161	8.00%	$255,202	10.00%
Tier I Capital (to Risk Weighted Assets)	264,426	10.36	153,122	6.00	204,162	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	264,426	10.36	114,841	4.50	165,882	6.50
Tier I Leverage Capital (to Average Assets)	264,426	8.21	128,787	4.00	160,984	5.00

At December 31, 2017
Total Capital (to Risk Weighted Assets)	$272,227	11.20%	$194,415	8.00%	$243,019	10.00%
Tier I Capital (to Risk Weighted Assets)	249,777	10.28	145,811	6.00	194,415	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	249,777	10.28	109,358	4.50	157,962	6.50
Tier I Leverage Capital (to Average Assets)	249,777	8.28	120,598	4.00	150,748	5.00

First Connecticut Bancorp, Inc.:

At June 30, 2018
Total Capital (to Risk Weighted Assets)	$312,072	12.23%	$204,175	8.00%	$255,219	10.00%
Tier I Capital (to Risk Weighted Assets)	289,340	11.34	153,132	6.00	204,176	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	289,340	11.34	114,849	4.50	165,893	6.50
Tier I Leverage Capital (to Average Assets)	289,340	8.99	128,805	4.00	161,006	5.00

At December 31, 2017
Total Capital (to Risk Weighted Assets)	$300,876	12.38%	$194,485	8.00%	$243,107	10.00%
Tier I Capital (to Risk Weighted Assets)	278,426	11.45	145,864	6.00	194,486	8.00
Common Equity Tier I Capital (to Risk Weighted Assets)	278,426	11.45	109,398	4.50	158,020	6.50
Tier I Leverage Capital (to Average Assets)	278,426	9.23	120,606	4.00	150,758	5.00

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

17.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive loss, net of tax by component:

	For the Three Months Ended June 30, 2018
(Dollars in thousands)	Debt Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income

Balance at March 31, 2018	$(694)	$(5,744)	$(6,438)
Other comprehensive loss during the period	(211)	-	(211)
Amount reclassified from accumulated other comprehensive income, net of tax	-	133	133
Net change	(211)	133	(78)
Balance at June 30, 2018	$(905)	$(5,611)	$(6,516)

	For the Three Months Ended June 30, 2017
(Dollars in thousands)	Debt Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income

Balance at March 31, 2017	$(174)	$(6,322)	$(6,496)
Other comprehensive income during the period	26	-	26
Amount reclassified from accumulated other comprehensive income, net of tax	-	105	105
Net change	26	105	131
Balance at June 30, 2017	$(148)	$(6,217)	$(6,365)

	For the Six Months Ended June 30, 2018
(Dollars in thousands)	Debt Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income

Balance at December 31, 2017	$(368)	$(5,861)	$(6,229)
Other comprehensive loss during the period	(537)	-	(537)
Amount reclassified from accumulated other comprehensive income, net of tax	-	250	250
Net change	(537)	250	(287)
Balance at June 30, 2018	$(905)	$(5,611)	$(6,516)

	For the Six Months Ended June 30, 2017
(Dollars in thousands)	Debt Securities Available-for-Sale	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income

Balance at December 31, 2016	$(263)	$(6,427)	$(6,690)
Other comprehensive income during the period	115	-	115
Amount reclassified from accumulated other comprehensive income, net of tax	-	210	210
Net change	115	210	325
Balance at June 30, 2017	$(148)	$(6,217)	$(6,365)

First Connecticut Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of the changes in components of other comprehensive (loss) income for the periods indicated, including the amount of income tax expense allocated to each component of other comprehensive (loss) income:

	For the Three Months Ended June 30, 2018
(Dollars in thousands)	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount

Unrealized losses on available-for-sale debt securities	$(271)	$60	$(211)
Less: net debt security gains reclassified into other noninterest income	-	-	-
Net change in fair value of debt securities available-for-sale	(271)	60	(211)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1) (2)	149	(16)	133
Total other comprehensive loss	$(122)	$44	$(78)

	For the Three Months Ended June 30, 2017
(Dollars in thousands)	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount

Unrealized gains on available-for-sale securities	$41	$(15)	$26
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	41	(15)	26
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	162	(57)	105
Total other comprehensive income	$203	$(72)	$131

	For the Six Months Ended June 30, 2018
(Dollars in thousands)	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount

Unrealized gains on available-for-sale securities	$(686)	$149	$(537)
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	(686)	149	(537)
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1) (2)	298	(48)	250
Total other comprehensive loss	$(388)	$101	$(287)

	For the Six Months Ended June 30, 2017
(Dollars in thousands)	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount

Unrealized gains on available-for-sale securities	$178	$(63)	$115
Less: net security gains reclassified into other noninterest income	-	-	-
Net change in fair value of securities available-for-sale	178	(63)	115
Reclassification adjustment for prior service costs and net gain included in net periodic pension costs (1)	325	(115)	210
Total other comprehensive income	$503	$(178)	$325

(1)	Amounts are included in other operating expenses in the unaudited Consolidated Statements of Income.

(2)	The Company adopted ASU 2016-01 effective January 1, 2018 which requires equity securities to be measured at fair value with changes in fair value recoginized in net income. The prior period includes changes in the fair value of equity securities recognized in other comprehensive income.

18.	Legal Actions

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

•	Maintaining a strong capital position in excess of the well-capitalized standards set by our banking regulators to support our current operations and future growth. The FDIC’s requirement for a “well-capitalized” bank is a total risk-based capital ratio of 10.0% or greater. As of June 30, 2018 our total risk-based capital ratio was 12.23%.

•	Increasing our focus on commercial lending and continuing to expand commercial banking operations. We will continue to focus on commercial lending and the origination of commercial loans using prudent lending standards. We plan to continue to grow our commercial lending portfolio, while enhancing our complementary business products and services.

•	Continuing to focus on residential and consumer lending in conjunction with our secondary market residential lending program. We offer traditional residential and consumer lending products and plan to continue to build a strong residential and consumer lending program that supports our secondary market residential lending program. Under our expanding secondary market residential lending program, we may sell a portion of our fixed rate residential originations while retaining the loan servicing function and mitigating our interest rate risk.

•	Maintaining asset quality and prudent lending standards. We will continue to originate all loans utilizing prudent lending standards in an effort to maintain strong asset quality. While our delinquencies and charge-offs have decreased, we continue to diligently manage our collection function to minimize loan losses and non-performing assets. We will continue to employ sound risk management practices as we continue to expand our lending portfolio.

•	Expanding our existing products and services and developing new products and services to meet the changing needs of consumers and businesses in our market area. We will continue to evaluate our consumer and business customers’ needs to ensure that we continue to offer relevant, up-to-date products and services.

•	Continue expansion through de novo branching. We opened a de novo branch in Manchester, Connecticut during the first quarter of 2018 and continue to evaluate future growth through de novo branching.

•	Continuing to control non-interest expenses. As part of our strategic plan, we have implemented several programs designed to control costs. We monitor our expense ratios and plan to reduce our efficiency ratio by controlling expenses and increasing net interest income and noninterest income. We plan to continue to evaluate and improve the effectiveness of our business processes and our efficiency, utilizing information technology when possible.

•	Taking advantage of acquisition opportunities that are consistent with our strategic growth plans. We intend to continue to evaluate opportunities to acquire other financial institutions and financial service related businesses in our current market area or contiguous market areas that will enable us to enhance our existing products and services and develop new products and services. We have no specific plans, agreements or understandings with respect to any expansion or acquisition opportunities.

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

Gains and losses on sales of debt securities are recognized at the time of sale on a specific identification basis. Debt securities are classified as either available-for-sale or held-to-maturity. Management determines the appropriate classifications of debt securities at the time of purchase. Held-to-maturity debt securities are debt securities for which we have the ability and intent to hold until maturity. All other debt securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale debt securities are recorded at fair value.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity line of credit and other. Construction loans include classes for commercial investment real estate construction, commercial owner occupied construction, residential development, residential subdivision construction and residential owner occupied construction loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and nonaccrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2018.

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

Unallocated component:

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The Company’s Loan Policy allows management to utilize a high and low range of 0.0% to 5.0% of our total allowance for loan losses when establishing an unallocated allowance, when considered necessary. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at June 30, 2018 and December 31, 2017.

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

In December 1999, we created and have since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At June 30, 2018 there were no material uncertain tax positions related to federal and state income tax matters. We are currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through 2017. If the state taxing authority were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

As of June 30, 2018, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences and future taxable income. At June 30, 2018, our net deferred tax asset was $7.7 million.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets increased $220.8 million or 7% at June 30, 2018 to $3.3 billion compared to December 31, 2017, reflecting a $175.1 million increase in net loans and a $29.6 million increase in debt securities.

Our investment portfolio totaled $185.0 million or 5.6% of total assets and $155.3 million or 5.1% of total assets at June 30, 2018 and December 31, 2017, respectively. Available-for-sale debt securities totaled $98.0 million at June 30, 2018 compared to $80.4 million at December 31, 2017. Debt securities held-to-maturity totaled $87.0 million and $75.0 million at June 30, 2018 and December 31, 2017, respectively. The Company purchases short term U.S. Treasury and agency securities in order to meet municipal and repurchase agreement pledge requirements and to minimize interest rate risk during the sustained low interest rate environment.

Net loans increased $175.1 million or 6.4% at June 30, 2018 to $2.9 billion compared to December 31, 2017 primarily driven by a $151.6 million increase in residential real estate loans. The allowance for loan losses increased $224,000 or 1.0% to $22.7 million at June 30, 2018 from $22.4 million at December 31, 2017. At June 30, 2018, 2018, the allowance for loan losses represented 0.78% of total loans and 190.12% of non-performing loans, compared to 0.82% of total loans and 142.15% of non-performing loans as of December 31, 2017.

Total liabilities increased $211.4 million to $3.0 billion at June 30, 2018 compared to $2.8 billion at December 31, 2017. Deposits increased $9.7 million to $2.4 billion at June 30, 2018 as we continue to develop and grow relationships in the geographical areas we serve. We had municipal deposit balances totaling $354.5 million and $437.1 million at June 30, 2018 and December 31, 2017, respectively. Federal Home Loan Bank of Boston advances increased $202.0 million to $457.5 million at June 30, 2018 from $255.5 million at December 31, 2017 to fund our organic loan and securities growth.

Stockholders’ equity increased $9.4 million to $281.9 million compared to June 30, 2018 primarily due to $12.7 million in net income offset by dividends paid. The Company paid cash dividends totaling $5.3 million or $0.33 per share during the six months ended June 30, 2018.

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

	For The Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Dividends (1)	Yield/ Cost	Average Balance	Interest and Dividends (1)	Yield/ Cost

Interest-earning assets:
Loans	$2,878,570	$27,537	3.84%	$2,629,493	$23,900	3.65%
Securities	187,681	1,010	2.16%	157,230	659	1.68%
Federal Home Loan Bank of Boston stock	19,566	202	4.14%	18,056	162	3.60%
Federal funds and other earning assets	915	27	11.84%	7,715	30	1.56%
Total interest-earning assets	3,086,732	28,776	3.74%	2,812,494	24,751	3.53%
Noninterest-earning assets	125,358			120,308
Total assets	$3,212,090			$2,932,802

Interest-bearing liabilities:
NOW accounts	$609,571	$1,072	0.71%	$595,350	$574	0.39%
Money market	584,667	1,388	0.95%	525,266	979	0.75%
Savings accounts	247,015	66	0.11%	242,009	63	0.10%
Time deposits	581,263	2,176	1.50%	471,905	1,410	1.20%
Total interest-bearing deposits	2,022,516	4,702	0.93%	1,834,530	3,026	0.66%
Federal Home Loan Bank of Boston advances	372,128	1,771	1.91%	315,665	1,164	1.48%
Repurchase agreement borrowings	-	-	0.00%	10,500	96	3.67%
Repurchase liabilities	26,623	7	0.11%	28,728	7	0.10%
Total interest-bearing liabilities	2,421,267	6,480	1.07%	2,189,423	4,293	0.79%
Noninterest-bearing deposits	458,686			431,336
Other noninterest-bearing liabilities	50,639			42,857
Total liabilities	2,930,592			2,663,616
Stockholders' equity	281,498			269,186
Total liabilities and stockholders' equity	$3,212,090			$2,932,802

Tax-equivalent net interest income		$22,296			$20,458
Less: tax-equivalent adjustment		(305)			(635)
Net interest income		$21,991			$19,823

Net interest rate spread (2)			2.67%			2.74%
Net interest-earning assets (3)	$665,465			$623,071
Net interest margin (4)			2.90%			2.92%
Average interest-earning assets to average interest-bearing liabilities		127.48%			128.46%

(1)	On a fully-tax equivalent basis calculated using a federal income tax rate of 21% for three months ended June 30, 2018 and 35% for the three months ended June 30, 2017.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2018 vs. 2017
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$2,340	$1,297	$3,637
Securities	142	209	351
Federal Home Loan Bank of Boston stock	14	26	40
Federal funds and other earning assets	(47)	44	(3)
Total interest-earning assets	2,449	1,576	4,025

Interest-bearing liabilities:
NOW accounts	14	484	498
Money market	120	289	409
Savings accounts	1	2	3
Time deposits	366	400	766
Total interest-bearing deposits	501	1,175	1,676
Federal Home Loan Bank of Boston advances	231	376	607
Repurchase agreement borrowing	(48)	(48)	(96)
Repurchase liabilities	(1)	1	-
Total interest-bearing liabilities	683	1,504	2,187
Increase in net interest income	$1,766	$72	$1,838

Summary of Operating Results for the Three Months Ended June 30, 2018 and 2017

The following discussion provides a summary and comparison of our operating results for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change

Net interest income	$21,991	$19,823	$2,168	10.9%
Provision for loan losses	69	710	(641)	(90.3)
Noninterest income	3,262	3,876	(614)	(15.8)
Noninterest expense	17,019	15,878	1,141	7.2
Income before taxes	8,165	7,111	1,054	14.8
Income tax expense	1,435	2,109	(674)	(32.0)
Net income	$6,730	$5,002	$1,728	34.5%

For the three months ended June 30, 2018, net income increased $1.7 million compared to the three months ended June 30, 2017. The increase in net income was primarily driven by a $2.2 million increase in net interest income and a lower income tax expense offset by a $1.1 million increase in noninterest expense.

Comparison of Operating Results for the three months ended June 30, 2018 and 2017

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $22.0 million and $19.8 million for the three months ended June 30, 2018 and 2017, respectively. Net interest income increased $2.2 million primarily due to a $249.1 million increase in the average loan balance and a 19 basis point increase in the loan yield to 3.84% offset by a $2.2 million increase in interest expense. The yield on average interest-earning assets increased 21 basis points to 3.74% for the second quarter of 2018 from 3.53% for the prior year quarter. The increase was primarily due to a 19 basis point increase in the loan yield and increases in the investment yields. The cost of average interest-bearing liabilities increased 28 basis point to 1.07% for the second quarter of 2018 compared to the prior year quarter. Net interest margin was 2.90% in the second quarter of 2018 compared to 2.92% in the prior year quarter. The Tax Act negatively affected the net interest margin by 4 basis points on a tax-equivalent basis in the second quarter of 2018.

Interest expense increased $2.2 million for the second quarter of 2018 to $6.5 million compared to the prior year quarter. The cost of average interest-bearing liabilities increased 28 basis point to 1.07% for the second quarter of 2018 compared to the prior year quarter. Average balances of noninterest-bearing deposits grew at a rate of 6.3%, while total average interest-bearing deposits grew at a rate of 10.2% for the second quarter in 2018 compared to the prior year quarter.

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

Management recorded a provision for loan losses of $69,000 and $710,000 for the three months ended June 30, 2018 and 2017, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs in the second quarter of 2018 were $17,000 or 0.00% to average loans (annualized) compared to $22,000 or 0.00% to average loans (annualized) in the prior year quarter.

At June 30, 2018, the allowance for loan losses totaled $22.7 million or 0.78% of total loans and 190.12% of non-performing loans, compared to $22.4 million or 0.82% of total loans and 142.15% of non-performing loans as of December 31, 2017.

Noninterest Income: The following table summarizes noninterest income for the three months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change

Fees for customer services	$1,718	$1,572	$146	9.3%
Net gain on loans sold	341	711	(370)	(52.0)
Brokerage and insurance fee income	63	55	8	14.5
Bank owned life insurance income	341	598	(257)	(43.0)
Other	799	940	(141)	(15.0)
Total noninterest income	$3,262	$3,876	$(614)	(15.8)%

Total noninterest income was $3.3 million in the second quarter of 2018 compared to $3.9 million in the prior year quarter. Net gain on loans sold decreased to $341,000 from $711,000 primarily due to a decrease in volume of loans sold. Bank owned life insurance income decreased $257,000 primarily due to receiving $271,000 in death benefit proceeds in the prior year quarter. Other noninterest income includes swap fees totaling $574,000 compared to $562,000 in the prior year quarter.

Noninterest Expense: The following table summarizes noninterest expense for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change

Salaries and employee benefits	$9,704	$9,848	$(144)	(1.5)%
Occupancy expense	1,315	1,187	128	10.8
Furniture and equipment expense	947	985	(38)	(3.9)
FDIC assessment	422	410	12	2.9
Marketing	767	708	59	8.3
Other operating expenses	3,864	2,740	1,124	41.0
Total noninterest expense	$17,019	$15,878	$1,141	7.2%

Noninterest expense increased $1.1 million to $17.0 million in the second quarter of 2018 compared to the prior year quarter primarily due to a $1.1 million increase in other operating expenses. Other operating expenses increased $1.1 million to $3.9 million primarily due to a $451,000 other real estate owned writedown, a $211,000 software termination buyout fee and $210,000 in acquisition related expenses.

Income tax expense was $1.4 million in the second quarter of 2018 compared to $2.1 million in the prior year quarter. As a result of the Tax Act, the Company’s federal tax rate was lowered from 35% to 21% for 2018.

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

	For The Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Dividends (1)	Yield/Cost	Average Balance	Interest and Dividends (1)	Yield/Cost

Interest-earning assets:
Loans	$2,825,611	$53,229	3.80%	$2,603,041	$47,001	3.64%
Securities	181,592	1,861	2.07%	150,119	1,188	1.60%
Federal Home Loan Bank of Boston stock	17,289	389	4.54%	17,116	313	3.69%
Federal funds and other earning assets	1,524	60	7.94%	7,037	57	1.63%
Total interest-earning assets	3,026,016	55,539	3.70%	2,777,313	48,559	3.53%
Noninterest-earning assets	126,054			119,211
Total assets	$3,152,070			$2,896,524

Interest-bearing liabilities:
NOW accounts	$636,740	$2,217	0.70%	$598,970	$1,102	0.37%
Money market	576,560	2,705	0.95%	527,326	1,949	0.75%
Savings accounts	240,872	129	0.11%	236,766	124	0.11%
Time deposits	559,845	3,990	1.44%	469,393	2,762	1.19%
Total interest-bearing deposits	2,014,017	9,041	0.91%	1,832,455	5,937	0.65%
Federal Home Loan Bank of Boston advances	317,159	2,890	1.84%	280,822	2,113	1.52%
Repurchase agreement borrowings	4,210	74	3.54%	10,500	191	3.67%
Repurchase liabilities	29,348	16	0.11%	26,866	14	0.11%
Total interest-bearing liabilities	2,364,734	12,021	1.03%	2,150,643	8,255	0.77%
Noninterest-bearing deposits	454,897			432,192
Other noninterest-bearing liabilities	53,123			46,352
Total liabilities	2,872,754			2,629,187
Stockholders' equity	279,316			267,337
Total liabilities and stockholders' equity	$3,152,070			$2,896,524

Tax-equivalent net interest income		$43,518			$40,304
Less: tax-equivalent adjustment		(605)			(1,231)
Net interest income		$42,913			$39,073

Net interest rate spread (2)			2.67%			2.76%
Net interest-earning assets (3)	$661,282			$626,670
Net interest margin (4)			2.90%			2.93%
Average interest-earning assets to average interest-bearing liabilities		127.96%			129.14%

(1)	On a fully-tax equivalent basis calculated using a federal income tax rate of 21% for six months ended June 30, 2018 and 35% for the six months ended June 30, 2017.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30,
	2018 vs. 2017
(Dollars in thousands)	Increase (decrease) due to
	Volume	Rate	Total
Interest-earning assets:
Loans	$4,134	$2,094	$6,228
Securities	280	393	673
Federal Home Loan Bank of Boston stock	3	73	76
Federal funds and other earning assets	(74)	77	3
Total interest-earning assets	4,343	2,637	6,980

Interest-bearing liabilities:
NOW accounts	74	1,041	1,115
Money market	195	561	756
Savings accounts	2	3	5
Time deposits	586	642	1,228
Total interest-bearing deposits	857	2,247	3,104
Federal Home Loan Bank of Boston advances	295	482	777
Repurchase agreement borrowing	(111)	(6)	(117)
Repurchase liabilities	1	1	2
Total interest-bearing liabilities	1,042	2,724	3,766
Increase in net interest income	$3,301	$(87)	$3,214

Summary of Operating Results for the Six Months Ended June 30, 2018 and 2017

The following discussion provides a summary and comparison of our operating results for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change

Net interest income	$42,913	$39,073	$3,840	9.8%
Provision for loan losses	534	1,035	(501)	(48.4)
Noninterest income	6,407	7,041	(634)	(9.0)
Noninterest expense	33,258	31,030	2,228	7.2
Income before taxes	15,528	14,049	1,479	10.5
Income tax expense	2,787	3,954	(1,167)	(29.5)
Net income	$12,741	$10,095	$2,646	26.2%

For the six months ended June 30, 2018, net income increased $2.6 million compared to the six months ended June 30, 2017. The increase in net income was primarily driven by a $3.8 million increase in net interest income, a $1.2 million decrease in income tax expense offset by a $2.2 million increase in noninterest expense.

Comparison of Operating Results for the six months ended June 30, 2018 and 2017

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

Net Interest Income: Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income before the provision for loan losses was $42.9 million and $39.1 million for the six months ended June 30, 2018 and 2017, respectively. Net interest income increased $3.8 million primarily due to a $222.6 million increase in the average loan balance and a 16 basis point increase in the loan yield to 3.80% offset by a $3.8 million increase in interest expense. The yield on average interest-earning assets increased 17 basis points to 3.70% for the six months ended June 30, 2018 from 3.53% for the six months ended June 30, 2017. The cost of average interest-bearing liabilities increased 26 basis points to 1.03% for the six months ended June 30, 2018 compared to 0.77% for the six months ended June 30, 2017. Net interest margin decreased 3 basis points to 2.90% for the six months ended June 30, 2018 compared to 2.93% for the six months ended June 30, 2017 primarily due to the recent increases in the prime interest rate.

Interest expense increased $3.8 million for the six months ended June 30, 2018 to $12.0 million compared to the prior year. The cost of average interest-bearing liabilities increased 26 basis points to 1.03% for the six months ended June 30, 2018 compared to 0.77% for the six months ended June 30, 2017. Average balances of noninterest-bearing deposits grew at a rate of 5.3%, while total average interest-bearing deposits grew at a rate of 9.9% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

Management recorded a provision for loan losses of $534,000 and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. The provision recorded is based upon management’s analysis of the allowance for loan losses necessary to absorb the estimated credit losses in the loan portfolio for the period. Net charge-offs were $310,000 and $527,000 for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, the allowance for loan losses totaled $22.7 million, or 0.78% of total loans and 190.12% of non-performing loans, compared to an allowance for loan losses of $22.4 million, or 0.82% of total loans and 142.15% of non-performing loans at December 31, 2017.

Noninterest Income: The following table summarizes noninterest expense for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change

Fees for customer services	$3,375	$3,078	$297	9.6%
Net gain on loans sold	629	1,127	(498)	(44.2)
Brokerage and insurance fee income	121	105	16	15.2
Bank owned life insurance income	682	917	(235)	(25.6)
Other	1,600	1,814	(214)	(11.8)
Total noninterest income	$6,407	$7,041	$(634)	(9.0)%

Total noninterest income decreased $634,000 to $6.4 million for the six months ended June 30, 2018 compared to the prior year primarily due to a $498,000 decrease in net gain on loans sold due to a decrease in volume of loans sold and bank owned life insurance income decreased $235,000 primarily due to receiving $271,000 in death benefit proceeds in the prior year period.

Noninterest Expense: The following table summarizes noninterest expense for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change

Salaries and employee benefits	$19,476	$18,986	$490	2.6%
Occupancy expense	2,644	2,500	144	5.8
Furniture and equipment expense	1,895	1,969	(74)	(3.8)
FDIC assessment	846	838	8	1.0
Marketing	1,372	1,275	97	7.6
Other operating expenses	7,025	5,462	1,563	28.6
Total noninterest expense	$33,258	$31,030	$2,228	7.2%

Noninterest expense increased $2.2 million to $33.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a $490,000 increase in salaries and employee benefits and a $1.6 million increase in other operating expenses. Salaries and employee benefits increased $490,000 to $19.5 million primarily due to general salary increases over the past year. Other operating expenses increased $1.6 million to $7.0 million primarily due to a $451,000 other real estate owned writedown, a $211,000 software termination buyout fee, $210,000 in acquisition related expenses and $385,000 increase in 3rd party services.

Income tax expense was $2.8 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively. As a result of the Tax Act, the Company’s federal tax rate was lowered from 35% to 21% for 2018.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2018, $37.0 million of our assets were invested in cash and cash equivalents compared to $35.4 million at December 31, 2017. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of debt securities, increases in deposit accounts, proceeds from residential loan sales and advances from FHLBB.

For the six months ended June 30, 2018 and 2017, loan originations and purchases, net of collected principal and loan sales, totaled $176.9 million and $119.1 million, respectively.  Cash received from the calls and maturities of available-for-sale debt securities totaled $29.0 million and $16.3 million for the six months ended June 30, 2018 and 2017, respectively. We purchased $47.4 million and $25.0 million of available-for-sale debt securities during the six months ended June 30, 2018 and 2017, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. At June 30, 2018, we had $457.5 million in advances from the FHLBB and an additional available borrowing limit of $553.7 million, compared to $255.5 million in advances from the FHLBB and an additional available borrowing limit of $706.9 million at December 31, 2017, subject to collateral requirements of the FHLBB. The Company also had letters of credit of $87.5 million and $79.5 million at June 30, 2018 and December 31, 2017, respectively, subject to collateral requirements of the FHLBB. Internal policies limit borrowings to 25.0% of total assets, or $819.0 million and $763.8 million at June 30, 2018 and December 31, 2017, respectively. Other sources of funds include access to pre-approved unsecured lines of credit with financial institutions for $58.5 million and our $8.8 million secured line of credit with the FHLBB which were all undrawn at June 30, 2018. The Federal Reserve Bank’s discount window loan collateral program enables us to borrow up to $62.2 million on an overnight basis as of June 30, 2018. The funding arrangement was collateralized by $121.7 million in pledged commercial real estate loans as of June 30, 2018.

We had outstanding commitments to originate loans of $45.8 million and $40.0 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $496.7 million and $479.2 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, time deposits scheduled to mature in less than one year totaled $340.1 million and $380.6 million, respectively. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBB advances, brokered deposits, our $58.5 million unsecured lines of credit with financial institutions, our $8.8 million secured line of credit with the FHLBB or our $62.2 million overnight borrowing arrangement with the Federal Reserve Bank in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or if there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The following table depicts the percentage increase and/or decrease in estimated net interest income over twelve months based on a static balance sheet run for each of the scenarios and the periods presented:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
	At June 30, 2018	At December 31, 2017
100 basis point decrease	(4.9)%	(7.1)%
100 basis point increase	(2.8)%	0.3%
200 basis point increase	(5.6)%	(0.5)%
300 basis point increase	(8.1)%	(1.4)%
400 basis point increase	(11.2)%	(1.4)%

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

Part II. Other Information

Item 1. Legal Proceedings

See the information set forth in Note 18. Legal Actions in the Notes to Consolidated Financial Statements (Unaudited) under Part I, Item I, which information is incorporated by reference in response to this item.

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” from those previously disclosed in the Form 10-K filed on March 9, 2018, except as discussed below.

Because the market price of People’s United common stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.

Upon completion of the merger, each outstanding share of Company common stock (except for certain shares specified in the merger agreement) will be converted into the right to receive 1.725 shares of People’s United common stock. The market value of the People’s United common stock to be issued in the merger will depend upon the market price of People’s United common stock. This market price may vary from the closing price of People’s United common stock on the date the merger was announced, on the date that the proxy statement/prospectus relating to the merger was mailed to the Company’s shareholders and on the date on which Company shareholders voted to adopt the merger agreement at a special meeting of shareholders. There will be no adjustment to the consideration paid to Company shareholders in the merger for changes in the market price of either shares of People’s United common stock or Company common stock.

The market price of People’s United common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding People’s United’s operations or business prospects, including market sentiment regarding People’s United’s entry into the merger agreement. These risks may be affected by:

•	operating results that vary from the expectations of People’s United’s management or of securities analysts and investors;
•	developments in People’s United’s business or in the financial services sector generally;
•	regulatory or legislative changes affecting People’s United’s industry generally or its business and operations;
•	operating and securities price performance of companies that investors consider to be comparable to People’s United;
•	changes in estimates or recommendations by securities analysts or rating agencies;
•	announcements of strategic developments, acquisitions, dispositions, financings and other material events by People’s United or its competitors; and
•	changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Accordingly, at the time Company shareholders decide to adopt the merger agreement at the special meeting, they will not necessarily know or will not able to calculate the value of the merger consideration they would be entitled to receive upon completion of the merger. Company shareholders are encouraged to obtain current market quotations for both People’s United common stock and Company common stock.

The merger agreement may be terminated in accordance with its terms, and the merger may not be completed.

The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the merger. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, if the merger is not completed by June 18, 2019, either People’s United or the Company may choose not to proceed with the merger, and the parties may mutually decide to terminate the merger agreement at any time. In addition, People’s United and the Company may elect to terminate the merger agreement in certain other circumstances and the Company may be required to pay a termination fee.

Failure to complete the merger could negatively impact the stock price, future business and financial results of the Company.

If the merger is not completed, the ongoing business of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

•	the Company may be required, under certain circumstances, to pay People’s United a termination fee of $22.5 million under the merger agreement;
•	the Company will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;
•	under the merger agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies; and
•	matters relating to the merger may require substantial commitments of time and resources by Company management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. The market price of Company common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger is not completed, the Company cannot assure its shareholders that the risks described above will not materialize and will not materially affect the business, financial results and stock price of the Company.

Lawsuits challenging the merger have been filed against the Company, the Company’s board of directors and People’s United, and an adverse judgment in any such lawsuit or any future similar lawsuits may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Shareholders of First Connecticut may file lawsuits against the Company, People’s United and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing of the merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition that prevents the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or People’s United from completing the merger on the agreed upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

The merger is subject to the receipt of consents and approvals from governmental entities that may delay the date of completion of the merger or impose conditions that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals or consents must be obtained from governmental authorities. Satisfying the requirements of these governmental entities may delay the date of completion of the merger. In addition, these governmental entities may include conditions on the completion of the merger or require changes to the terms of the merger. While the Company does not currently expect that any such conditions or changes would result in a material adverse effect on the combined company following the merger, there can be no assurance that they will not, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have a material adverse effect on the combined company following the merger.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the Company’s business could be harmed. In addition, the merger agreement restricts the Company from making certain acquisitions and taking other specified actions until the merger occurs without the consent of People’s United. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.

If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ending June 30, 2018, the Company did not make any repurchases of common stock.

On June 21, 2013, the Company received regulatory approval to repurchase up to 1,676,452 shares, or 10% of its then current outstanding common stock. Shares repurchased under that approval are shown above. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)	Additional Information for Stockholders

In connection with the proposed merger, People's Unitedfiled on July 25, 2018 with the Securities and Exchange Commission ("SEC") a Registration Statement on Form S-4 that included a Proxy Statement of First Connecticut Bancorp, Inc. (“FCB”) and a Prospectus of People's United, as well as other relevant documents concerning the proposed transaction.  This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval.  Stockholders are urged to read the Registration Statement, the Proxy Statement of FCB and Prospectus of People's United regarding the merger when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information.  A free copy of the Proxy Statement/Prospectus, as well as other filings containing information about FCB and People's United, may be obtained at the SEC's Internet site (http://www.sec.gov).  A definitive copy of the Proxy Statement/Prospectus will also be sent to the FCB stockholders seeking any required stockholder approval. You will also be able to obtain these documents, free of charge, from FCB by accessing FCB's website at www.firstconnecticutbancorp.com under the tab "SEC Filings" and then under the heading "Documents" or from People's United at www.peoples.com under the tab "Investor Relations" and then under the heading "Financial Information."  Alternatively, these documents, when available, can be obtained free of charge from FCB upon written request to First Connecticut Bancorp, Inc. Investor Relations, One Farm Glen Boulevard, Farmington, Connecticut 06032, by calling (860) 284-6359, or by sending an email to investor-relations@firstconnecticutbancorp.com, or from People's United upon written request to People's United Financial, Inc., 850 Main Street, Bridgeport, Connecticut 06604, Attn: Investor Relations, by calling (203) 338-4581, or by sending an email to andrew.hersom@peoples.com.

FCB and People's United and certain of their directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of FCB in connection with the proposed merger.  Information about the directors and executive officers of FCB is set forth in the proxy statement for FCB's 2018 annual meeting of stockholders, as filed with the SEC on a Schedule 14A on March 30, 2018.  Information about the directors and executive officers of People's United is set forth in the proxy statement for People's United's 2018 annual meeting of stockholders, as filed with the SEC on a Schedule 14A on March 7, 2018.  Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the Proxy Statement/Prospectus regarding the proposed merger when it becomes available.  Free copies of this document may be obtained as described in the preceding paragraph.

Item 6. Exhibits

2.1	Agreement and Plan of Merger between First Connecticut Bancorp, Inc. and People’s United Financial, Inc. (filed as Exhibit 2.1 to the 8-K filed for the Company on June 21, 2018, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of First Connecticut Bancorp, Inc. (filed as Exhibit 3.1 to the Registration Statement on the Form S-1/A filed for the Company on March 28, 2011, and incorporated herein by reference).

3.2.2	Amended and Restated Bylaws of First Connecticut Bancorp, Inc. (filed as Exhibit 3.2.3 to the Form 8-K filed for the Company on January 25, 2018, and incorporated herein by reference).

4.1	Form of Common Stock Certificate of First Connecticut Bancorp, Inc. (filed as Exhibit 4.1 to the Registration Statement on the Form S-1/A filed for the Company on March 28, 2011, as amended, and incorporated herein by reference).

10.1	First Connecticut Bancorp, Inc. 2016 Stock Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on the Form S-8 filed on July 12, 2016, and incorporated herein by reference).

10.2	Supplemental Executive Retirement Plan of Farmington Bank (filed as Exhibit 10.2 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.3	Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.3 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.4	First Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.4.1	Second Amendment to Voluntary Deferred Compensation Plan for Directors and Key Employees (filed as Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).

10.5	Voluntary Deferred Compensation Plan for Key Employees (filed as Exhibit 10.5 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.6	Life Insurance Premium Reimbursement Agreement between Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.6 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.7	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Gregory A. White (filed as Exhibit 10.7 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.8	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8 to the Registration Statement on the Form S-1/A filed for the Company on March 28, 2011, as amended, and incorporated herein by reference).

10.8.1	Farmington Savings Bank Defined Benefit Employees’ Pension Plan, as amended (filed as Exhibit 10.8.1 to the Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, and incorporated herein by reference).

10.9	Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.9.1	Amended Annual Incentive Compensation Plan (filed as Exhibit 10.9.1 to the Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, and incorporated herein by reference)

10.10	Supplemental Retirement Plan Participation Agreement between John J. Patrick, Jr. and Farmington Bank (filed as Exhibit 10.10 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.11	Supplemental Retirement Plan Participation Agreement between Michael T. Schweighoffer and Farmington Bank (filed as Exhibit 10.11 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.12	Supplemental Retirement Plan Participation Agreement between Gregory A. White and Farmington Bank (filed as Exhibit 10.12 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

10.13	Employment Agreement among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.1 Employment Agreement on Form 8-K for the Company on April 27, 2012 and incorporated herein by reference).

10.13.1	Employment Agreement First Amendment among First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.13.1 to the current report on the Form 8-K filed for the Company on February 28, 2013, as amended, and incorporated herein by reference) (term currently extended to December 31, 2019).

10.14	Life Insurance Premium Reimbursement Agreement between Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.14 to the Form 10-Q filed for the Company on May 15, 2012, and incorporated herein by reference).

10.15	First Connecticut Bancorp, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Appendix A in the Definitive Proxy Statement on Form 14A filed on June 6, 2012 and amended on July 2, 2012 (File No. 001-35209-12890818 and 12960688).

10.16	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and John J. Patrick, Jr. (filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.17	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Gregory A. White (filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.18	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Michael T. Schweighoffer (filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.19	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Kenneth F. Burns (filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

10.20	Change in Control Agreement between First Connecticut Bancorp, Inc., Farmington Bank and Catherine M. Burns (filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 2016 filed on March 13, 2017, and incorporated herein by reference).

21.1	Subsidiaries of First Connecticut Bancorp, Inc. and Farmington Bank (filed as Exhibit 21.1 to the Registration Statement on the Form S-1 filed for the Company on January 28, 2011, as amended, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-t: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CONNECTICUT BANCORP, INC.

Date: August 7, 2018	/s/ John J. Patrick, Jr
John J. Patrick, Jr.
Chairman, President and Chief Executive Officer

Date: August 7, 2018	/s/ Gregory A. White
Gregory A. White
Executive Vice President and Chief Financial Officer

